Form 10QSB
period 1995-09-30
INFORMATION ANALYSIS INC
filed 1995-11-15
CIK 803578

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                   Commission
    September 30, 1995                  File No. 33-9390


                        INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)


                               Virginia 54-1167364
 (State or other jurisdiction of               (IRS Employer
 incorporation or organization)             Identification No.)

 2222 Gallows Road, Suite 300
 Dunn Loring, VA                                  22027
 (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number,
including area code)                     (703) 641-0955


  Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes     x                      No


    State the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

         Common Stock, par value $.01, 471,549 shares



   Transitional small business disclosure format.

         Yes                    No     x                             .




                                    PART I - FINANCIAL STATEMENTS

      Item 1. Financial Statements

                      INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                                   September 30, 1995

                                                ASSETS

      Current assets
           Cash and cash equivalents                        $         29,596
           Accounts receivable                                     4,111,107
           Employee advances                                          48,242
           Income tax receivables                                     48,557
           Deferred income taxes                                      48,193
           Other receivables and prepayments                         182,559
                                                            -----------------

               Total current assets                                4,468,254

      Fixed assets
           At cost, net of accumulated depreciation                  326,968
           and amortization of $1,056,350

      Equipment under capital leases
           Net of accumulated amortization of $29,443                 76,378

      Investments                                                     10,000
      Other receivables                                               44,500
                                                            -----------------

           Total assets                                     $      4,926,100
                                                            =================



               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1995

                                    LIABILITIES & STOCKHOLDERS' EQUITY

      Current liabilities
           Accounts payable                                 $      1,540,899
           Accrued payroll                                           442,726
           Other accrued liabilities                                  36,302
           Note payable - bank                                       704,000
           Current maturities of long term debt                       19,301
              and capital lease obligations
           Current portion of deferred rent                           10,224
                                                               --------------

               Total current liabilities                           2,753,452

      Long term debt and capital lease obligations                    65,943
           net of current portion
      Deferred income taxes                                            9,500
      Deferred rent                                                    3,408
                                                               --------------

               Total liabilities                                   2,832,303
                                                               --------------

      Common stock, par value $0.01
           1,000,000 shares authorized; 621,228
           shares issued                                               6,212

      Paid in capital in excess of par value                         772,198

      Retained earnings                                            2,097,325

      Less treasury stock; 149,679 shares at cost                  (781,938)
                                                               --------------

               Total stockholders' equity                          2,093,797
                                                               --------------

      Total liabilities and stockholders' equity            $      4,926,100
                                                               ==============

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               For the Three months ended September 30,

                                                                  1995                         1994
                                                           ---------------              ---------------
      Sales
           Professional fees                             $      3,628,264             $      4,143,281
           Software sales                                          96,080                      686,941
                                                         -----------------            -----------------
                Total sales                                     3,724,344                    4,830,222
                                                         -----------------            -----------------

      Cost of sales
           Cost of professional fees                            2,932,978                    3,226,940
           Cost of software sales                                  81,208                      574,029
                                                           ---------------              ---------------
                Total cost of sales                             3,014,186                    3,800,969
                                                           ---------------              ---------------

      Gross profit                                                710,158                    1,029,253

      Selling, general and administrative expenses                714,865                      892,869
                                                           ---------------              ---------------

      Income  from operations                                     (4,707)                      136,384

      Other income and expenses
           Interest income                                          2,688                        4,601
           Interest expense                                      (29,415)                     (31,939)
                                                           ---------------              ---------------

      Income before (benefit) provision for                      (31,434)                      109,046
           income taxes
      (Benefit) provision for income taxes                       (11,663)                       40,981
                                                           ---------------              ---------------

      Net  (loss) income                                         (19,771)                       68,065

      Retained earnings:
           Beginning of period                                  2,117,096                    2,102,561
                                                           ---------------              ---------------
           End of period                                 $      2,097,325             $      2,170,626
                                                           ===============              ===============


      Income per common and common
           equivalent share
                                                                   $(0.04)                       $0.14

      Weighted average common and common
           equivalent shares outstanding                          481,800                      494,551

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             For the nine months ended September 30,

                                                               1995                          1994
                                                               ----                          ----
      Sales
           Professional fees                             $    12,016,630              $    11,876,978
           Software sales                                        210,911                      870,204
                                                              ----------                   ----------

                Total sales                                   12,227,541                   12,747,182
                                                              ----------                   ----------

      Cost of sales
           Cost of professional fees                           9,526,293                    9,196,993
           Cost of software sales                                183,762                      755,591
                                                               ---------                    ---------

                Total cost of sales                            9,710,055                    9,952,584
                                                               ---------                    ---------

      Gross profit                                             2,517,486                    2,794,598

      Selling, general and administrative expenses             2,314,621                    2,602,888
                                                               ---------                    ---------

      Income from operations                                    202,865                      191,710

      Other income and expenses
           Interest income                                         6,037                       12,583
           Interest expense                                     (100,055)                     (72,340)
                                                                --------                      -------

      Income  before provision for                               108,847                      131,953
           income taxes
      Provision for income taxes                                  41,643                       50,143
                                                               ---------                    ---------

      Net income                                                  67,204                       81,810

      Retained earnings:
           Beginning of period                                 2,030,121                    2,088,816
                                                               ---------                    ---------
           End of period                                 $     2,097,325              $     2,170,626
                                                              ==========                   ==========

      Income per common and common
           equivalent share
                                                                   $0.14                        $0.16

      Weighted average common and common
           equivalent shares outstanding                         483,467                      499,733

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           For the nine months ended September 30,

                                                                                1995                     1994
                                                                     ------------------         ----------------
Cash flows from operating activities
      Cash received from customers                                   $      12,016,657       $       12,015,622
      Cash paid to suppliers and employees                                (11,099,471)             (12,352,600)
      Interest received                                                          6,037                   12,583
      Interest paid                                                          (100,055)                 (72,340)
      Income taxes paid (net)                                                        0                 (42,790)
                                                                     ------------------      -------------------
         Net cash  provided (used) by operating activities                     823,168                (439,525)
                                                                     ------------------      -------------------

Cash flows from investing activities
      Loans and advances                                                         5,537                   11,663
      Acquisition of furniture and equipment                                  (71,941)                 (76,748)
      Proceeds from sale of equipment                                                0                    8,500
                                                                     ------------------      -------------------
         Net cash (used) in investing activities                              (66,404)                 (56,585)
                                                                     ------------------      -------------------

Cash flows from financing activities
      Net borrowing under bank revolving line of credit                      (688,000)                  597,000
      Principal payments on debt and capital leases                           (12,866)                 (19,001)
      (Repurchase) of common stock                                            (61,788)                 (69,250)
      Proceeds from exercise of incentive stock options                            275                      121
                                                                       ----------------         ----------------

         Net cash provided (used) by financing activities                    (762,379)                  508,870
                                                                     ------------------      -------------------

Net (decrease) in cash and cash equivalents                                    (5,615)                   12,760

Cash and cash equivalents at beginning of the period                            35,211                   24,046

                                                                     ------------------      -------------------
Cash and cash equivalents at end of the period                       $          29,596       $           36,806
                                                                     ==================      ===================



Reconciliation of net income to cash provided by operating activities


Net income                                                           $          67,204       $           81,810

Adjustments to reconcile net income to
net cash provided by operating activities
      Depreciation and amortization                                            130,856                  115,730
      Loss on sale of fixed assets and investments                                   0                    8,470
      Changes in operating assets and liabilities
          Accounts receivable                                                (210,884)                (731,561)
          Other receivables and prepayments                                     72,640                (112,533)
          Accounts payable and accrued expenses                                729,377                  198,875
          Deferred rent                                                        (7,668)                  (7,668)
          Income tax liability                                                 41,643                    7,352
                                                                     ------------------      -------------------
Net cash provided (used) by operating activities                     $         823,168       $        (439,525)
                                                                     ==================      ===================





                        INFORMATION ANALYSIS INCORPORATED

                          Notes to Financial Statements

The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the nine months ended September 30, 1995 and 1994. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.


Results of Operations



The Company's revenues in the third quarter of 1995 from its computer and software related services and sales segment increased by $408,972 or by 12.5%, to $3,668,548, from $3,259,576 for the third quarter of 1994.
Software sales for the third quarter of 1995 declined by $590,881 when compared to software sales in the third quarter of 1994. However, the Company realized a $999,853 increase in computer related consulting and professional fees over the consulting and professional fees generated during the same quarter in 1994. The reduction in software sales revenue was due to one order for approximately $600,000 which was obtained in the third quarter of 1994. Apart from this one order, software sales were basically equal for the 1994 and 1995 third quarter. Even though revenues increased, profit margins decreased from 23.0% in the third quarter of 1994 to 19.3% in the third quarter of 1995. Selling, general and administrative expenses, as a percentage of revenue, was basically constant for the third quarter of 1995 compared to the corresponding quarter of 1994, being 18.3% this year compared to 18.1% last year. Primarily as a result of the reduction in profit margins, the Company's third quarter 1995 profits from its computer and software business segment decreased to $38,846 from $158,308 in the third quarter of 1994, or a reduction of $119,462.

The Company's revenue generated from the health care segment of its business through Allied Health and Information Systems, Inc. ("AHISI") declined in the third quarter of 1995 to $55,796 from $1,570,646 during the corresponding quarter of 1994. This reduction in revenue resulted from the Company's implementation of its objective to wind-down the health care segment of its business. In this regard, effective as of July 1, 1995, AHISI terminated its contract with the District of Columbia Department of Corrections. This alone caused a reduction in third quarter revenue of $983,386, which was the revenue generated in the third quarter of 1994 from AHISI's contract with the District of Columbia Department of Corrections. As of October 1, 1995, AHISI's funded backlog was reduced to $121,940 under one contract it maintains with the United States Department of Justice. Once this contract expires, the Company will generate no further revenue through AHISI. AHISI's third quarter 1995 loss was $43,553 compared to a $21,924 loss realized during the corresponding quarter of 1994.

On a consolidated basis, as a result of winding-down its health care services business, the Company's overall 1995 third quarter revenues declined by $1,105,878, or by 22.9%, to $3,734,344 from $4,830,222 in the third quarter of
1994. Consolidated gross profit margins also declined to 19.1% in the third quarter of 1995 compared to 21.3% in the third quarter of 1994. Selling, general and administrative expenses as a percentage of revenue increased by less than 1% in the third quarter of 1995, to 19.2% from 18.5% in the corresponding quarter of 1994. This substantiates that the Company was able to reduce its overall general and administrative expenses in response to its declining revenues. After considering the effect of interest and taxes, the Company sustained a consolidated third quarter loss of $19,771 in 1995 compared to a $68,065 profit which was generated in the third quarter of 1994.

Year to date consolidated revenues for the nine months ended September 30, 1995 decreased $519,641 over the corresponding nine months of 1994, or a 4.1% decrease. Again, this decrease was attributable to winding-down AHISI's business. The Company's consolidated gross profit margin also declined for the nine months ended September 30, 1995 to 20.6% from 21.9% during the first nine months of 1994. Conversely, improvement was realized in selling, general and administrative expenses as a percentage of revenue which was reduced to 18.9% for the nine months ended September 30, 1995 compared to 20.4% for the first nine months of 1994. After interest income and expense, net income decreased to $67,204 for the first nine months of 1995 compared to net income of $81,810 for the first nine months of 1994.



Liquidity and Capital Resources


In the third quarter of 1995, as with the third quarter of 1994, the Company financed its operations from current collections and through advances on its line of credit with its bank. As of September 30, 1995, the outstanding balance on its line of credit was, $704,000 as compared to $1,652,000 as of September 30, 1994, a decrease of $948,000. The divesting of AHISI has reduced the Company's working capital requirements allowing it to significantly reduce its borrowings on the line of credit. Cash and cash equivalents at September 30, 1995 were $29,596, compared to $36,806 at September 30, 1994.

The Company's $2,000,000 line of credit was renewed on June 5, 1995.
This line of credit expires May 30, 1996 at which time it is subject to renewal. The line of credit coupled with funds generated from operations is sufficient to meet the Company's operating cash requirements.

The Company has no material commitments for capital expenditures.

               PART II - FINANCIAL INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
(Registrant)


Date:   November 15, 1995                    By:______________________
                                             Sandor Rosenberg
                                             Chairman of the Board
                                             and President



Date:   November 15,  1995                   By:______________________
                                             Brian R. Moore
                                             Treasurer