Form 10KSB
period 1995-12-31
INFORMATION ANALYSIS INC
filed 1996-04-16
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10KSB
                              --------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                    Commission
   December 31, 1995                                      File No. 33-9390

                       INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

         Virginia                                               54-1167364
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                         Identification No.)

2222 Gallows Road, Suite 300
Dunn Loring, Virginia                                                22027
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number,
including area code)                                        (703) 641-0955

Securities registered pursuant to Section 12(b) of the Act:

                                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                           NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     x/                         No


         The issuer's revenue for its most recent fiscal year was $15,696,896.

         The aggregate market value of the Registrant's Common Stock held by nonaffiliates as of December 31, 1995 was approximately $846,212.

         As of December 31, 1995 the Registrant had 467,053 shares of Common Stock outstanding.

Item 1.           Business


General


         Since its incorporation in 1979, Information Analysis Incorporated ("IAI") has been engaged in various facets of the computer and information field. IAI has continually adapted the nature of its services and the types of its products it markets to the perceived needs of its client and prospective client base. Today, IAI's activities, along with those of its subsidiary, DHD Systems, Inc. ("DHD"), are primarily related to software applications development, hardware and software consulting services, software sales and support services. Software sales are limited to a few types of products which IAI believes it can successfully sell based upon its familiarity with a particular market niche and potential purchasers for those products.

         In 1991, IAI organized DHD to acquire the business of DHD Services, Inc. This acquisition was intended to provide IAI with the capacity to provide additional services in the mainframe market since IAI services were principally geared to personal and microcomputer uses. Until early 1994, IAI and DHD operated, for the most part, as separate business units. Today, however, the operations of IAI and DHD operate as a single business unit.

         In 1991,  IAI organized  Allied Health and  Information  Systems,  Inc.
("AHISI") as a wholly-owned subsidiary. AHISI was formed to pursue an opportunity presented to IAI to provide medical personnel to penal institutions to provide physical examinations, provide patient management and perform primary care and minor surgery. In 1995, the determination was made to wind-down AHISI's business. To this end, AHISI did not seek to renew, or respond to any proposals for additional, contracts.

         In 1995, the combined revenues of IAI, DHD and AHISI (collectively "the Company") decreased by 6% over 1994. The computer related business revenue of IAI and DHD (hereafter collectively referred to as "IAI") increased by 26% and the health care business revenue of AHISI decreased by 70%. The Company is in the process of winding down AHISI.
See "Medical Services" below.

Computer Related Services

         In 1995, the Company continued to provide a broad range of consulting services to its clients. These services included transition engineering, feasibility and requirements analysis, systems planning analysis and design, data base design and management, software development, and project management. Primarily as a result of consulting services provided to its clients, the Company has developed expertise for particular applications in areas such as financial information, systems for the U.S. Customs Service, personnel systems, and state- of-the-art applications utilizing artificial intelligence and expert systems. The Company continues to maintain, through its personnel, proficiency in a multiple number of computer languages, hardware and software products, and software applications in both the local area network and mainframe environments.

         Traditionally, IAI's clients have spanned a wide range of enterprises in the private sector along with government agencies. 1995 was no exception with IAI providing services to companies such as, The Arbitron Corporation, Lockheed Martin, Hayes-Ligon Corporation, Caterpillar Corporation, Citicorp, and Mass Mutual. In 1995 governmental clients included the U.S. Army Personnel Command, General Services Administration, U.S. Air Force, U.S. Customs Service ("USCS"), Veterans Benefit Administration, Department of Energy, and the U.S. Navy. In 1995, IAI's largest client remained the U.S. Customs Service, which accounted for 65% of the Company's computer related revenue.

         In 1995 approximately 82% of the Company's revenue from computer related services was attributed to governmental clients.

         On March 26, 1996, the Company was informed that another company had won the recompetition of IAI's "USCS" contract. This contract has provided over 50% of the Company's revenue over the past two years. IAI has issued a protest over the selection of the other company, and the results of that protest may not be decided soon. The loss of this contract will have a severe impact on the Company's revenue and profitability in the second half of 1996. All efforts will be made to increase short term revenue in other areas and to reduce costs.


Software Sales

         In 1995, IAI continued to maintain marketing rights to two proprietary software products, Jetform and the Migrator. Jetform is an electric forms solution which allows users to electronically create and complete any form on multi-platform environments. Migrator is a re-engineering tool which can convert older COBOL based systems to the newer technology Computer Aided System Engineering (CASE) product from Intersolve. IAI does not own the Jetform product but acts as a reseller, specifically in the Federal government market where buyers can purchase the product through the General Services Administration schedule. IAI maintains the right to grant licenses to use the Migrator in both commercial and government arenas.

         Total Jetform related revenue in 1995 was $260,253. This represented both sales of the product and accompanying services such as training and forms development. The Company sold additional Jetform product to over a dozen Federal agencies.

         Although no license sales of Migrator product occurred in 1995, the Migrator software facilitated generating professional services opportunities through IAI staff use of the product in performing systems modernization services. Since the product must be customized for each conversion application, it will probably not generate substantial license revenues in the future. The product should, however, enable the Company to achieve higher profit margins from its professional service business.


Medical Services

         AHISI significantly reduced business activities in 1995 by completing contracts, novating certain government contracts, and not pursuing additional contracts. As of December 31, 1995, the AHISI's funded backlog was reduced to $88,293 under one contract it maintains with the United States Department of Justice. Once this contract expires, the Company does not plan to generate additional revenue through AHISI.

Employees

         As of  December  31,  1995,  the Company  employed  101  full-time  and
part-time   individuals.   In  addition,   the  Company  maintained  independent
contractor relationships with four individuals for computer services.

         Of the Company's employees, 38 hold undergraduate degrees and 16 hold graduate degrees. Approximately 90% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Marketing

         For its computer related services, the Company relies upon a marketing staff of three full time account executives combined with program managers and other senior management to market its services. These individuals principally concentrate on the marketing of professional services and software products. In addition to these individuals, the Company's technical staff is encouraged to assist in marketing the Company's various services.

Backlog

         As of December 31, 1995, the Company estimated its backlog at approximately $10,950,000 of which 43.3% of this amount is from one multi-year government contract with USCS. (Even though the Company was not successful in recompeting for the USCS contract (see "Computer Related Services" above), the Company anticipates the full backlog associated with the USCS contract will be realized.) Of the entire backlog, the Company projects approximately 66.6% will be completed by December 31, 1996. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Competition

         The computer services industry is highly competitive. Many of the Company's competitors are larger and have greater financial resources than the Company. Smaller firms also present significant competition. The Company competes for government contracts, either directly or as a subcontractor, on the basis of competitive procurements. The Company believes that its long-term success depends upon its ability to consistently offer quality services at competitive prices. This approach is designed to satisfy current client requirements and to attract new business opportunities.

Principal Clients

         In 1995, on a consolidated basis, the USCS, under its contract with IAI remained the principal client of the Company. In this regard, the revenue from USCS accounted for 58% of consolidated revenue and 65% of IAI revenue. The USCS contract expired September 30, 1995, but was extended through April 30, 1996. The only other significant client for IAI was the U.S. Army through IAI's subcontract with PRC Inc. which accounted for 7% of consolidated revenue and 8% of IAI revenue. For AHISI, the principal client remained the District of Columbia through its contract with the Department of Corrections which accounted for 7% of consolidated revenue and 54% of AHISI revenue.


Item 2.           Property

         The Company's offices are located at 2222 Gallows Road, Dunn Loring, Virginia 22027. IAI holds a lease for 15,812 square feet which expires January 31, 1997. AHISI has a lease for 5,696 square feet which expires April 30, 1997.

Item 3.           Legal Proceedings

         The Company is currently engaged in two significant litigation matters. One case was filed in the fourth quarter, 1995 by AHISI in the United States District Court for the District of Delaware against Prison Health Services, Inc. ("PHS"). In this case, AHISI is seeking payment of accounts receivable of approximately $185,000 and other damages emanating from the subcontract PHS granted to AHISI to provide certain healthcare services in Maryland prisons. PHS has counterclaimed against AHISI for reimbursement of overpayments.

         In the fourth quarter, 1994, one Frank H. Smitley filed a medical malpractice claim against AHISI and others resulting from the failure to properly diagnose a bulging disk that eventually left Mr. Smitley a quadriplegic. This case was initially filed as a health claims arbitration case under Maryland's malpractice law and was recently transferred to the Circuit Court of Washington County, Maryland. Although the Company is of the opinion that Mr. Smitley may be in a position to recover damages, the extent of AHISI's liability should be covered by malpractice insurance.

Item 4.           Submission of Matters to a Vote of Security Holders

         In the fourth quarter of 1995, the Company had its annual meeting of shareholders at which Sandor Rosenberg, George T. DeBakey, James C. Wester, John
D. Sanders and Bonnie K. Wachtel were elected as directors.

                                    PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders' Matters

         The Company's Common Stock is traded in the over-the-counter market. The range of bid price quotations for the last two years on a quarter-by-quarter basis is as follows:

=================================================================================================================================
                              1994                                                          1995
=================================================================================================================================
Qtr.                    1st         2nd          3rd          4th           1st           2nd           3rd            4th
- ---------------------------------------------------------------------------------------------------------------------------------
Low Bid                  4           4            4            4             4             4             4              4
- ---------------------------------------------------------------------------------------------------------------------------------
High Bid                 4           4            4            4             4             4             4              4
=================================================================================================================================


         The quotations on which these data are based reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions.

         As of December 31, 1995, the Company had 108 stockholders of record. The Company has never paid a cash dividend on its Common Stock, and intends to follow a policy of retaining earnings to finance future growth and possible acquisitions. Accordingly, the Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations 1995 Compared to 1994

         The Company's revenue from its computer and software related services and sales increased by $2,893,845, or by 26.0%, to $14,012,017 in 1995 from
$11,118,172 in 1994. In 1995, the Company generated profit from this business segment of $333,198 (before interest income and expenses, taxes and certain miscellaneous other items of income and expense which were not allocated to this segment or any other business segment). This represented a slight decrease from 1994 in which the Company generated a $334,651 profit from this line of business.

        In 1995, the Company's gross profit margin from computer and software related services and sales declined to 21.0% from 24.2% in 1994. This reduction was principally caused by expanding the scope of services the Company was providing under its USCS contract for which a subcontractor was utilized. The Company's profit margins for the services provided under the subcontract were substantially less than the profit margins the Company generally realizes from its own services. Selling, general and administrative expenses as a percentage of revenue declined to 18.6% in 1995 from 21.2% in 1994. The Company attributes this reduction to greater utilization of its resources in response to its escalating revenue base from the business associated with IAI and DHD.

        The Company's revenue from the healthcare related services through AHISI declined by $3,886,483, or by 69.7% to $1,684,879 in 1995 from $5,571,362 in
1994. This reduction was a direct result of the decision to wind-down AHISI's business. AHISI lost $330,619 (before interest income and expenses, taxes and certain other miscellaneous other items of income and expense which were not allocated to AHISI or any other business segment). This loss was caused, in part, by a reduction in gross margin in 1995 to 0.6% from 15.1% in 1994. This reduction is primarily attributable to reserves established for certain receivables and substantially lower margins in the AHISI business remaining through the winding-down process. Also, in 1995, selling, general and administrative expenses as a percentage of revenue declined to 20.1% from 21.0% in 1994.

        On a consolidated basis, the Company's overall revenues in 1995 declined by $992,638, or by 6% to $15,696,896 in 1995 from $16,689,534 in 1994. The
Company's consolidated gross profit margin decreased in 1995 to 18.8% from 21.2% in 1994. Selling, general and administrative expenses as a percentage of revenue was 2.4% lower in 1995 than in 1994 or 18.8% compared to 21.2%. Income from operations decreased slightly to $2,579 in 1995 from $6,240 in 1994. Overall, considering the effect of interest and taxes, in 1995, the Company sustained a consolidated loss of $74,633 compared to a loss in 1994 of $58,695.

Liquidity and Capital Resources

         In 1995, as in 1994, the Company financed its operations from current collections and through advances under its line of credit with the bank. As of December 31, 1995 the Company's outstanding balance on its line of credit was $550,000, a $842,000 decrease over the prior year. Cash and cash equivalents at the end of 1995 had increased by $21,805 in comparison to the end of the prior year. The winding down of AHISI during 1995 resulted in significantly decreased working capital requirements.

         The Company's $2,000,000 line of credit was renewed on June 5, 1995. This line of credit expires May 30, 1996 at which time it is subject to renewal. The line of credit coupled with funds generated from operations is sufficient to meet the Company's operating cash requirements. The Company has no material commitments for capital expenditures.


Item 7.           Financial Statements

         The following Financial Statements are filed as part of this report:


                                                                                Page(s)
         (i)    Report of Independent Certified Public                            18
                     Accountants

         (ii)   Consolidated Balance Sheet as of December 31, 1995               19-20

         (iii)  Consolidated Statements of Operations                              21
                     for the Years Ended
                     December 31, 1995 and 1994

         (iv)   Consolidated Statements of Cash Flows for the Years                22
                     Ended December 31, 1995 and 1994

         (v)    Consolidated Statements of Changes in Stockholders' Equity         23
                     for the Years Ended December 31, 1995 and 1994

         (vi)   Notes to Consolidated Financial Statements                       24-35


Item 8.           Disagreements of Accounting and Financial Disclosure

         None.
                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company are:

             Name                      Position with the Company

             Sandor Rosenberg                 Chairman of the Board, President
                                              and Secretary
             Richard S. DeRose                Executive Vice President
             George T. DeBakey                Director
             John D. Sanders                  Director
             James D. Wester                  Director
             Bonnie K. Wachtel                Director
             Brian R. Moore                   Treasurer

         Directors serve until the next annual meeting of shareholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         Sandor Rosenberg, 49, has been President and Chairman of the Board since 1979. Mr. Rosenberg holds a B.S. degree in Aerospace Engineering from Rensselear Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

         Richard S. DeRose, 57, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO for DHD, Inc. Mr. DeRose holds a B.S. degree in Science from the U.S. Naval Academy and an M.S. degree in Computer Systems Management from the U.S. Naval Post Graduate School, Monterey. Mr. DeRose has been involved in computer sales and operations for the past 20 years.

         George T. DeBakey, 46, has been a director since 1989 and Secretary since 1990. Mr. DeBakey is an international business and education consultant. From 1987 to 1989, Mr. DeBakey was Executive Director of the Information Technology Association of America. In addition, he served as Deputy Assistant Secretary at the Department of Commerce from 1985 to 1987 responsible for the high technology industries for trade policy and trade promotion. He has a B.S. from Drake University, his Master's of International Management from American Graduate School of International Management, and his M.B.A. from Southern Methodist University.

         John D. Sanders, 57, has been a Director since 1983. Since 1968, he has been a vice president of Wachtel & Co., Inc., investment bankers and since 1986 served as Chairman and CEO of TechNews, Inc., publisher of the Washington Technology newspaper. Mr. Sanders obtained a B.E.E. degree from the University of Louisville and M.S. and Ph.D. degrees in Electrical Engineering from Carnegie-Mellon University. He is a member of the board of directors of: Daedalus Enterprises, Inc., an electronics equipment manufacturer; Industrial Training Corporation, a manufacturer of video-based training programs; and Tork, Inc., an electrical equipment manufacturer.

         James D. Wester, 57, has been a Director since 1985. He has been a computer services marketing consultant for more than 15 years. Since 1984, he has been president of Results, Inc. Mr. Wester obtained a B.M.E. degree from Auburn University and an M.B.A. from George Washington University.

         Bonnie K. Wachtel, 40, has been a Director since 1992. Since 1984, she has served as vice president and general counsel of Wachtel & Co., Inc., investment bankers in Washington, D.C. Ms. Wachtel holds B.A. and M.B.A.
degrees from the University of Chicago and a J.D. from the University of Virginia. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; SSE Telecom, Inc., a satellite equipment manufacturer; and VSE Corporation,a provider of technical services to the federal government.

         Brian R. Moore, 40, was appointed Treasurer in November 1993. He joined IAI in June 1993 as Corporate Controller. Previously, Mr. Moore served as a Division Controller for PRC, Inc. He has a B.S. degree from Virginia Tech and is a Certified Public Accountant. He also serves as the Treasurer of AHISI.

         There are no family relationships between any directors or executive officers of IAI.

Item 10.          Executive Compensation

         The  following  table  sets forth the  compensation  paid over the last
three  fiscal  years  to  the  Company's  chief  executive   officer  and  other
individuals serving as executive officers as of December 31, 1995.

                           Summary Compensation Table

====================================================================================================================================
        Name and                                                                              Other                 Number of
        Principal                                                                             Annual                  Stock
        Position                  Year              Salary              Bonus             Compensation1/             Options
                                                                                                                     Granted
- ------------------------------------------------------------------------------------------------------------------------------------
Sandor Rosenberg                  1995             $100,007           $25,900                 $  487                    -
President                         1994             $ 99,910           $30,000                 $  162                    -
                                  1993             $ 94,992               -                   $  325                    -
- ------------------------------------------------------------------------------------------------------------------------------------
James Hagedorn2/                  1995             $125,814           $20,900                 $2,682                    -
Vice President                    1994             $100,006           $42,457                 $1,605                    -
(IAI)                             1993             $100,156           $18,916                 $   44                    -

- ------------------------------------------------------------------------------------------------------------------------------------
Richard DeRose                    1995             $109,730           $30,900                 $3,415                    -
Vice President                    1994             $ 99,622           $30,000                 $3,268                    -
(IAI)                             1993             $ 80,000           $60,000                 $4,985                 10,000
====================================================================================================================================

1/ Includes employer matching contributions to Section 401(k) plan and the cost of life insurance coverage over $50,000. No officer received any personal benefits or perquisites greater than 10% of their compensation.

2/       Mr. Hagedorn's employment terminated on December 31, 1995.


         In September, 1983, IAI adopted for the benefit of its employees a stock option plan which expired in 1993. As of December 31, 1995, options for 37,828 shares were outstanding ranging in exercise prices of $3.00 to $7.50 per share. No options were granted in 1995 and no executive officers exercised any options in 1995.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information concerning ownership of IAI's Common Stock as of December 31, 1995.


==================================================================================================================
             Name and Position of                                                               Percentage
              Certain Beneficial                                                                    of
            Owners and Management                   Shares of Common Stock                      Ownership
- ------------------------------------------------------------------------------------------------------------------
Sandor Rosenberg, Chairman of the                           245,000                               48.4%
Board and President
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
Richard DeRose, Vice President, DHD                          15,000(1)                             3.0%
- ------------------------------------------------------------------------------------------------------------------
James Hagedorn(2)                                             5,000                                1.0%
- ------------------------------------------------------------------------------------------------------------------
George T. DeBakey, Director                                   1,000(3)                             0.2%
- ------------------------------------------------------------------------------------------------------------------
John D. Sanders, Director                                    10,500(4)                             2.1%
- ------------------------------------------------------------------------------------------------------------------
James D. Wester, Director                                    12,500(5)                             2.5%
- ------------------------------------------------------------------------------------------------------------------
Bonnie K. Wachtel, Director                                   5,000(6)                             1.0%
- ------------------------------------------------------------------------------------------------------------------
Total Directors and Executive                               294,000                               58.2%
 Officers as a Group (6 persons)
==================================================================================================================

(1) Includes 15,000 stock options granted to Mr. DeRose, 5,000 of which are exercisable at $5.00 per share and expire, subject to continuing employment, on June 23, 2002, and 10,000 of which are exercisable at $4.50 per share and expire, subject to continuing employment, on January 4, 2003.


(2) Mr. Hagedorn's employment terminated on December 31, 1995. Includes 5,000 options which are exercised at $5.00 per share and will have expired unless exercised within three months from termination of employment.

(3) Includes a warrant issued June 1, 1989, exercisable for 1,000 shares at a price of $7.50 per share. This warrant expires June 30, 1999.

(4) Includes a warrant issued November 20, 1991, exercisable for 3,000 shares at a price of $5.50 per share. This warrant expires November 20, 1996.

(5) Includes a warrant issued on February 24, 1993, exercisable for 12,000 shares at $5.00 per share and which expires on February 24, 2004.

(6) Includes a warrant issued November 20, 1991, exercisable for 2,500 shares at a price of $5.50 per share. This warrant expires November 20, 1996. The shares reflected for Ms. Wachtel exclude 9,500 shares which Wachtel & Co., Inc., a registered broker-dealer of which Ms. Wachtel is an affiliate, held in connection with its market making activities.

Item 12.          Certain Relationships and Related Transactions

         During 1995, IAI repurchased from its President, Sandor Rosenberg, on nine separate occasions an aggregate of 17,200 shares of its common stock at an average price of $4.31 per share, for a total purchase price of $72,663.

         During 1994, IAI repurchased from its President, Sandor Rosenberg, on three separate occasions an aggregate of 20,500 shares of its common stock at an average price of $4.75 per share, for a total purchase price of $88,375.



The Exhibits set forth below are filed as part of this report:

Exhibit No.                         Description

(3)      Articles of Incorporation and Bylaws*

*Incorporated by reference from the Company's Registration Statement on Form S-18 dated November 20, 1986.

(10)        Material Contracts:                                          Page(s)

     (i) Lease of 15,812 square feet of office space at 2222 Gallows Road, Dunn Loring, Virginia, from John Hancock Mutual Life Insurance Company***

     (ii) Lease of 5,696 square feet of office space at 2222 Gallows Road, Dunn Loring, Virginia, from John Hancock Mutual Life Insurance Company ****

     (iii) Adoption Agreement and Plan for the Information Analysis Incorporated 401(k) Profit Sharing Plan+

     (iv)   Employee Stock Option Agreement+

     (v)    Non-incentive Stock Option Warrant Agreement++

     (vi) Loan Agreement between Information Analysis Incorporated and First Virginia Bank++

     (vii)  Line of Credit Agreement with First Virginia Bank              36-39

     (viii) Agreement with DHD Systems, Inc.**

     (ix)   Employment  Agreements  with  George  Davis  and   Richard
            DeRose**

     (x)    Agreement with SDA, Inc.**

     (xi)   Agreement with Weysoft, Inc. ****



                                                                           Pages

(11)        Computation of Earnings Per Share for the years ended             40
            December 31, 1995 and 1994


* Incorporated by reference from the Company's Annual 10K Report dated March 30, 1989.

** Incorporated by reference from the Company's Annual 10K Report dated March 30, 1992.

*** Incorporated by reference from the Company's Annual 10K Report dated March 30, 1993.

**** Incorporated  by reference from the Company's Annual 10K Report dated March
     30, 1994.

+Incorporated by reference from the Company's Registration Statement on Form S-8 dated December 20, 1988.

++Incorporated  by reference from the Company's  Registration  Statement on Form
  S-18 dated November 20, 1986.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INFORMATION ANALYSIS INCORPORATED


                                  By:
                                           Sandor Rosenberg, President
                                           March 31, 1996





Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                         Date

                              Chairman of the Board         March 31, 1996
Sandor Rosenberg              and President

                              Director                      March 31, 1996
George T. DeBakey

                              Director                      March 31, 1996
John D. Sanders

                              Director                      March 31, 1996
Bonnie K. Wachtel

                              Director                      March 31, 1996
James D. Wester

                              Treasurer                     March 31, 1996
Brian R. Moore

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                           DECEMBER 31, 1995 AND 1994
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Information Analysis, Incorporated


    We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 1995, and the consolidated results of operations and cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


Rubino & McGeehin, Chartered
Bethesda, Maryland
February 29, 1996

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1995

                                     ASSETS

      Current assets
           Cash and cash equivalents                        $         57,016
           Accounts receivable                                     3,251,643
           Employee advances                                          24,624
           Income taxes receivable                                    20,695
           Deferred income taxes                                      95,887
           Prepaid expenses                                          109,283
           Other receivables                                         102,186
                                                            -----------------

               Total current assets                                3,661,334

      Fixed assets
           At cost, net of accumulated depreciation
           and amortization of $1,077,150                            273,208

      Equipment under capital leases
           Net of accumulated amortization of $34,889                 70,932

      Investments                                                     10,000
      Other receivables                                              157,660
                                                            -----------------

      Total assets                                          $      4,173,134
                                                            =================



The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1995

                       LIABILITIES & STOCKHOLDERS' EQUITY

      Current liabilities
           Accounts payable                                 $      1,267,926
           Accrued payroll                                           303,353
           Other accrued liabilities                                  11,799
           Note payable - bank                                       550,000
           Current maturities of capital                              18,229
               lease obligations
           Deferred rent                                              11,076
                                                               --------------

               Total current liabilities                           2,162,383

      Capital lease obligations,  net of                              58,895
           current portion
      Deferred income taxes                                           19,000
                                                               --------------

               Total liabilities                                   2,240,278
                                                               --------------

      Common stock, par value $0.01
           1,000,000 shares authorized; 621,232
           shares issued                                               6,212

      Paid in capital in excess of par value                         772,219

      Retained earnings                                            1,955,488

      Less treasury stock; 154,179 shares at cost                   (801,063)
                                                               --------------

               Total stockholders' equity                          1,932,856
                                                               --------------

      Total liabilities and stockholders' equity            $      4,173,134
                                                               ==============



The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              For the Years Ended December 31,
                                                           -------------------------------------------

                                                                  1995                         1994
                                                           --------------               --------------
      Sales
           Professional fees                             $    15,436,643              $    15,783,360
           Software sales                                        260,253                      906,174
                                                         ----------------             ----------------
                Total sales                                   15,696,896                   16,689,534
                                                         ----------------             ----------------

      Cost of sales
           Cost of professional fees                          12,511,118                   12,361,424
           Cost of software sales                                224,477                      788,432
                                                           --------------               --------------
                Total cost of sales                           12,735,595                   13,149,856
                                                           --------------               --------------

      Gross profit                                             2,961,301                    3,539,678

      Selling, general and administrative expenses             2,958,722                    3,533,422
                                                           --------------               --------------

      Income  from operations                                      2,579                        6,256

      Other income and expenses
           Interest income                                         7,554                       15,343
           Interest expense                                     (110,748)                    (106,623)
                                                           --------------               --------------

      Income (loss) before provision for income                 (100,615)                     (85,024)
           taxes
      Provision (benefit) for income taxes                       (25,982)                     (26,329)
                                                           --------------               --------------

      Net loss                                           $       (74,633)             $       (58,695)
                                                           ==============               ==============



      Net loss per common and common
           equivalent share                                       $(0.15)                      $(0.12)

      Weighted average common and common
           equivalent shares outstanding                         478,561                      497,180


The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       For the Years Ended December 31,

                                                                                1995                     1994
                                                                     ------------------         ---------------
Cash flows from operating activities
      Cash received from customers                                   $      16,345,476       $      16,799,821
      Cash paid to suppliers and employees                                 (15,309,026)            (16,772,529)
      Interest received                                                          7,554                  15,343
      Interest paid                                                           (110,748)               (106,623)
      Income taxes paid (net)                                                   57,293                 (79,990)
                                                                     ------------------      ------------------
         Net cash  provided (used) by operating activities                     990,549                (143,978)
                                                                     ------------------      ------------------

Cash flows from investing activities
      Loans and advances                                                        29,155                  16,991
      Acquisition of furniture and equipment                                   (79,983)               (144,931)
      Proceeds from sale of equipment                                           25,687                  10,300
                                                                     ------------------      ------------------
         Net cash used in investing activities                                 (25,141)               (117,640)
                                                                     ------------------      ------------------

Cash flows from financing activities
      Net borrowing under bank revolving line of credit                       (842,000)                337,000
      Principal payments on debt and capital leases                            (20,986)                 24,037
      (Repurchase) of common stock                                             (80,913)                (88,375)
      Proceeds from exercise of incentive stock options                            296                     121
                                                                     ------------------      ------------------
         Net cash (used) provided by financing activities                     (943,603)                272,783
                                                                     ------------------      ------------------

Net increase in cash and cash equivalents                                       21,805                  11,165

Cash and cash equivalents at beginning of the period                            35,211                  24,046

                                                                     ------------------      ------------------
Cash and cash equivalents at end of the period                       $          57,016       $          35,211
                                                                     ==================      ==================


Reconciliation of net loss to cash provided by operating activities


Net loss                                                             $         (74,633)      $         (58,695)

Adjustments to reconcile net loss to
net cash provided by operating activities
      Depreciation and amortization                                            173,530                 159,556
      Loss on sale of fixed assets and investments                              (1,113)                  9,412
      Changes in operating assets and liabilities
          Accounts receivable                                                  648,580                 110,287
          Other receivables and prepaid expenses                               (69,430)                (96,046)
          Accounts payable and accrued expenses                                292,528                (151,949)
          Deferred rent                                                        (10,224)                (10,224)
          Income tax liability                                                  31,311                (106,319)

                                                                     ------------------      ------------------
Net cash provided (used) by operating activities                     $         990,549       $        (143,978)
                                                                     ==================      ==================

The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1995 and 1994


                                          Shares of
                                           Common                        Additional
                                            Stock          Common         Paid in         Retained       Treasury
                                         Outstanding        Stock         Capital         Earnings        Stock          Total
                                       ---------------  -------------  -------------  -------------  -------------  --------------
Balances, December 31, 1993              621,151          6,212          771,802        2,088,816       (631,775)        2,235,055
     Exercise of stock options                27                             121                                               121
     Purchase of treasury stock                                                                          (88,375)          (88,375)
     Net income                                                                           (58,695)                         (58,695)
                                       ---------        -------          -------     ------------     ----------     -------------

Balances, December 31, 1994              621,178          6,212          771,923        2,030,121       (720,150)        2,088,106
     Exercise of stock options                54                             296                                               296
     Purchase of treasury stock                                                                          (80,913)          (80,913)
     Net loss                                                                             (74,633)                         (74,633)
                                       ---------        -------          -------     ------------     ----------     --------------

Balances, December 31, 1995              621,232          6,212          772,219        1,955,488       (801,063)        1,932,856
                                       =========    ===========          =======     ============     ==========     =============

The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Operations

Information Analysis Incorporated (the Company) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries - DHD Systems, Inc. (DHD) and Allied Health & Information Systems, Inc. (AHISI). Upon consolidation, all material intercompany accounts, transactions and profits are eliminated. Both subsidiaries commenced operations in 1991.

Investments in companies less than 20% owned are reported at cost less allowances for permanent decline in value. Income is recognized when dividends are declared. No dividends were declared in 1994 or 1995.

Revenue Recognition

Revenue from cost-plus-fixed-fee contracts is recognized on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. Revenue from fixed-price contracts is recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed.
Revenue from time and material contracts is recognized based on fixed hourly rates for direct hours expended. The fixed hourly rate includes direct labor, indirect expenses and profit. Material or other specified direct costs are recorded at actual cost.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions of estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of sixty days or less at time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times may exceed insured limits.


Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. Gains and losses on dispositions are recorded in current operations.


Deferred Rent

Rental expense on operating leases are charged to operations over the life of the lease using the straight-line method. Differences between the amounts charged and the amounts paid are recorded as deferred rent.


Earnings Per Share

Earnings per common equivalent share are based on the weighted average number of common shares and common share equivalents outstanding during this year. When dilutive, stock options are included as share equivalents using the treasury stock method.

Under that method, earnings per share data are computed as if the options and warrants were exercised at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The provision for income taxes consists of the amount payable for the year and the change in the deferred tax liability or asset.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards

In October 1995,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing equity securities. As such, Statement 123 covers stock-based compensation plans including all arrangements under which employees receive shares of stock.
Statement 123 encourages, but does not require, employers to adopt its prescribed fair value-based method of accounting to recognize compensation expense for employee stock compensation plans. Employers must comply with the disclosure requirements set forth in the statement. Statement 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to adopt only the reporting standards of Statement 123. The Company accounts for its employee stock compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees."



2.    INDUSTRY SEGMENT AND CREDIT CONCENTRATION


During 1995 and 1994, the Company's operations included two reportable segments: computer applications and healthcare. The computer applications segment include those operations involved in developing and marketing computer application software systems and providing programming services. The Company and its subsidiary DHD, operate in this segment. Approximately 82% of this segment's revenue in 1995, and 76% in 1994, came from contracts and subcontracts with departments and agencies of the federal government. Subsequent to December 31, 1995, the Company was informed that it was unsuccessful in obtaining the renewal of a contract with the United States Customs Service. Approximately 65% of this segment's revenue in 1995 and 51% in 1994, came from the contract with the United States Customs Service.

The healthcare segment, operated by AHISI, is involved in providing the services of certified physician assistants, nurses and medical doctors to healthcare facilities operated by third parties in conjunction with state and local governments, the District of Columbia, and the federal government. The Company is in the process of winding down the activities of this business segment. The Company anticipates that no future revenue will be generated from this business segment after 1996.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    INDUSTRY SEGMENT AND CREDIT CONCENTRATION (CONTINUED)



Summarized financial information by business segment for 1995 and 1994 is as follows:


                                                                 1995                   1994
                                                          -----------             ----------
Net Sales

               Computer Applications                      $14,012,017             11,118,172
               Healthcare                                   1,684,879              5,571,362

Income (loss) from operations (pre-tax)

           Computer Applications                              333,198                334,651
           Healthcare                                        (330,619)              (328,395)

Identifiable assets

            Computer Applications                           3,361,013              2,736,398
            Healthcare                                        494,616              1,626,086

Capital Expenditures

            Computer Applications                              79,354                 99,205
            Healthcare                                            629                 45,726

Depreciation and Amortization

            Computer Applications                             155,289                142,604
            Healthcare                                         18,241                 16,952


Operating income by business segment excludes interest income, interest expense and miscellaneous income and expense items that could not be identified with either segment. Other than those acquired by AHISI, all furniture, equipment, and capital leases and their related depreciation and amortization are considered the assets and expenses, respectively, of the computer application segment. In addition, accounts receivable are considered identifiable assets of the respective segment. Cash and cash equivalents, and the remaining other assets are considered corporate assets. There were no significant intersegment sales or transfers during 1995 and 1994.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.    RECEIVABLES

Accounts receivable at December 31, 1995 consisted of the following:


                 Billed - Federal government                    $1,812,702
                 Billed - prime contractors                        699,992
                 Billed - commercial                               523,383
                                                               -----------

                     Total billed                               $3,036,077
                                                               -----------
                 Unbilled - Federal government                     $11,388
                 Unbilled - prime contractors                       60,438
                 Unbilled - commercial                             143,740
                                                               -----------

                     Total unbilled                               $215,566
                                                               -----------

                  Total accounts receivable                     $3,251,643
                                                               -----------



Unbilled receivables are for unbilled services provided through the balance sheet date which are expected to be billed and collected within one year. Included in the unbilled accounts receivable at December 31, 1995 is approximately $185,000 related to a claim with a former customer. The Company is currently in litigation against this customer and is seeking recovery of $185,000 plus additional damages. The Company anticipates that this litigation will not be resolved within the next year.

Additionally, at December 31, 1995, the Company is due approximately $500,000 from a former customer. An agreement between the parties calls for extended payments. Accordingly, a portion of the receivable is included as a non current other receivable.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




4.    FIXED ASSETS

A summary of fixed assets and equipment under capital leases at December 31, 1995 is as follows:



                  Furniture and Equipment                $1,378,500
                  Leasehold Improvements                     40,666
                  Motor Vehicles                             37,013
                                                       ------------
                                                          1,456,179
                  Accumulated depreciation and
                        amortization                     (1,112,039)
                                                       ------------

                  Total                                    $344,140
                                                       ------------



5.    NOTE PAYABLE

At December 31, 1995, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings of up to $2,000,000. This line expires on May 30, 1996. Drawings against this line are based on varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. On December 31, 1995, the outstanding balance on this loan was $550,000. The bank's prime rate on that date was 8.75%. The lender has a first priority security interest in the Company's receivables and a direct assignment of its major U.S. Government contracts. The line of credit, among other covenants, requires the Company to comply with certain financial ratios.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    COMMITMENTS AND CONTINGENCIES

Capital Leases

The future minimum payments under capital leases for equipment and the present value of the minimum lease payments are as follows:

       Year ending December 31

      1996                                                            $ 24,318
      1997                                                              24,318
      1998                                                              27,367
      1999                                                              15,132
                                                                    ----------
      Total minimum lease payments                                      91,135
      Less amount representing interest                              (  14,011)
                                                                    ----------

      Total obligation representing principal                           77,124
      Less current portions of capital lease obligations             (  18,229)
                                                                    ----------

      Long-term portion of capital lease obligations                  $ 58,895
                                                                    ----------


Operating Leases

Rent expense was $263,031, and $329,864 for the years ended December 31, 1995, and 1994 respectively.

The future minimum rental payments to be made under noncancelable operating leases, principally for facilities, are as follows:

      Year ending December 31

      1996                                                            $321,412
      1997                                                              45,865
                                                                      --------
      Total minimum rent payments                                     $367,277
                                                                      --------
The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents shall be adjusted each year to reflect increases in the consumer price index and the Company's proportionate share of real estate tax increases on the leased property.

The leases are secured by irrevocable letters of credit for $26,982. As of December 31, 1995 none of the letters of credit have been used.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMMITMENTS  AND CONTINGINCIES (CONTINUED)

Operating Leases (continued)

In September 1993, the Company leased additional space at its corporate headquarters to provide for the growth of its subsidiary, Allied Health. In conjunction with these negotiations, a $51,112 leasehold improvement allowance on the main facility lease was converted into a rent credit. This rent credit is spread over the life of the lease and accounted for as deferred rent.

Royalties

In October 1993, the Company purchased ownership rights to a software product called Migrator. Included in the purchase price is an obligation for royalty payments of 10% on all Migrator license fees generated during the four year period following the sale. As of December 31, 1995, no Migrator license fees have been generated. During 1995, $63,191 in research and development costs were incurred in the development of the Migrator product. As of December 31, 1995, all Migrator research and development costs have been expensed.


Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA). Audits by DCAA have not been performed for any years. Management is of the opinion that disallowances, if any, by DCAA for unaudited years will not result in any material adjustments to the financial statements.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7.  INCOME TAXES

The provision for income taxes consists of the following:


                                                              December 31
                                                       ------------------------
                                                          1995             1994
                                                       -------          -------
      Current Expense

           Federal                                      $9,996          $48,628
           State                                         2,216           10,772
                                                      --------         --------
                                                        12,212           59,400
                                                      --------         --------

      Deferred Benefit

           Federal                                     (31,268)         (70,182)
           State                                        (6,926)         (15,547)
                                                      --------         --------
                                                       (38,194)         (85,729)
                                                      --------         --------

      Provision (benefit) for income taxes            $(25,982)        $(26,329)
                                                      --------         --------



The items that give rise to the deferred tax benefit shown above are as follows:

                                                            December 31
                                                   ----------------------------
                                                      1995                 1994
                                                   -------              -------

  Net IRC Section 481 (a) adjustment              $      0            $(122,589)
  Depreciation                                       9,500                    0
  Vacation expense                                  13,106               (  550)
  Bad debt expense                                 (60,800)              37,410
                                                  --------            ---------

    Tax effects of temporary differences          $(38,194)           $ (85,729)
                                                  --------            ---------


Prior to 1991, the Company reported its income for tax purposes on the cash basis. In 1991, the Company converted to the accrual method for tax reporting purposes. As a result, per IRC Section 481 (a), the Company is required to include with its current period taxable income, one fourth of the previously untaxed accrual income net of certain adjustments over a four year period ending with 1994.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   INCOME TAXES (CONTINUED)



The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1995 are as follows:




  Depreciation                                                $  35,087
  Bad debt expense                                               60,800
                                                              ---------
    Deferred tax asset                                        $  95,887
                                                              ---------



Depreciation - deferred tax liability                         $  19,000
                                                              ---------




The provision for income taxes is at an effective rate different from the federal statutory rate due to principally to the following reasons:


                                                           December 31
                                                 ------------------------------
                                                      1995                 1994
                                                 ---------             --------

  Income (loss)  before taxes                    $(100,615)            $(85,024)
                                                 ---------             --------
  Income taxes (benefit) on above amount
      at federal statutory rate                    (34,209)             (28,908)
  State income taxes net of federal benefit         (4,648)              (3,928)
  Effect of graduated tax brackets, change
      in estimates, and other                       12,875                6,507
                                                 ---------             --------

  Provision (benefit) for income taxes            $(25,982)            $(26,329)
                                                 ---------             --------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




8.   STOCK OPTIONS AND WARRANTS

The Company has an employee stock incentive plan which reserved 100,000 shares of common stock to be sold to certain employees. At December 31, 1995, options to purchase stock under this plan were outstanding to employees as follows:


                         Number of shares           Exercise price per share

                                       32                              $3.00
                                      200                               4.00
                                   20,200                               4.50
                                   17,000                               5.00
                                      396                               5.50

These options are exercisable immediately.





Transactions involving the plan were as follows:

                                                        December 31
                                               ----------------------------
                                                  1995                 1994
                                               -------              -------

  Outstanding at beginning of year              43,443               72,158
  Granted                                            0                    0
  Exercised                                        (54)                 (27)
  Canceled                                      (5,561)             (28,688)
                                               -------              -------

                                                37,828               43,443
                                               -------              -------


The Board of Directors has granted warrants to directors and employees. As of December 31, 1995, warrants to acquire 19,000 shares of common stock had been granted to such persons and were outstanding. The purchase price for shares issued upon exercise of these warrants range from $3.00 to $7.50 per share. These warrants are exercisable immediately. In addition, warrants to purchase 10,000 of common stock at $5.50 per share were issued to the underwriters as part of the cost of the issuance of stock in November 1986. These warrants expired in 1991 and were replaced by warrants to purchase 10,000 shares of common stock at $5.50 per share.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.   RETIREMENT PLANS

The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Each participant can elect to have up to 6% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of this salary reduction. The Company can also make additional contributions at its discretion. Amounts expensed under the plan for the years ended December 31, 1995 and 1994 were $44,549 and $47,994 respectively.

The Company does not provide post employment benefits and, as a result, Statement of Financial Accounting Standards No. 106 does not have any impact on these financial statements.



10.   LITIGATION

At December 31, 1995, the Company is involved in litigation with a former inmate at a correctional facility where the Company has provided medical services. The case is a malpractice claim against the Company as well as other related parties. The plaintive seeks $850,000 to $1,300,000. The Company has insurance to cover claims of up to $1 million per occurrence, and there are other defendants who will likely contribute to either a settlement or a judgment, if any. In the opinion of management, there will be no material adverse effect on the Company's financial statements. No amounts have been accrued in the financial statements related to this matter.

                                                             Commercial Division
                                                        6400 Arlington Boulevard
                                                    Falls Church, Virginia 22042

                                                                    June 5, 1995

Mr. Sandor Rosenberg, Chairman
Information Analysis, Inc.
2222 Gallows Road
Suite 300
Dunn Loring, Virginia 22027

Dear Sandy:

It is my pleasure to inform you that First Virginia Bank has renewed the following credit arrangements for Information Analysis, Inc.

BORROWER:                   Information Analysis, Inc.

AMOUNT:                     Two million and 00/100 dollars ($2,000,000.00).

CREDIT FACILITY:            Line of credit, secured.

ADVANCES:                   Borrowings under this line are available as follows:

                            (Bullet) Up  to  90%  of  less than ninety (90) day,
                                     billed   invoices   under    Prime,    U.S.
                                     Government contracts; plus

                            (Bullet) Up  to  75%  of less  than  ninety (90) day
                                     commercial  receivables,   U.S.  Government
                                     subcontracts,     and     D.C.   Government
                                     contracts, not to exceed $1 million.

                            Borrowings    are    available    by telephone  from
                            authorized officers or employees of the borrower under a "Master Note" arrangement.

                            Borrowings  under  the  line are not available   for
                            any  "real  estate" related   transaction,   without
                            the prior written consent of the Bank.

Commitment Letter
Information Analysis, Inc.
June 5, 1995
Page 2

SECURITY:

                            (Bullet) A first priority, security interest in  all
                                     company  receivables,  now   acquired   and
                                     hereafter  arising,  filed  under  Virginia
                                     Uniform Commercial Code; and

                            (Bullet) Direct  assignment  of  major U.S. and D.C.
                                     Government  contracts   under  the  Federal
                                     Assignment of Claims Act, where applicable.

INTEREST RATE &
ADMINISTRATIVE EXPENSE
OPTIONS:                    Please choose one of the following:

                            ( ) First Virginia Bank's prime rate plus 1/2%, which today is 9.50% plus an administrative fee of $2,500, which covers periodic reviews of contracts, financial statements, and other reports of Borrower;

                                                       OR

                            ( ) First Virginia Bank's prime rate plus 1/4%, which today is 9.25%, plus an administrative fee of $5,000, which covers periodic reviews of contracts, financial statements, and other reports of Borrower;

                                                       OR

                            (x) First Virginia Bank's prime rate which today is 9.00%, plus an administrative fee of $7,500, which covers periodic reviews of contracts, financial statements and other reports of Borrower.

                            The administrative fee covers costs to the Bank such as the review of contracts; perfecting the Bank's security interest under the Federal Assignment of Claims Act and the Virginia Uniform Commercial Code; and the review of periodic reports and financial statements. The administrative fee is earned upon commitment acceptance and will be charged to Borrower's operating account.

Commitment Letter
Information Analysis, Inc.
June 5, 1995
Page 3

                            The term prime rate shall mean the rate established from time to time by the Bank as a reference for fixing the lending rate of commercial loans.

                            These interest rates are considered variable and and may fluctuate periodically with general money market conditions.

LETTER AGREEMENT:           This $2 million secured, lined  of  credit continues
                            to  be  subject  to  a  certain Letter Agreement and
                            Amendment dated September 3, 1992 and June 30,  1993
                            respectively  and  is   noted  here  for   reference
                            purposes.

DEPOSITS:                   We   appreciate   the  deposit   relationship   that
                            Information  Analysis  and   you   personally   have
                            maintained with First Virginia Bank over time. We would expect the Company to continue making the Bank its primary depository, while this line of credit is in effect.

BANK COLLATERAL
AUDITS: At any reasonable time and from time to time during normal business hours, permit the Bank or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the properties of, the
                            Borrower and any Subsidiary, and to discuss the affairs, finances, and accounts of the Borrower and any Subsidiary with any of their respective officers and directors and the Borrower's independent accountants. Expenses associated with the above will be the responsibility of the Borrower.


FINANCIAL REPORTING
REQUIREMENTS:               The following financial statements  and reports  are
                            requested for our periodic and confidential review:

                            (Bullet) A listing and aging of Company  receivables
                                     (along with a Borrowing Base certification) and payables are due twenty (20) days after the end of each month.

                            (Bullet) Quarterly,   Company   prepared   financial
                                     statements are due forty-five (45) days after the end of each fiscal quarter, including year-end, but subject to CPA adjustments.

Commitment Letter
Information Analysis, Inc.
June 5, 1995
Page 4

                            (Bullet) CPA  prepared,  audited  year-end financial
                                     statements  along   with  the  accompanying
                                     Management  Letter  are   due  one  hundred
                                     twenty (120) days after the end of each fiscal year.

                            (Bullet) Such other  financial  data and  reports as
                                     the Bank may require from time to time.

MATURITY:                   This  secured, line of credit  expires May 30, 1996,
                            at which time the line will be considered for renewal by the Bank.

MISCELLANEOUS:              Any  credit extension  granted now  or in the future
                            are  conditioned  upon  Information  Analysis,  Inc.
                            maintaining a financial condition satisfactory to First Virginia Bank.

                            The provisions of this commitment letter will remain in full force and effect until this line of credit is paid in full.

If the general terms and conditions renewing this $2.0 million secured line are acceptable to you, please so indicate by signing and returning the original of this commitment letter to my attention by June 27, 1995, after which time this renewal may expire at the Bank's option.

Sandy, we are please to renew the $2 million credit line for Information Analysis and hope that it meets the Company's short-term credit needs. Should you have any questions in connection with this renewal, please call me.

                                                      Sincerely,


                                                      Joseph J. Calabrese, III
                                                      Vice President
                                                      Telephone 703/241-3180
cc:      Mr. Brian Moore, Treasurer &
         Director-Finance & Administration


AGREED to and ACCEPTED this 7th day of June, 1995.

INFORMATION ANALYSIS, INC.

By:  __________________________
     Sandor Rosenberg, Chairman

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE


                                                          For the Years Ended December 31,
                                                     -------------------------------------------

                                                          1995                        1994
                                                     --------------              --------------
Primary earnings per share
Earnings
     Net loss                                        $     (74,633)             $     (58,695)

- -------------------------------------------------------------------------------------------------------
Shares
     Weighted average number of                            477,303                    495,922
          common shares outstanding

     Excess shares issuable from assumed                         8                          8
         exercise of stock options

     Excess shares issuable from assumed                     1,250                      1,250
         exercise of stock warrants
- -------------------------------------------------------------------------------------------------------

Average shares as adjusted                                 478,561                    497,180

- -------------------------------------------------------------------------------------------------------

Primary earnings per share                         $         (0.15)             $       (0.12)

- -------------------------------------------------------------------------------------------------------