Form 10QSB
period 1996-03-31
INFORMATION ANALYSIS INC
filed 1996-05-10
CIK 803578

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                   Commission
    March 31, 1996                    File No. 33-9390


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


          Yes     x                      No ___________


    State the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

         Common Stock, par value $.01, 462,053 shares



   Transitional small business disclosure format.

         Yes __________                 No     x

	     INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEET
			     March 31, 1996

					ASSETS

	Current assets
		Cash and cash equivalents		     $  122,656
		Accounts receivable			      3,405,689
		Employee advances			         37,074
		Deferred income taxes                            95,887
		Prepaid expenses				143,545
		Other receivables				 62,012

		    Total current assets		      3,866,863

	Fixed assets
		At cost, net of accumulated depreciation
		and amortization of $1,108,537		        245,639

	Equipment under capital leases
		Net of accumulated amortization of $40,180	 65,641

	Investments						 10,000
	Other receivables					157,660

	Total assets					     $4,345,803

		INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEET
                             March 31, 1996

				LIABILITIES & STOCKHOLDERS' EQUITY

	Current liabilities
		Accounts payable			$1,759,422
		Accrued payroll				   406,104
		Other accrued liabilities		    31,100
		Note payable - bank				 0
		Current maturities of capital		    18,229
		    lease obligations
		Income taxes payable			    36,229
		Deferred rent				     8,520

		    Total current liabilities		 2,259,604

	Capital lease obligations,  net of		    54,428
		current portion
	Deferred income taxes				    19,000

		    Total liabilities			 2,333,032

	Common stock, par value $0.01
		1,000,000 shares authorized; 621,232
		shares issued				     6,212

	Paid in capital in excess of par value		   772,219

	Retained earnings				 2,056,153

	Less treasury stock; 159,179 shares at cost	  (821,813)

		    Total stockholders' equity		 2,012,771

	Total liabilities and stockholders' equity	$4,345,803

		INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
			CONSOLIDATED STATEMENT OF OPERATIONS

					   For the three months ended March 31,

 					           1996            1995
 Sales
 	Professional fees			$4,053,087	$4,229,242
 	Software sales				    26,437          56,979
 	     Total sales		         4,079,524       4,286,221

 Cost of sales
 	Cost of professional fees		 3,311,057	 3,362,169
 	Cost of software sales			    21,598          52,111
 	     Total cost of sales		 3,332,655       3,414,280

 Gross profit					   746,869         871,941

 Selling, general and administrative expenses	   581,778         828,489

 Income  from operations			   165,091          43,452

 Other income and expenses
 	Interest income				       601 	     2,096
 	Interest expense			    (8,103)        (33,423)

 Income before provision for income 		   157,589          12,125
 	taxes
 Provision  for income taxes			    56,924           4,607

 Net income				        $  100,665	$    7,518





 Net income per common and common
 	equivalent share			     $0.22           $0.02

 Weighted average common and common
 	equivalent shares outstanding		   465,978         486,430

	INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
		CONSOLIDATED STATEMENT OF CASH FLOWS


					   For the three months ending March 31,

						         1996	         1995
Cash flows from operating activities
   Cash received from customers				$3,925,478   $4,061,343
   Cash paid to suppliers and employees			(3,258,374)  (4,266,564)
   Interest received					       601 	  2,096
   Interest paid					    (8,103)     (33,423)
      Net cash  provided (used) by
        operating activities				   659,602     (236,548)

Cash flows from investing activities
   Loans and advances					   (12,450)      (8,242)
   Acquisition of furniture and equipment		    (6,295)     (43,412)
      Net cash used in investing activities		   (18,745)     (51,654)

Cash flows from financing activities
   Net borrowing under bank revolving line of credit	   (550,000)    285,000
   Principal payments on debt and capital leases	     (4,467)     (3,910)
   (Repurchase) of common stock				    (20,750)    (19,125)
      Net cash (used) provided by financing activities	   (575,217)    261,965

Net increase (decrease) in cash and cash equivalents	     65,640     (26,237)

Cash and cash equivalents at beginning of the period	     57,016      35,211

Cash and cash equivalents at end of the period		 $  122,656    $  8,974


Reconciliation of net loss to cash provided by operating activities


Net income					         $  100,665    $  7,518

Adjustments to reconcile net loss to
net cash provided by operating activities
   Depreciation and amortization			     39,155      43,087
   Changes in operating assets and liabilities
       Accounts receivable				   (154,046)   (224,878)
       Other receivables and prepaid expenses		      5,912     (21,361)
       Accounts payable and accrued expenses		    613,548     (42,965)
       Deferred rent					     (2,556)     (2,556)
       Income tax liability				     56,924       4,607

Net cash provided (used) by operating activities	   $659,602   $(236,548)

             INFORMATION ANALYSIS INCORPORATED

               Notes to Financial Statements

The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the three months ended March 31, 1996 and 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.


Results of Operations



The Company's revenues in the first quarter of 1996 from its computer and software related services and sales segment increased by $901,905 or by 28.6%, to $4,045,511, from $3,143,606 for the first quarter of 1995.
This increase is primarily attributable to the Company's contract with the U.S. Customs Service ("USCS"). The USCS contract generated $3,171,109 in revenue in the first quarter of 1996 as compared to $1,692,240 in the first quarter of 1995, an increase of $1,478,869. This increase principally arose because the USCS assigned to the Company contractual responsibility for certain tasks which were previously contracted to other parties. The Company has subcontracted these additional tasks to others. It should be noted that the USCS contract is scheduled to terminate on June 30, 1996, the Company having failed to be awarded the renewal of this contract under recompetition. The Company has protested the award. No assurances can be provided that this protest will be successful.

Even though revenues increased for the computer and software services related segment, profit margins for this segment decreased from 23.9% in the first quarter of 1995 to 18.5% in the first quarter of 1996. This reduction is mostly attributable to lower profit margins the Company has realized on subcontracted services under the USCS contract. Selling, general and administrative expenses, as a percentage of revenue, decreased for the first quarter of 1996 compared to the corresponding quarter of 1995, or 13.9% this year compared to 21.5% last year. This decrease is due to a $111,341 reduction in indirect expenses for the first quarter of 1996, as compared to the first quarter of 1995, coupled with the increased revenue generated from the contract with USCS. Primarily, by reducing its selling, general, and administrative expenses, the computer and software segment was able to generate a profit of $184,236 during the first quarter of 1996, as compared to a $73,322 profit during the first quarter of 1995.

The Company's revenue generated from the health care segment of its business through Allied Health and Information Systems, Inc. ("AHISI") declined in the first quarter of 1996 to $34,013 from $1,142,615 during the corresponding quarter of 1995. This reduction in revenue resulted from the Company's implementation of its objective to wind-down the health care segment of its business. As of April 1, 1996, AHISI's funded backlog was reduced to $54,280 under one contract it maintains with the United States Department of Justice. This contract will terminate May 3, 1996 because the option year was not exercised. Effective May 3, 1996, the Company will generate no further revenue through AHISI. AHISI's first quarter 1996 loss was $19,145 compared to a $29,870 loss realized during the corresponding quarter of 1995.

On a consolidated basis, as a result of winding-down its health care services business, the Company's overall 1996 first quarter revenues declined by $206,697, to $4,079,524 from $4,286,221 in the first quarter of 1995. Consolidated gross profit margins also declined to 18.3% in the first quarter of 1996 compared to 20.3% in the first quarter of 1995. Selling, general and administrative expenses as a percentage of revenue decreased by 5.1% in the first quarter of 1996, to 14.2% from 19.3% in the corresponding quarter of 1995. After considering the effect of interest and taxes, the Company generated a consolidated first quarter profit of $100,665 in 1996 compared to a $7,518 profit which was generated in the first quarter of 1995.




Liquidity and Capital Resources


In the first quarter of 1996, as with the first quarter of 1995, the Company financed its operations from current collections and through advances on its line of credit with its bank. As of March 31, 1996, the outstanding balance on its line of credit was zero, as compared to $1,667,000 as of March 31, 1995. The winding down of AHISI has reduced the Company's working capital requirements allowing it to significantly reduce its borrowings on the line of credit. Cash and cash equivalents at March 31, 1996 were $122,656, compared to $8,974 at March 31, 1995.

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

(b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
(Registrant)


Date:   May 10, 1996                    By:______________________
                                             Sandor Rosenberg
                                             Chairman of the Board
                                             and President



Date:   May 10, 1996                   By:______________________
                                             Brian R. Moore
                                             Treasurer