Form 10QSB
period 1996-06-30
INFORMATION ANALYSIS INC
filed 1996-08-20
CIK 803578

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended                   Commission
                June 30, 1996                    File No. 33-9390


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


          Yes     x                      No
             --------------                 -------------

    State the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

         Common Stock, par value $.01, 464,303 shares



   Transitional small business disclosure format.

         Yes                            No     x
             ----------                    ----------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1996

                               ASSETS

      Current assets
           Cash and cash equivalents                        $         93,765
           Accounts receivable                                     2,838,593
           Employee advances                                          33,721
           Deferred income taxes                                      95,887
           Prepaid expenses                                          164,839
           Other receivables                                          68,867
                                                            -----------------

               Total current assets                                3,295,672

      Fixed assets
           At cost, net of accumulated depreciation
           and amortization of $1,135,694                            237,254

      Equipment under capital leases
           Net of accumulated amortization of $45,471                 60,350

      Investments                                                     10,000
      Goodwill                                                        99,606
      Other receivables                                              157,660
                                                            -----------------

      Total assets                                          $      3,860,542
                                                            =================

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1996


                        LIABILITIES & STOCKHOLDERS' EQUITY

      Current liabilities
           Accounts payable                                 $      1,120,111
           Accrued payroll                                           280,291
           Other accrued liabilities                                  95,911
           Note payable - bank                                        50,000
           Current portion of note payable - other                   115,413
           Current maturities of capital                              18,229
               lease obligations
           Income taxes payable                                        7,664
           Deferred rent                                               5,964
                                                               --------------

               Total current liabilities                           1,693,583

      Note payable - other                                           123,172
      Capital lease obligations,  net of                              49,020
           current portion
      Deferred income taxes                                           19,000
                                                               --------------

               Total liabilities                                   1,884,775
                                                               --------------
      Common stock, par value $0.01
           1,000,000 shares authorized; 627,482
           shares issued                                               6,275

      Paid in capital in excess of par value                         797,156

      Retained earnings                                            2,010,149

      Less treasury stock; 163,179 shares at cost                   (837,813)
                                                               --------------
               Total stockholders' equity                          1,975,767
                                                               --------------
      Total liabilities and stockholders' equity                  $3,860,542
                                                               ==============

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                For the six months ended June 30,
                                                         ----------------------------------------------

                                                                  1996                         1995
                                                           --------------               --------------
      Sales
           Professional fees                               $   6,999,875                $   8,388,366
           Software sales                                        126,893                      114,831
                                                           --------------               --------------
                Total sales                                    7,126,768                    8,503,197
                                                           --------------               --------------

      Cost of sales
           Cost of professional fees                           5,633,024                    6,593,315
           Cost of software sales                                102,088                      102,554
                                                           --------------               --------------
                Total cost of sales                            5,735,112                    6,695,869
                                                           --------------               --------------

      Gross profit                                             1,391,656                    1,807,328

      Selling, general and administrative expenses             1,297,438                    1,599,756
                                                           --------------               --------------

      Income  from operations                                     94,218                      207,572

      Other income and expenses
           Interest income                                         2,785                        3,349
           Interest expense                                      (13,983)                     (70,640)
                                                           --------------               --------------

      Income before provision for income                          83,020                      140,281
           taxes
      Provision  for income taxes                                 28,359                       53,306
                                                           --------------               --------------

      Net income                                           $      54,661                $      86,975
                                                           ==============               ==============





      Net income per common and common
           equivalent share                                        $0.12                        $0.18

      Weighted average common and common
           equivalent shares outstanding                         464,499                      484,800

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               For the three months ended June 30,
                                                         ---------------------------------------------

                                                                  1996                         1995
                                                           --------------               --------------
      Sales
           Professional fees                               $   2,946,788                $   4,159,124
           Software sales                                        100,456                       57,852
                                                           --------------               --------------
                Total sales                                    3,047,244                    4,216,976
                                                           --------------               --------------

      Cost of sales
           Cost of professional fees                           2,321,967                    3,231,146
           Cost of software sales                                 80,490                       50,443
                                                           --------------               --------------
                Total cost of sales                            2,402,457                    3,281,589
                                                           --------------               --------------

      Gross profit                                               644,787                      935,387

      Selling, general and administrative expenses               715,660                      771,267
                                                           --------------               --------------

      Income  (loss) from operations                             (70,873)                     164,120

      Other income and expenses
           Interest income                                         2,184                        1,253
           Interest expense                                       (5,880)                     (37,217)
                                                           --------------               --------------

      Income (loss) before provision for income                  (74,569)                     128,156
           taxes
      Provision  (benefit) for income taxes                      (28,565)                      48,699
                                                           --------------               --------------

      Net income (loss)                                    $     (46,004)               $      79,457
                                                           ==============               ==============





      Net income per common and common
           equivalent share                                       ($0.10)                       $0.16

      Weighted average common and common
           equivalent shares outstanding                         461,353                      483,171


               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            For the six months ending June 30,

                                                                            1996                      1995
                                                                     ------------------         ---------------
Cash flows from operating activities
      Cash received from customers                                     $     8,000,987       $     8,080,219
      Cash paid to suppliers and employees                                  (7,291,638)           (7,943,311)
      Interest received                                                          2,785                 3,349
      Interest paid                                                            (13,983)              (70,640)
                                                                       ----------------      ----------------
         Net cash  provided  by operating activities                           698,151                69,617
                                                                       ----------------      ----------------

Cash flows from investing activities
      Loans and advances                                                        (9,097)                1,260
      Acquisition of furniture and equipment                                   (31,074)              (66,108)
                                                                       ----------------      ----------------
         Net cash used in investing activities                                 (40,171)              (64,848)
                                                                       ----------------      ----------------

Cash flows from financing activities
      Net borrowing (payments) under bank revolving                           (500,000)               27,000
          line of credit
      Principal payments on debt and capital leases                             (9,875)               (8,688)
      (Repurchase) of common stock                                             (36,750)              (47,350)
      Goodwill associated with purchase of a business                          (99,606)                    0
      Stock issued in purchase of a business                                    25,000                     0
      Proceeds from exercise of incentive stock options                              0                   275
                                                                       ----------------      ----------------
         Net cash used  by financing activities                               (621,231)              (28,763)
                                                                       ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                            36,749               (23,994)

Cash and cash equivalents at beginning of the period                            57,016                35,211

                                                                       ----------------      ----------------
Cash and cash equivalents at end of the period                         $        93,765       $        11,217
                                                                       ================      ================


Reconciliation of net income to cash provided by operating activities


Net income                                                             $        54,661       $        86,975

Adjustments to reconcile net loss to
net cash provided by operating activities
      Depreciation and amortization                                             77,610                86,599
      Changes in operating assets and liabilities
          Accounts receivable                                                  874,219              (422,978)
          Other receivables and prepaid expenses                              (483,406)               43,710
          Accounts payable and accrued expenses                                151,820               227,117
          Deferred rent                                                         (5,112)               (5,112)
          Income tax liability                                                  28,359                53,306

                                                                       ----------------      ----------------
Net cash provided  by operating activities                             $       698,151       $        69,617
                                                                       ================      ================

                       INFORMATION ANALYSIS INCORPORATED

                         Notes to Financial Statements

The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the six months ended June 30, 1996 and 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.


Results of Operations



The Company's revenues in the second quarter of 1996 from its computer and software related services and sales segment decreased by $464,491 or by 13.3%, to $3,034,988 from $3,499,479 for the second quarter of 1996. The results of this segment now include International Software Services Corporation ("ISSC") which will operate as a subsidiary. ISSC's operating performance has been included from the date of acquisition, June 5, 1996. For the period June 5 through June 30, 1996, ISSC generated $63,590 in revenue and a $14,473 profit. Overall, in the second quarter of 1996, the Company incurred a $43,274 loss in its computer and software related services segment. This represented a $192,628 reduction in profit compared with the second quarter of 1995, in which the Company generated a profit of $149,354 profit from this line of business.

In the second quarter of 1996, the gross profit percentage from the computer and software related services and sales segment decreased to 21.3%, from 22.6% in the second quarter of 1995. Selling, general, and administrative expenses as a percentage of revenue increased to 22.7% during the second quarter of 1996, from 18.4% in the second quarter of 1995. This increase is due to $110,000 in legal fees that the Company incurred in the second quarter of 1996 in its protest of the award to another party of the renewal of the contract that the Company has maintained with the U.S. Customs Service ("USCS").

During the second quarter of 1996, the Company completed its intention of winding down the health care segment of the business provided by Allied Health and Information Services, Inc. ("AHISI"). AHISI's last remaining contract terminated May 3, 1996. No further revenue will be generated in AHISI. AHISI had revenues of $12,256 and a loss of $27,599 during the second quarter of 1996.

On a consolidated basis, as a result of winding-down its health care services business, the Company's overall 1996 second quarter revenues declined by $1,169,732 to $3,047,244 from $4,216,976 in the second quarter of 1995.
Consolidated gross profit margins also declined to 21.2% in the second quarter of 1996, compared to 22.2% in the second quarter of 1995. Selling, general and administrative expenses as a percentage of revenue increased by 5.3% in the second quarter of 1996, to 23.5% from 18.2% in the corresponding quarter of 1995, primarily as a result of the reduction of its consolidated revenue. After considering the effect of interest and taxes, the Company sustained a consolidated second quarter loss of $46,004 in 1996 compared to a $79,457 profit which was generated in the second quarter of 1995.

As a result of winding down AHISI's business, year-to-date revenues for the Company for the six months ended June 30, 1996 decreased $1,376,429 over the corresponding six months of 1995, a decrease of 16.2%. The Company's consolidated gross profit percentage declined by 1.8% from 21.3% during first six months of 1994, to 19.5% during the first six months of 1996. Selling, general and administrative expenses as a percentage of revenue declined slightly to 18.2% during the first six months of 1996, compared to 18.9% during the first six months of 1995. Interest expense decreased by $56,657 during the first six months of 1996, as compared to the first six months of 1995. Interest income declined slightly to $2,785 in the first six months of 1996, from $3,349 in the first six months of 1995. Net income declined to $54,661 during the first six months of 1996, compared to a net income of $86,975 during the first six months of 1995.



Liquidity and Capital Resources


In the second quarter of 1996, as with the second quarter of 1995, the Company financed its operations from current collections and through advances on its line of credit with its bank. As of June 30, 1996 the outstanding balance on its line of credit was $50,000, as compared to $1,419,000 as of June 30, 1995. The winding down of AHISI has reduced the Company's working capital requirements allowing it to significantly reduce its borrowings on the line of credit. Cash and cash equivalents at June 30, 1996 were $93,765, compared to $11,217 at June 30, 1995.

The Company's renewed its line of credit for $1,500,000 on June 25, 1996. This line of credit represents a $500,000 reduction from the prior line of credit. This reduction is due to the Company's decreased working capital requirements. This line of credit expires June 19, 1997 at which time it is subject to renewal. The line of credit coupled with funds generated from operations is sufficient to meet the Company's operating cash requirements.

The Company has no material commitments for capital expenditures.

               PART II - FINANCIAL INFORMATION

Item 5.  Other Information

On April 9, 1996, the Company protested the award to another bidder of the renewal of the contract the Company has maintained with USCS. This protest was not successful. The contract with USCS accounted for 58% and 34% respectively, of the Company's consolidated revenue for the years ending December 31, 1995 and 1994. Until this revenue is replaced, the Company anticipates that its selling, general and administrative expenses as a percentage of revenue will increase. Any and all direct expenses associated with the contract will be eliminated.



Item 6.  Exhibits and Reports on Form 8-K

(b) An 8-K was filed by the registrant during the quarter ended June 30, 1996 pertaining to acquisition of International Software Services Corporation on June 5, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
(Registrant)


Date:   August 15, 1996                    By:______________________
                                             Sandor Rosenberg
                                             Chairman of the Board
                                             and President



Date:   August 15, 1996                   By:______________________
                                             Brian R. Moore
                                             Treasurer