Form 10QSB
period 1996-09-30
INFORMATION ANALYSIS INC
filed 1996-11-19
CIK 803578

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended                   Commission
             September 30, 1996                    File No. 33-9390


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


               Yes     x                      No
                   -------                         -------

    State the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

         Common Stock, par value $.01, 460,303 shares



   Transitional small business disclosure format.

               Yes                            No     x
                   ----------                    ----------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996

                                                ASSETS

      Current assets
           Cash and cash equivalents                        $         35,764
           Accounts receivable                                     2,189,059
           Employee advances                                         134,073
           Deferred income taxes                                      95,887
           Prepaid expenses                                          163,411
           Other receivables                                          60,777
                                                            -----------------

               Total current assets                                2,678,971

      Fixed assets
           At cost, net of accumulated depreciation
           and amortization of $1,169,396                            280,289

      Equipment under capital leases
           Net of accumulated amortization of $50,762                 55,059

      Other assets                                                    16,593
      Investments                                                     10,000
      Goodwill                                                        85,080
      Other receivables                                              157,660
                                                            -----------------

      Total assets                                          $      3,283,652
                                                            =================

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996

                                    LIABILITIES & STOCKHOLDERS' EQUITY

      Current liabilities
           Accounts payable                                 $        564,560
           Accrued payroll                                           303,138
           Other accrued liabilities                                  60,125
           Note payable - bank                                        75,000
           Current portion of note payable - other                   120,300
           Current maturities of capital                              18,229
               lease obligations
           Income taxes payable                                        5,317
           Deferred rent                                               3,408
                                                            -----------------

               Total current liabilities                           1,150,077

      Note payable - other                                           123,172
      Capital lease obligations,  net of                              44,355
           current portion
      Deferred income taxes                                           19,000
                                                            -----------------

               Total liabilities                                   1,336,604
                                                            -----------------

      Common stock, par value $0.01
           1,000,000 shares authorized; 627,482
           shares issued                                               6,275

      Paid in capital in excess of par value                         797,156

      Retained earnings                                            1,997,930

      Less treasury stock; 167,179 shares at cost                   (854,313)
                                                            -----------------

               Total stockholders' equity                          1,947,048
                                                            -----------------

      Total liabilities and stockholders' equity            $      3,283,652
                                                            =================

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            For the nine months ended September 30,
                                                         ---------------------------------------------

                                                                 1996                         1995
                                                           --------------               --------------
      Sales
           Professional fees                             $     9,343,616              $    12,016,630
           Software sales                                        339,926                      210,911
                                                         ----------------             ----------------
                Total sales                                    9,683,542                   12,227,541
                                                         ----------------             ----------------

      Cost of sales
           Cost of professional fees                           7,409,611                    9,526,293
           Cost of software sales                                292,717                      183,762
                                                         ----------------             ----------------
                Total cost of sales                            7,702,328                    9,710,055
                                                         ----------------             ----------------

      Gross profit                                             1,981,214                    2,517,486

      Selling, general and administrative expenses             1,895,716                    2,314,621
                                                         ----------------             ----------------

      Income  from operations                                     85,498                      202,865

      Other income and expenses
           Interest income                                         9,944                        6,037
           Interest expense                                      (26,988)                    (100,055)
                                                         ----------------             ----------------

      Income before provision for income                          68,454                      108,847
           taxes
      Provision  for income taxes                                 26,012                       41,643
                                                         ----------------             ----------------

      Net income                                                  42,442                       67,204
                                                         ================             ================

      Retained earnings:
           Beginning of period                                 1,955,488                    2,030,121
                                                         ----------------             ----------------
           End of period                                 $     1,997,930              $     2,097,325
                                                         ================             ================

      Net income per common and common
           equivalent share                                        $0.09                        $0.14

      Weighted average common and common
           equivalent shares outstanding                         463,634                      483,467

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            For the three months ended September 30,
                                                         ---------------------------------------------

                                                                  1996                         1995
                                                           --------------               --------------
      Sales
           Professional fees                             $     2,343,741              $     3,628,264
           Software sales                                        213,033                       96,080
                                                         ----------------             ----------------
                Total sales                                    2,556,774                    3,724,344
                                                         ----------------             ----------------

      Cost of sales
           Cost of professional fees                           1,776,587                    2,932,978
           Cost of software sales                                190,629                       81,208
                                                         ----------------             ----------------
                Total cost of sales                            1,967,216                    3,014,186
                                                         ----------------             ----------------

      Gross profit                                               589,558                      710,158

      Selling, general and administrative expenses               598,278                      714,865
                                                         ----------------             ----------------

      Income  (loss) from operations                              (8,720)                      (4,707)

      Other income and expenses
           Interest income                                         7,159                        2,688
           Interest expense                                      (13,005)                     (29,415)
                                                         ----------------             ----------------

      Income (loss) before provision for income                  (14,566)                     (31,434)
           taxes
      Provision  (benefit) for income taxes                       (2,347)                     (11,663)
                                                         ----------------             ----------------

      Net income (loss)                                          (12,219)                     (19,771)
                                                         ================             ================

      Retained Earnings:
           Beginning of period                                 2,010,149                    2,117,096
                                                         ----------------             ----------------
           End of period                                 $     1,997,930              $     2,097,325
                                                         ================             ================

      Net income per common and common
           equivalent share                                       ($0.03)                      ($0.04)

      Weighted average common and common
           equivalent shares outstanding                         463,561                      481,800

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       For the nine months ending September 30,

                                                                                1996                     1995
                                                                     ------------------         ---------------
Cash flows from operating activities
      Cash received from customers                                   $      10,746,126       $      12,016,657
      Cash paid to suppliers and employees                                  (9,927,705)            (11,099,471)
      Interest received                                                          9,944                   6,037
      Interest paid                                                            (26,988)               (100,055)
                                                                     ------------------      ------------------
         Net cash  provided  by operating activities                           801,377                 823,168
                                                                     ------------------      ------------------

Cash flows from investing activities
      Loans and advances                                                      (109,449)                  5,537
      Acquisition of furniture and equipment                                  (110,310)                (71,941)
                                                                     ------------------      ------------------
         Net cash used in investing activities                                (219,759)                (66,404)
                                                                     ------------------      ------------------

Cash flows from financing activities
      Net borrowing (payments) under bank revolving                           (475,000)               (688,000)
          line of credit
      Principal payments on debt and capital leases                            (14,540)                (12,866)
      (Repurchase) of common stock                                             (53,250)                (61,788)
      Goodwill associated with purchase of a business                          (85,080)                      0
      Stock issued in purchase of a business                                    25,000                       0
      Proceeds from exercise of incentive stock options                              0                     275
                                                                     ------------------      ------------------
         Net cash used  by financing activities                               (602,870)               (762,379)
                                                                     ------------------      ------------------

Net increase (decrease) in cash and cash equivalents                           (21,252)                 (5,615)

Cash and cash equivalents at beginning of the period                            57,016                  35,211

                                                                     ------------------      ------------------
Cash and cash equivalents at end of the period                       $          35,764       $          29,596
                                                                     ==================      ==================


Reconciliation of net income to cash provided by operating activities


Net income                                                           $          42,442       $          67,204

Adjustments to reconcile net loss to
net cash provided by operating activities
      Depreciation and amortization                                            119,102                 130,856
      Changes in operating assets and liabilities
          Accounts receivable                                                1,062,584                (210,884)
          Other receivables and prepaid expenses                               (29,312)                 72,640
          Accounts payable and accrued expenses                               (411,783)                729,377
          Deferred rent                                                         (7,668)                 (7,668)
          Income tax liability                                                  26,012                  41,643

                                                                     ------------------      ------------------
Net cash provided  by operating activities                           $         801,377       $         823,168
                                                                     ==================      ==================

                       INFORMATION ANALYSIS INCORPORATED

                         Notes to Financial Statements

The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the nine months ended September 30, 1996 and 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.


Results of Operations

The Company's revenues in the third quarter of 1996 decreased by $1,167,570 , or by 31.0%, to $2,556,774 from $3,724,344 for the third quarter of 1995. This reduction was primarily due to a decrease in revenue from the Company's contract with the U.S. Customs Service ("USCS") which generated $2,546,698 of revenue in the third quarter of 1995, compared with $1,111,774 during the third quarter of 1996. The contract with USCS terminated on September 30, 1996. In the third quarter of 1996, the Company incurred a $12,219 net loss. This represented a $7,552 improvement over the third quarter of 1995 in which the Company incurred a net loss of $19,771.

In the third quarter of 1996, the Company's gross profit percentage increased to 23.1%, compared to 19.0% during the third quarter of 1995. This increase is attributable to the winding-down of the lower margin business which the Company's health care segment previously conducted. Selling, general, and administrative expenses as a percentage of revenue increased to 23.4% during the third quarter of 1996, from 19.0% in the third quarter of 1995. This increase is due to the Company's declining revenue base.

Year-to-date revenues for the Company for the nine months ended September 30, 1996 were $9,683,542 a $2,543,999 or 20.0% decreased from the corresponding nine months of 1995. This decrease was primarily attributed to the winding down of the Company's health care segment which operated through Allied Health and Information Systems, Inc. ("AHISI"). AHISI generated $47,756 of revenue during the first nine months of 1996, as compared to $1,915,909 of revenue generated during the first nine months of 1995. The Company's gross profit percentage decreased slightly by 0.1% from 20.6% during first nine months of 1995, to 20.5% during the first nine months of 1996. Selling, general and administrative expenses as a percentage of revenue increased to 19.6% during the first nine months of 1996, compared to 18.9% during the first nine months of 1995, primarily as a result of the decline in revenue, interest expense decreased by $73,067 during the first nine months of 1996, as compared to the first nine months of 1995. Interest income increased slightly to $9,944 in the first nine months of 1996, from $6,037 in the first nine months of 1995. Net income declined to $42,442 during the first nine months of 1996, compared to net income of $67,204 during the first nine months of 1995.

In an attempt to expand its revenue base, in the third quarter ending September 30, 1996, the Company intensified its efforts to advance the Year 2,000 remediation process it is offering through the use of the

Company's proprietary migration/conversion tool, omputer Aided Software Translator ("CAST"). As has been reported in the press and major trade publications, in the absence of remediation, many businesses face the threat of information systems failure when their systems interpret the year 2000 as the year 1900. The Company is of the opinion that CAST will be a particularly valuable tool in many environments as companies are forced to migrate their systems to current day languages or platforms as they also remedy the Year 2000 problem. Therefore, the Company has increased its marketing initiatives and is seeking to develop strategic alliances with major vendors in order to advance the Year 2000 solution it offers. Currently, the Company is optimistic about its prospects for its Year 2000 solution but no assurances can be provided that the Year 2000 segment of the Company's business will prove successful.



Liquidity and Capital Resources

In the third quarter of 1996, as with the third quarter of 1995, the Company financed its operations from current collections and through advances on its line of credit with its bank. As of September 30, 1996 the outstanding balance on its line of credit was $75,000, as compared to $704,000 as of September 30, 1995. Cash and cash equivalents at September 30, 1996 were $35,764, compared to $29,596 at September 30, 1995.

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

                        PART II - FINANCIAL INFORMATION

Item 5.  Other Information

The annual stockholders meeting was held on October 30, 1996. The following directors were elected to serve until the next annual meeting.

         Sandor Rosenberg
         George T. DeBakey
         John D. Sanders
         James D. Wester
         Bonnie K. Wachtel

The stockholders approved an employee stock option plan, under which the Company may issue up to 250,000 options for shares of stock to employees, directors, and consultants of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(b) An amended 8-K was filed by the registrant during the quarter ended September 30, 1996 pertaining to acquisition of International Software Services Corporation on June 5, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
(Registrant)


Date:   November 15, 1996                    By:______________________
                                             Sandor Rosenberg
                                             Chairman of the Board
                                             and President



Date:   November 15, 1996                   By:______________________
                                             Richard S. DeRose
                                             Treasurer