Form 10KSB
period 1996-12-31
INFORMATION ANALYSIS INC
filed 1997-04-14
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB
                              ---------------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                          Commission
   December 31, 1996                                            File No. 33-9390
   -----------------                                            ----------------


                        INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

         Virginia                                                     54-1167364
         --------                                                     ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

11240 Waples Mill Road, Suite 400
Fairfax, Virginia                                                          22030
-----------------                                                          -----
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number,
including area code)                                              (703) 383-3000
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   x       No
                                   -----       -----

         The issuer's revenue for its most recent fiscal year was $11,218,845.

         The aggregate market value of the Registrant's Common Stock held by nonaffiliates as of December 31, 1996 was approximately $16,567,539.

         As of December 31, 1996 the Registrant had 509,999 shares of Common Stock outstanding.

Item 1.  Business


General
-------


         Since its incorporation in 1979, Information Analysis Incorporated ("IAI" or the "Company") has been engaged in various facets of the computer and information field. IAI has continually adapted the nature of its services and the types of its products it markets to the changing information technology needs of its client and prospective client base. Today, IAI's activities are primarily related to software conversions, information systems reengineering, systems integration, application development, hardware and software consulting services, software sales and support services. Software sales are limited to a few types of products which IAI believes it can successfully sell based upon its familiarity with a particular market niche and potential purchasers for those products.

         Over the last several years, in order to broaden its revenue base and secure projects with more long range potential, the Company has sought to acquire rights to software products or tools which can either be licensed to others or which can provide substantial value-added benefits to IAI's client base in connection with IAI's professional services. One such product which the Company has recently acquired is Computer Aided Software Translator, commonly referred to as CAST. CAST was initially developed to serve as a software reengineering computer language translator which allows its users to migrate from older types of computer languages to more modern day languages. Because of the reengineering functionality inherent in CAST, this software program is also able to remedy, primarily on an automated basis, the Year 2000 problem which many computer systems now confront.

         The Year 2000 problem encompasses a deficiency inherent in many existing software applications whereby a two-digit date representation has been used to depict the year with the century component undefined. This means that many computer systems will not recognize or be able to process transactions in which reference to years after 1999 is required. The end result of this limitation is that any application software which must identify, manipulate, or calculate date-related values outside of the 1900-1999 date range will fail. This failure can play havoc with the most basic of programs such as post 1999 payrolls, invoicing, and insurance benefit claims. Because of the potential for failure, numerous companies are, or will be, assessing the nature and extent of their Year 2000 problem. Likewise, companies, such as IAI, are attempting to access the Year 2000 marketplace through remedial products and services.

         Because of the prospects associated with CAST, in 1996 the Company commenced its transition from primarily a professional services orientation to that of a product provider for the Year 2000 remediation market. This required and is requiring a significant investment in marketing and technical resources during the year which will continue through 1997. The anticipated returns from this investment will not be realized until companies commence their Year 2000 remediation efforts, assuming CAST becomes a tool which is used within the Year

2000 arena. Notwithstanding this transition, the Company has continued to maintain its traditional business base as a professional services provider. The Company anticipates that information technology services of the nature it has provided in the past will remain as part of the Company's business but if its objectives related to CAST are achieved, the professional services component of its business should diminish as an overall percentage of its revenues. This base business helps support and cover the Company's general and administrative expenses and provides a level of security should the Company's prospects related to CAST not materialize.

CAST

          CAST is a core tool which was primarily designed for software reengineering. Remediation of the Year 2000 problem in and of itself is a software reengineering effort. The capacities of CAST are ideal for application in the Year 2000 remediation arena. CAST enables a computer user to determine the technical complexity of computer code, such as that in which the Year 2000 problem is engrained, and then provides an automated and consistent tool which can reengineer the software so as to correct the two digit reference to years.

         The design and structure of CAST has evolved over 17 years based upon a rigorous understanding of multiple languages, databases, platforms, operating environments and unique system characteristics. CAST's genesis was to serve as an automated software migration tool to enable software users to migrate from one computer language to another. This application is best suited for software reengineering efforts primarily associated with systems modernization and/or downsizing from mainframe computers to file servers. For this reason, IAI anticipates that CAST will serve as a revenue producing vehicle for IAI even after most systems have met their Year 2000 challenge.

         CAST itself is roughly 500,000 lines of modularized code which uses highly sophisticated algorithms to translate the source environment into a Meta-code which, if required, can be translated into a target environment. This process involves a large, rigorous set of logic and decision rules which analyze and account for each individual data element and logic structure in a dynamic, virtual, logical construct before translation begins. The constraints and migration rules which guide the conversion process are established and controlled by a series of tables which define the relationships between the variables, environments and the logical constructs in the starting versus target environments. The design and use of these tables can also allow the user to modify the target environment functionality in the translation.

         Another benefit of CAST is that it also creates system documentation and an audit trail of the conversion process. This can be generated in a variety of formats based on user preference. The functionality of CAST results in a significant reduction of the time required for system testing and re-integration and mitigates operational and liability risks associated with manual approaches.

         Overall, CAST provides its users with the following capabilities:

          o To translate from one operating system to another, such as from a closed mainframe to an open UNIX environment

          o To translate from a programming language that no longer meets a company's needs to a more modern language or newer version of a current language

          o To alter a database management system to a more versatile and useful system without loosing any of the valuable data stored in the database system

          o To alter a teleprocessing monitor environment to a newer, more supportable environment

          o To perform any combination of the above options while providing the information manager with the flexibility to leverage and manage the risk profile present within all conversion environments

         As for the application of CAST within the Year 2000 remediation environment, companies can undertake a varied approach towards remediation coupled with migration. In this regard, Year 2000 remediation can occur absent further reengineering. Alternatively, a two step strategy of remediating Year 2000 impacts can occur followed by a later full translation of the Year 2000 compliant software applications to a new language, database or platform of choice. Lastly, remediation of Year 2000 can occur while simultaneously translating software into a new language, database or platform.

         IAI is developing a multiple pronged strategy for marketing CAST. As part of this strategy, the Company anticipates licensing CAST to systems organization which are in the process of developing Year 2000 remediation solutions for use by their client bases. The Company believes that many of these sellers will also use CAST as a service provider in a maintenance capacity to their clients. The Company is also pursuing solution providers which will be offering Year 2000 remediation services to their client bases both within and outside of Year 2000 "factories" which the Company believes will be established to address Year 2000 efforts from a single site with multiple employees dedicated to assessing and remediating non- Year 2000 compliant code. It is the Company's objective to receive fees from these licenses tied to the number of lines of code which are processed. This part of the Company's strategy will allow the Company to increase market penetration by utilizing the sales forces of the companies to whom Cast is licensed.

         The Company will also seek strategic relationships to undertake Year 2000 services in conjunction with others. The Company anticipates serving in a subcontractor capacity to companies undertaking modernization and remediation efforts to large system users such as federal agencies. The Company may from time to time seek its own direct engagements with end-users, as well. The Company believes such engagements will constitute a primary source of revenue after Year 2000 remediation efforts are resolved as many companies direct their attention to downsizing and language modernization, areas where CAST also possesses functionality.

         For the benefit of all CAST users, the Company is planning on developing a seven day, 24 hour per day, help desk. Therefore, irrespective of the manner in which CAST is channeled into the marketplace, the Company will maintain primary responsibility for supporting the product. Under certain circumstances, this product support may also develop into an additional source of CAST derived revenue.

         The Company believes that substantial competition will arise within the Year 2000 marketplace. It is the Company's aim to distinguish itself from most of the competition in two principal respects. First, many Year 2000 solutions, once the non-compliant code is identified, will require manual remediation undertaken in a work bench environment. CAST, on the other hand, will substantially automate the remediation process. Second, CAST, because it has been developed to translate multiples languages, can be used as a more extensive remediation tool for a number of different platforms and database environments. Many other tools will be narrowly focused, such as IBM COBOL, and will not provide any reengineering capabilities outside this focus.

Computer Related Services
-------------------------

         In 1996, the Company continued to provide a broad range of consulting services to its clients. These services included transition engineering, feasibility and requirements analysis, systems planning analysis and design, data base design and management, software development, and project management. Primarily as a result of consulting services provided to its clients, the Company has developed expertise for particular applications in areas such as financial information, systems for the U.S. Customs Service, personnel systems, and state-of-the-art applications utilizing artificial intelligence and expert systems. The Company continues to maintain, through its personnel, proficiency in a multiple number of computer languages, hardware and software products, and software applications in both the local area network and mainframe environments.

         Traditionally, IAI's clients have spanned a wide range of enterprises in the private sector along with government agencies. This was also the case in 1996 as IAI provided services to companies such as The Arbitron Corporation, Lockheed Martin, Commonwealth Aluminum, Computer Sciences Corporation, and Mass Mutual. In 1996, governmental clients included the U.S. Army Personnel Command, General Services Administration, U.S. Air Force, U.S. Customs Service ("USCS"), Veterans Benefit Administration, Department of Energy, and the U.S. Navy. In 1996, IAI's largest client remained the USCS. Although the Company's contract with USCS expired on April 30, 1996, the Company continued to provide services throughout the year to USCS in the capacity as a subcontractor. The total revenue derived in 1996 directly and indirectly from and through USCS constituted 57.9% of the Company's revenues.

         In 1996, approximately 91% of the Company's revenues was derived through government contracts either in IAI's capacity as a prime contractor or subcontractor. After expiration of the contact with USCS, all of the revenue from government contracts was obtained in the Company's capacity as a subcontractor to other government contractors.

Software Sales
--------------

         In 1996, IAI continued to maintain marketing rights to the proprietary software product, Jetform. Jetform is an electronic forms solution which allows users to electronically create and complete any form on multi-platform environments. IAI serves as a reseller of Jetform, specifically in the Federal government market where buyers can purchase the product through the General Services Administration schedule.

Total Jetform related revenue in 1996 was $415,504. This represented both sales of the product and accompanying services such as training and forms development. The Company sold additional Jetform product to over one dozen Federal agencies.

Employees
---------

         As of  December  31,  1996,  the  Company  employed  74  full-time  and part-time individuals. In addition, the Company maintained independent contractor relationships with seven individuals for computer services. Approximately 90% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Marketing
---------

         For its information technology services other than CAST, the Company relies upon a marketing staff of one full time marketing executive combined with program managers and other senior management to market its services. These individuals principally concentrate on the marketing of professional services and software products. In addition to these individuals, the Company's technical staff is encouraged to assist in marketing the Company's various services.

Backlog
-------

         As of December 31, 1996, the Company estimated its backlog at approximately $7,019,881. Of the entire backlog, the Company projects approximately 95% will be completed by December 31, 1997. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Competition
-----------

         The computer services industry is highly competitive. Many of the Company's competitors are larger and have greater financial resources than the Company. Smaller firms also present significant competition. The Company competes for government and commercial contracts, either directly or as a subcontractor, on the basis of competitive procurements. The Company believes that its long-term success depends upon its ability to consistently offer quality services at competitive prices. This approach is designed to satisfy current client requirements and to attract new business opportunities.

Principal Clients
-----------------

         In 1996 the USCS, under its contract with IAI and under subcontracts to IAI, remained the principal client of the Company. In this regard, the revenue from USCS accounted for 57.9% of IAI revenue. The USCS contract expired September 30, 1995, but was extended through April 30, 1996. IAI continues to provide services to USCS as a subcontractor to several prime contractors. IAI anticipates this revenue will continue indefinitely. The only other significant client for IAI was the U.S. Army through IAI's subcontract with PRC Inc. which accounted for 12.9% of revenue.

Item 2.  Property

         Through the end of 1996, the Company's offices were located at 2222 Gallows Road, Dunn Loring, Virginia. In March 1997, the Company moved its offices to 11240 Waples Mill Road, Suite 400, Fairfax, VA. 22030. At its new offices, IAI holds a lease for 18,280 square feet. This lease expires on February 28, 2004.

Item 3.  Legal Proceedings

         The Company is currently engaged in three litigation cases of a material nature. One case was filed in the fourth quarter of 1995 by the Company through its subsidiary, Allied Health and Informations Systems, Inc. ("AHISI"), in the United States District Court for the District of Delaware against Prison Health Services, Inc. ("PHS"). In this case, the Company is seeking payment of accounts receivable of approximately $185,000 and other damages emanating from the subcontract PHS granted to the Company's subsidiary to provide certain healthcare services in Maryland prisons. PHS has counterclaimed for reimbursement of overpayments. The Company is currently of the opinion that it will prevail in this litigation and that the amount due the Company far exceeds any overpayments, if any, made to PHS.

         In the fourth quarter, 1994, a medical malpractice claim was filed against AHISI and others resulting from the failure to properly diagnose a bulging disk that eventually left the plaintiff a quadriplegic. This case was initially filed as a health claims arbitration case under Maryland's malpractice law and was recently transferred to the Circuit Court of Washington County, Maryland. Although the Company is of the opinion that the plaintiff may be in a position to recover substantial damages, the extent of AHISI's liability should be covered by malpractice insurance.

         In April, 1995, a case was filed against AHISI and others in the United States District Court of Maryland in which a woman is seeking unspecified damages emanating from alleged sexually harassing conduct of a former AHISI employee. The claimant was not an AHISI employee but was employed by another contractor at the Maryland correctional institution at which AHISI was also a contractor. Claims in this lawsuit against AHISI arising under federal law have been dismissed. Common law claims and claims under Maryland law remain. Based upon the law and the facts surrounding this case, the Company does not believe it will have any liability of a material nature to the claimant.

Item 4.  Submission of Matters to a Vote of Security Holders

         In the fourth quarter of 1996, the Company had its annual meeting of shareholders at which Sandor Rosenberg, George T. DeBakey, James C. Wester, John
D. Sanders and Bonnie K. Wachtel were elected as directors.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders' Matters

         The Company's Common Stock is traded in the over-the-counter market. The range of bid price quotations for the last two years on a quarter-by-quarter basis is as follows:

=========================================================== ============================================
                            1995                                                1996
=========================================================== ============================================
Qtr.                  1st      2nd       3rd       4th        1st        2nd        3rd         4th
------------------- -------- --------- -------- ---------- ---------- ---------- ---------- ------------
Low Bid                4        4         4         4          4          4          4           4
------------------- -------- --------- -------- ---------- ---------- ---------- ---------- ------------
High Bid               4        4         4         4          4          4          4          61
========================================================================================================


         The quotations on which these data are based reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions. The above bids have not been adjusted to reflect a three for one stock split which was declared in January, 1997.

         As of December 31, 1996,  the Company had 575  stockholders  of record.
The

Company has never paid a cash dividend on its Common Stock, and intends to follow a policy of retaining earnings to finance future growth and possible acquisitions. Accordingly, the Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1996 Compared to 1995
-------------------------------------------

         The Company's overall 1996 revenues declined by $4,478,051, or 28.5%, to $11,218,845 from $15,696,896 in 1995. Of this decline, $2,839,315 was attributed to computer and software related services and $1,638,736 was attributed to AHISI. By the end of 1995, the Company had for the most part phased out AHISI's business but for one small contract. In 1996, AHISI only produced $46,143 of revenue.

         In 1996, the Company's gross profit margin increased to 20.4% from 18.8% in 1995. This improvement resulted from the Company's ability to achieve better margins on its contracts and the cessation of AHISI's contracts from which lower margins were being realized. Selling, general and administrative expenses as a percentage of revenue, however, increased to 22.3% in 1996 from 18.8% in 1995. The Company believes two factors account for this increase. First, the Company began to incur significant expenses from its CAST-related activities as it transitioned to a product dominated company. Second, the Company incurred higher than usual legal fees from its unsuccessful protest of the award to another bidder of the USCS contract the Company maintained through April 30, 1996.

         As a result of the above factors, after considering the effect of interest and taxes, in 1996 the Company sustained a loss of $159,674. This loss was $85,041 higher than 1995's loss of $74,633. Solely from operations without giving any effect to interest and taxes, IAI's loss in 1996 was $213,368, a reversal of $215,947 from 1995's $2,579 gain from operations.

         In 1997 and thereafter, the Company does not foresee any material changes in its revenue generation capacity from its non-CAST activities. Because a majority of the Company's marketing efforts will be devoted to CAST, the Company believes that its traditional revenue sources will remain static at best. The Company remains optimistic, however, that the prospects are favorable for a material increase in revenue primarily attributed to CAST licenses. Even so, no assurances can be provided that the objectives the Company has established for CAST will be realized. The Company recognizes that CAST is only one of several competing products that have been, or will be, introduced to the marketplace as a Year 2000 remediation tool. Moreover, to the Company's knowledge, no product, including CAST, has been fully tested as a remediation tool. It will not be until the Year 2000 market begins to mature that IAI will be in a position to better assess its prospects. Against this backdrop, it should be noted that nothing has yet come to the Company's attention that has suggested to the Company that CAST will not be successfully deployed.

         The revenue potential from CAST also depends upon the computer languages, platforms and databases which CAST is successfully developed to address. Through the end of 1996, most development efforts were directed to languages, platforms and databases upon which Computer Associates' software operates. Discussions of a strategic nature between IAI and Computer Associates prompted these efforts towards Computer Associates marketplace. Throughout 1997, IAI anticipates expanding CAST's functionality so that CAST can be utilized in remediation efforts on multiple platforms and for various languages.

         IAI is not in a position to project with any reasonable certainty the actual amount of revenue that CAST can generate. Estimates abound as to the scope of the Year 2000 market and the lines of software code which must be analyzed. Notwithstanding this uncertainty, IAI must gear its operations towards a projected successful launch of CAST especially because of the time sensitive window in which Year 2000 remediation efforts must occur. Therefore, IAI anticipates increased levels of CAST related expenditures following 1996.

Liquidity and Capital Resources
-------------------------------

         In 1996, as in 1995, the Company financed its operations from current collections and through advances under its line of credit with its bank. As of December 31, 1996 the Company's outstanding balance on its line of credit was $0, a $550,000 decrease over the prior year. Cash and cash equivalents at the end of 1996 had increased by $266,870 in comparison to the end of the prior year. The Company's line of credit was renewed on June 25, 1996 but the Company reduced the amount available thereunder from $2,000,000 to $1,500,000. This line of credit expires June 19, 1997 at which time it is subject to renewal.

         In 1996, the Company realized that its internally generated funds coupled with its line of credit would not provide it with sufficient working capital to fund its CAST-related activities. Therefore, by the end of 1996, the Company began to consider various alternatives to raise additional capital including a private placement or venture capital with the aim of completing a financing round in the first quarter of 1997.

Item 7.  Financial Statements

         The following Financial Statements are filed as part of this report:

                                                                         Page(s)
                                                                         -------

         (i)    Report of Independent Certified Public                      19
                           Accountants

         (ii)   Consolidated Balance Sheet as of December 31, 1996        20-21




         (iii)  Consolidated Statements of Operations                       22
                           for the Years Ended
                           December 31, 1996 and 1995

         (iv)  Consolidated Statements of Changes in Stockholders' Equity   23
                           for the Years Ended
                           December 31, 1996 and 1995

         (v) Consolidated Statements of Cash Flows for the Years            24
                           Ended December 31, 1996 and 1995

         (vi) Notes to Consolidated Financial Statements                  25-37

Item 8.  Disagreements of Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company are:

              Name                      Position with the Company
              ----                      -------------------------

              Sandor Rosenberg          Chairman of the Board, President
                                              and Secretary
              Richard S. DeRose         Executive Vice President and Treasurer
              George T. DeBakey         Director
              John D. Sanders           Director
              James D. Wester           Director
              Bonnie K. Wachtel         Director


         Directors serve until the next annual meeting of shareholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         Sandor Rosenberg, 50, has been President and Chairman of the Board since 1979. Mr. Rosenberg holds a B.S. degree in Aerospace Engineering from Rensselear Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

         Richard S. DeRose, 58, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO for DHD, Inc. Mr. DeRose holds a B.S. degree in Science from the U.S. Naval Academy and an M.S. degree in Computer Systems Management from the U.S. Naval Post Graduate School, Monterey. Mr. DeRose has been involved in computer services sales, finance, and operations for the past 20 years.

         George T. DeBakey, 47, has been a director since 1989. Since 1989, Mr. DeBakey has been an international business and education consultant. Also, starting in 1992, Mr. DeBakey became Director of the International and Business Trade Program at American University. From 1987 to 1989, Mr. DeBakey was Executive Director of the Information Technology Association of America. In addition, he served as Deputy Assistant Secretary at the Department of Commerce from 1985 to 1987 responsible for the high technology industries for trade policy and trade promotion. He has a B.S. from Drake University, his Master's of International Management from American Graduate School of International Management, and his M.B.A. from Southern Methodist University.

         John D. Sanders, 58, has been a Director since 1983. From 1986 to 1996 Mr. Sanders served as Chairman and CEO of TechNews, Inc., publisher of the Washington Technology newspaper. Mr. Sanders obtained a B.E.E. degree from the University of Louisville and M.S. and Ph.D. degrees in Electrical Engineering from Carnegie-Mellon University. He is a member of the board of directors of:
Daedalus Enterprises, Inc., an electronics equipment manufacturer; Industrial Training Corporation, a manufacturer of video-based training programs; and Tork, Inc., an electrical equipment manufacturer.

         James D. Wester, 58, has been a Director since 1985. He has been a computer services marketing consultant for more than 15 years. Since 1984, he has been president of Results, Inc. Mr. Wester obtained a B.M.E. degree from Auburn University and an M.B.A. from George Washington University.

         Bonnie K. Wachtel, 41, has been a Director since 1992. Since 1984, she has served as vice president and general counsel of Wachtel & Co., Inc., investment bankers in Washington, D.C. Ms. Wachtel holds B.A. and M.B.A. degrees from the University of Chicago and a J.D. from the University of Virginia. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; SSE Telecom, Inc., a satellite equipment manufacturer; and VSE Corporation provider of technical services to the federal government.

         There are no family relationships between any directors or executive officers of IAI.

Item 10. Executive Compensation

         The  following  table  sets forth the  compensation  paid over the last
three  fiscal  years  to  the  Company's  chief  executive   officer  and  other
individuals serving as executive officers as of December 31, 1996:

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------
           Name and                                                                                  Number of
          Principal                                                                                Stock Options
           Position               Year                Salary                  Bonus                   Granted
---------------------------------------------------------------------------------------------------------------------
Sandor Rosenberg                  1996              $ 100,000            $  15,000                       -
President                         1995              $ 100,007            $  25,900                       -
                                  1994              $  99,910            $  30,000                       -
------------------------------- ---------- ----------------------------- ----------------- --------------------------
Richard DeRose                    1996              $ 110,730            $  27,500                    10,000
Exec Vice President and           1995              $ 109,730            $  30,900                       -
Treasurer                         1994              $  99,622            $  30,000                       -
---------------------------------------------------------------------------------------------------------------------

         No executive officer has received any perquisite and other personal benefits, securities or property which exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

         The following table sets forth all option grants in 1996 to all executive officers:

                        Option Grants in Last Fiscal Year

-------------------------------------------------------------------------------------------------------------------
                                        % Of Total Options Granted
Name                      Granted       To Employees In Fiscal Year           Exercise Price      Expiration Date
------------------------- ------------- ------------------------------------- ------------------- -----------------
Richard S. DeRose         10,000                        4.6%                        $4.00         June 17, 2006
-------------------------------------------------------------------------------------------------------------------

         The following table sets forth information concurring each exercise of stock options during 1996 by all executive officers:


                 Aggregated Option Exercises in Last Fiscal Year
                            and FY End Option Values


--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Value of
                                                                                                          Unexercised
                                                                          Number of Securities            In-The Money
                           Shares Acquired on             Value          Underlying Unexercised        Options At FY End
        Name                    Exercise                 Realized         Options At FY End (#)               ($)
------------------------- ------------------------- ------------------- ------------------------------ -------------------
Richard DeRose                    1500                    $78,075                23,500                    $1,331,000
--------------------------------------------------------------------------------------------------------------------------



         In 1996, the Company compensated each of its outside directors at the rate of $500 per quarter or $2,000 per year. No director received any grants of options or other securities in their capacity as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information concerning beneficial ownership by any person known to the Company to be the owner of more than five percent of the Company's Common Stock, by each directors and executive officer and by all directors and executive officers as a group:

Name and                            Amount and Nature of    Percentage Class
Address of Beneficial               Beneficial Owner (2)    ----------------
---------------------               --------------------

Sandor Rosenberg (1)                        215,500              42.3%
   Chairman and President

Richard S. DeRose (1)                        23,600(3)            4.4%
   Executive Vice President

James D. Wester, Director (1)                43,500(4)            7.9%

John D. Sanders, Director                     8,100               1.6%
4600 N. 26th Street
Arlington, VA  22207

Bonnie K. Watchel                            13,200               2.6%
1101 14th Street, N.W.
Washington, D.C. 20001

George T. DeBakey                             1,000(5)             *
5303 Marlyn Drive
Bethesda, MD  20832

All directors and executive officers        304,900              52.9%
a group

* Less than one percent

(1) Unless otherwise noted, all addresses are c/o the Company at 11240 Waples Mill Road, Fairfax, VA 22030.

(2) All shares are held outright by the individual listed below.

(3) Includes 23,500 options, 3,500 of which are exercisable at $5.00 per share and expire on June 23,2002, 10,000 of which are exercisable at $4.50 per share and expire on January 4, 2003 and 10,000 of which are exercisable at $4.00 per share and expire on June 17, 2006. All expiration dates are subject to continuation of Mr. DeRose's employment.

(4) Includes a warrant exercisable for 12,000 shares at $5.00 per share which expires on February 24, 2003 and 30,000 stock options exercisable at $4.00 per share which expire on June 19, 2006.

(5) Represents a warrant exercisable for 1,000 shares at a price of $7.50 per share which expires on June 30, 1999.

Item 12. Certain Relationships and Related Transactions

         In 1996, the Company repurchased from Sandor Rosenberg, its president and a director, 13,000 shares of its Common Stock at an aggregate purchase price of $53,250. In 1995, 17,200 shares were repurchased from Mr. Rosenberg at an aggregate purchase price of $72,663.

         In September 1996, in order to provide the Company with additional working capital for development of the CAST product, James C. Wester, a director, agreed to advance up to $300,000 to the Company. In exchange for these advances, the Company agreed to pay Mr. Wester 20% of all CAST license revenues the Company receives up to 150% of the advances Mr. Wester has extended.

         In order to compensate Mr. Wester for various consulting services he has rendered to the Company for which he has received minimal cash remuneration, in June 1996, the Company granted Mr. Wester 30,000 ten year stock options exercisable at $4.00 per share, the then current value of the Company's Common Stock.

In November 1996, the Company agreed to reduce the exercise price from $5.50 per share to $4.75 per share under 10,000 warrants of which John D. Sanders, a director, was the holder of 3,000 and Bonnie K. Wachtel, a director, was the holder of 2,500. These 10,000 warrants were issued in 1986 as partial compensation for underwriting and other investment banking services which were provided by Wachtel & Co., Inc. The reduction was in consideration of the holders of the warrants agreeing to forgo registration rights for the shares obtained upon exercise of the warrants for a period of one year from exercise.

Item 13.  Exhibits and Reports on Form 8-K

(a)   See, exhibit index which index is incorporated herein by reference.
(b)   No reports were filed on Form 8-K during the last quarter of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFORMATION ANALYSIS INCORPORATED


                                       By: _____________________________
                                           Sandor Rosenberg, President
                                           April ________, 1997

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                    Date
        ---------                         -----                    ----

___________________________       Chairman of the Board      April ____, 1997
Sandor Rosenberg                  and President

___________________________       Director                   April ____, 1997
George T. DeBakey

___________________________       Director                   April ____, 1997
John D. Sanders

___________________________       Director                   April ____, 1997
Bonnie K. Wachtel

___________________________       Director                   April ____, 1997
James D. Wester

___________________________       Treasurer                  April ____, 1997
Richard S. DeRose

                        INFORMATION ANALYSIS INCORPORATED

                              -------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT
                           DECEMBER 31, 1996 AND 1995
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                TABLE OF CONTENTS


Description                                                           Pages
-----------                                                           -----

Independent Auditors' Report                                           19
Consolidated Balance Sheet                                            20-21
Consolidated Statements of Operations                                  22
Consolidated Statements of Changes in Stockholder's Equity             23
Consolidated Statements of Cash Flows                                  24
Notes to Consolidated Financial Statements                            25-37

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Information Analysis Incorporated

         We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 1996, and the consolidated results of operations and cash flows for each of the two years then ended in conformity with generally accepted accounting principles.



March 7, 1997

Bethesda, Maryland                     Rubino & McGeehin, Chartered

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

                                     ASSETS

Current assets
     Cash and cash equivalents ...............................        $  323,886
     Accounts receivable .....................................         1,355,284
     Employee advances .......................................            34,323
     Income taxes receivable .................................           201,554
     Deferred income taxes ...................................            98,662
     Prepaid expenses ........................................           104,554
     Other receivables .......................................           192,686
                                                                      ----------

         Total current assets ................................         2,310,949

Fixed assets
     At cost, net of accumulated depreciation
     and amortization of $1,205,486 ..........................           241,311

Equipment under capital leases
     Net of accumulated amortization of $56,053 ..............            49,768

Capitalized software .........................................           186,964
Investments ..................................................            10,000
Goodwill .....................................................            70,554
Other receivables ............................................           226,694
Other assets .................................................            24,980
                                                                      ----------

Total assets .................................................        $3,121,220
                                                                      ==========




               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ......................................        $   413,942
     Accrued payroll .......................................            262,754
     Other accrued liabilities .............................             58,896
     Current portion of long-term debt .....................            120,300
     Current maturities of capital
         lease obligations .................................             18,229
     Deferred rent .........................................                852
                                                                    -----------

         Total current liabilities .........................            874,973

Long-term debt .............................................             90,380
Capital lease obligations,  net of
     current portion .......................................             41,334
Deferred income taxes ......................................             27,020
                                                                    -----------

         Total liabilities .................................          1,033,707
                                                                    -----------

Common stock, par value $0.01
     1,000,000 shares authorized; 677,178
     shares issued .........................................              6,772
Paid in capital in excess of par value .....................          1,139,240
Retained earnings ..........................................          1,795,814
Less treasury stock; 167,179 shares at cost ................           (854,313)
                                                                    -----------

         Total stockholders' equity ........................          2,087,513
                                                                    -----------

Total liabilities and stockholders' equity .................        $ 3,121,220
                                                                    ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended December 31,
                                               --------------------------------

                                                     1996            1995
                                                 ------------    ------------
Sales
     Professional fees .......................   $ 10,803,341    $ 15,436,643
     Software sales ..........................        415,504         260,253
                                                 ------------    ------------
          Total sales ........................     11,218,845      15,696,896
                                                 ------------    ------------

Cost of sales
     Cost of professional fees ...............      8,675,377      12,511,118
     Cost of software sales ..................        260,245         224,477
                                                 ------------    ------------
          Total cost of sales ................      8,935,622      12,735,595
                                                 ------------    ------------

Gross profit .................................      2,283,223       2,961,301

Selling, general and administrative expenses .      2,496,591       2,958,722
                                                 ------------    ------------

(Loss) income from operations ................       (213,368)          2,579

Other income and (expenses)
     Interest income .........................         12,716           7,554
     Interest expense ........................        (35,644)       (110,748)
                                                 ------------    ------------

Loss before provision for income taxes .......       (236,296)       (100,615)

Benefit for income taxes .....................        (76,622)        (25,982)
                                                 ------------    ------------

Net loss .....................................   $   (159,674)   $    (74,633)
                                                 ============    ============





Loss per common and common
     equivalent share ........................   $      (0.26)   $      (0.15)

Weighted average common and common
     equivalent shares outstanding ...........        624,139         478,561



               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995


                                               Shares of
                                                Common                   Additional
                                                 Stock        Common       Paid in     Retained     Treasury
                                              Outstanding     Stock        Capital     Earnings      Stock         Total
                                                --------    ---------    ----------   ----------   ---------    ----------
Balances, December 31, 1994 .................    621,178    $   6,212    $  771,923   $2,030,121   $(720,150)   $2,088,106
     Exercise of stock options ..............         54                        296                                    296
     Purchase of treasury stock .............                                                        (80,913)      (80,913)
     Net loss ...............................                                            (74,633)                  (74,633)
                                                --------    ---------    ----------   ----------   ---------    ----------

Balances, December 31, 1995 .................    621,232        6,212       772,219    1,955,488    (801,063)    1,932,856
     Exercise of stock options and warrants .     49,696          497       209,580                                210,077
     Tax benefit of stock option compensation                               132,504                                132,504
     Stock issued for ISSC acquisition ......      6,250           63        24,937                                 25,000
     Purchase of treasury stock .............                                                        (53,250)      (53,250)
     Net loss ...............................                                           (159,674)                 (159,674)
                                                --------    ---------    ----------   ----------   ---------    ----------

Balances, December 31, 1996 .................    677,178    $   6,772    $1,139,240   $1,795,814   $(854,313)   $2,087,513
                                                ========    =========    ==========   ==========   =========    ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Years Ended December 31,
                                                                     --------------------------------
                                                                          1996            1995
                                                                      ------------    ------------
Cash flows from operating activities
      Cash received from customers ................................   $ 13,389,621    $ 16,345,476
      Cash paid to suppliers and employees ........................    (12,336,956)    (15,279,871)
      Interest received ...........................................         12,716           7,554
      Interest paid ...............................................        (35,644)       (110,748)
      Income taxes received (paid) (net) ..........................             --          57,293
                                                                      ------------    ------------
         Net cash  provided by operating expenses .................      1,029,737       1,019,704
                                                                      ------------    ------------

Cash flows from investing activities
      Purchase of ISSC, net of cash received ......................        (47,422)             --
      Acquisition of furniture and equipment ......................        (91,471)        (79,983)
      Proceeds from sale of equipment .............................             --          25,687
      Increase in capitalized software ............................       (186,964)             --
                                                                      ------------    ------------
         Net cash used in investing activities ....................       (325,857)        (54,296)
                                                                      ------------    ------------

Cash flows from financing activities
      Net payments under bank revolving line of credit ............       (550,000)       (842,000)
      Reduction of debt related to acquisition of ISSC ............        (26,276)             --
      Principal payments on debt and capital leases ...............        (17,561)        (20,986)
      Repurchase of common stock ..................................        (53,250)        (80,913)
      Proceeds from exercise of incentive stock options ...........        210,077             296
                                                                      ------------    ------------
         Net cash used by financing activities ....................       (437,010)       (943,603)
                                                                      ------------    ------------

Net increase in cash and cash equivalents .........................        266,870          21,805

Cash and cash equivalents at beginning of the period ..............         57,016          35,211

                                                                      ------------    ------------
Cash and cash equivalents at end of the period ....................   $    323,886    $     57,016
                                                                      ------------    ------------


Reconciliation of net loss to cash provided by operating activities


Net loss ..........................................................   $   (159,674)   $    (74,633)

Adjustments to reconcile net loss to net cash provided
 by operating activities
      Depreciation and amortization ...............................        192,035         173,530
      Tax benefit of stock option compensation ....................        132,504              --
      Gain/loss on sale of fixed assets and investments ...........           (231)         (1,113)
      Changes in operating assets and liabilities
          Accounts receivable .....................................      2,170,776         648,580
          Other receivables and prepaid expenses ..................       (180,483)        (40,275)
          Accounts payable and accrued expenses ...................       (939,352)        292,528
          Deferred rent ...........................................        (10,224)        (10,224)
          Income tax receivable/liability .........................       (175,614)         31,311

                                                                      ------------    ------------
Net cash provided (used) by operating activities ..................   $  1,029,737    $  1,019,704
                                                                      ============    ============


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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Allied Health & Information Systems, Inc. (AHISI) and International Software System Corporation (ISSC). Upon consolidation, all material intercompany accounts, transactions and profits are eliminated. AHISI commenced operations in 1991; ISSC was acquired in 1996. Goodwill, resulting from the Company's acquisition of ISSC is being amortized over a two-year period which is the expected term of ISSC's contracts.

Investments in companies less than 20% owned are reported at cost less allowances for permanent decline in value. Income is recognized when dividends are declared. No dividends were declared in 1996 or 1995.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Revenue Recognition

Revenue from cost-plus-fixed-fee contracts is recognized on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. Revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost-to-cost method for each contract, with costs and estimated profits recorded as work is performed. Revenue from time and material contracts is recognized based on fixed hourly rates for direct hours expended. The fixed hourly rate includes direct labor, indirect expenses and profit. Material and other specified direct costs are recorded at actual cost.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of sixty days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed insured limits, but management does not consider this to be a significant concentration of credit risk.

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

Software Development Costs

The Company has capitalized costs related to the development of a software product, Computer Aided Software Translator (CAST). In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization will be computed and recognized for the product when available for market based on the product's estimated total sales or economic life. Capitalized costs and amortization periods are management's estimates and may have to be modified due to inherent technological changes in software development.

Deferred Rent

Rental expense on operating leases is charged to operations over the life of the lease using the straight-line method. Differences between the amounts charged and the amounts paid are recorded as deferred rent.

Earnings Per Share

Earnings per common equivalent share is based on the weighted average number of common shares and common share equivalents outstanding during the year. When dilutive, stock options are included as share equivalents using the modified treasury stock method. Under that method, earnings per share data are computed as if the options and warrants were exercised at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock during the period. Fully diluted earnings per share amounts have not been presented because they are not materially dilutive.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The provision for income taxes consists of the income tax for the year and the change in the deferred tax liability or asset.

Fair Market Value of Financial Instruments

The Company's financial instruments include trade receivables and payables, other receivables and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.    INDUSTRY SEGMENT AND CREDIT CONCENTRATION

During 1996 and 1995, the Company's operations included two reportable segments: computer applications and healthcare. The computer applications segment includes those operations involved in developing and marketing computer application software systems and providing programming services. The Company and its subsidiary, ISSC, operate in this segment. Approximately 92% of this segment's revenue in 1996, and 82% in 1995, came from contracts and subcontracts with departments and agencies of the federal government. In 1996, the Company was informed that it was unsuccessful in obtaining the renewal of a contract with the United States Customs Service. Approximately 58% of this segment's revenue in 1996 and 65% in 1995, came from the contract with the United States Customs Service.

The healthcare segment, operated by AHISI, is involved in providing the services of certified physician assistants, nurses and medical doctors to healthcare facilities operated by third parties in conjunction with state and local governments, and the federal government. The Company has phased out the activities of this business segment and anticipates that no future revenue will be generated from this business segment after 1996.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.    INDUSTRY SEGMENT AND CREDIT CONCENTRATION (CONTINUED)

Summarized financial information by business segment for 1996 and 1995 is as follows:

                                                  1996                  1995
                                                  ----                  ----
Net Sales

             Computer Applications           $11,172,702           $14,012,017
             Healthcare                           46,143             1,684,879

Income (loss) from operations (pre-tax)

           Computer Application                  (95,594)              333,198
           Healthcare                           (117,774)             (330,619)

Identifiable assets

            Computer Applications              2,007,393             3,361,013
            Healthcare                           315,868               494,616

Capital Expenditures

            Computer Applications                 91,471                79,354
            Healthcare                                 -                   629

Depreciation and Amortization

            Computer Applications                180,569               155,289
            Healthcare                            11,466                18,241


Operating income by business segment excludes interest income, interest expense and miscellaneous income and expense items that could not be identified with either segment. Other than those acquired by AHISI, all furniture, equipment, and capital leases and their related depreciation and amortization are considered the assets and expenses, respectively, of the computer application segment. Capitalized software costs and goodwill and their related amortization are also considered assets and expenses of the computer application segment. In addition, accounts receivable are considered identifiable assets of the respective segment. Cash and cash equivalents, and the remaining other assets are considered corporate assets. There were no significant intersegment sales or transfers during 1996 and 1995.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    ACQUISITION

On June 5, 1996, the Company completed an acquisition of the outstanding common stock of International Software Services, Inc. (the predecessor to ISSC) for $370,289, of which $133,333 was paid (in cash and stock) at closing and $236,956 of which is payable by June 1998 to the former owner (see Note 6). The business acquisition was accounted for as a purchase. The operations of ISSC since the date of acquisition are included in the consolidated statement of operations of the Company for the year ended December 31, 1996. The cost of the acquisition exceeded the fair value of the net assets acquired by $99,605. The excess is being amortized as goodwill on a straight-line basis over a two-year period which is the expected term of ISSC's contracts.

The  following   summarized  pro  forma  (unaudited)   information  assumes  the
acquisition had occurred on January 1, 1995.

                                              1996           1995
                                              ----           ----

         Net sales        As reported     $11,218,845    $15,696,896
                          Pro forma       $11,680,000    $16,460,000

         Net Income       As reported     $  (159,674)   $   (74,633)
                          Pro forma       $   (75,000)   $   (73,000)

         Primary loss     As reported     $     (0.26)   $     (0.15)
         per share        Pro forma       $     (0.12)   $     (0.15)


4.    RECEIVABLES

Accounts receivable at December 31, 1996, consist of the following:

             Billed - Federal government               $124,598
                 Billed - prime contractors             848,245
                 Billed - commercial                    236,941
                                                     ----------

                     Total billed                     1,209,784
                                                     ----------
                 Unbilled - Federal government            2,482
                 Unbilled - prime contractors           110,726
                 Unbilled - commercial                   32,292
                                                     ----------

                     Total unbilled                     145,500
                                                     ----------
                  Total accounts receivable          $1,355,284
                                                     ==========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.    RECEIVABLES (CONTINUED)

Unbilled receivables are for services provided through the balance sheet date which are expected to be billed and collected within one year.

Included in other receivables at December 31, 1996, are the following:

        Receivables from former customers net of
        present value discount and allowance for
        uncollectibility totaling $274,880                      $ 258,809

        Receivable from employee, due in monthly
        payments of $386 plus interest at 8.75%.
        Final payment due in 2001.                                 27,885

        Other non-trade receivables expected to be
        collected by December 31, 1997                            132,686
                                                                 --------

        Total                                                     419,380

        Less current portion                                     (192,686)
                                                                 --------
        Non current portion                                     $ 226,694
                                                                 ========

5.    FIXED ASSETS

A summary of fixed assets and equipment under capital leases at December 31, 1996, is as follows:



        Furniture and equipment              $ 1,474,939
        Leasehold improvements                    40,666
        Motor vehicles                            37,013
                                             -----------
                                               1,552,618
        Accumulated depreciation and
              amortization                    (1,261,539)
                                             -----------
        Total                                $   291,079
                                             ===========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.    FINANCING

At December 31, 1996, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,500,000. This line expires on June 19, 1997. Drawings against this line are based on varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. Interest on outstanding amounts is payable monthly at the bank's prime rate (8.75% at December 31, 1996) plus 1/2%. The lender has a first priority security interest in the Company's receivables and a direct assignment of its major U.S. Government contracts. The line of credit, among other covenants, requires the Company to comply with certain financial ratios. At December 31, 1996, there was no outstanding balance on the line.

Additionally, at December 31, 1996, the Company is liable to the former owner of ISSC (see Note 3) in the amount of $210,680. This liability is payable as follows: 1997 - $120,300; 1998 - $90,380.


7.    COMMITMENTS AND CONTINGENCIES

Capital Leases

The future minimum payments under capital leases for equipment and the present value of the minimum lease payments are as follows:

       Year ending December 31
       -----------------------
       1997                                                 $ 24,318
       1998                                                   27,367
       1999                                                   15,132
                                                            --------
       Total minimum lease payments                           66,817
       Less amount representing interest                      (7,254)
                                                            --------
       Total obligation representing principal                59,563
       Less current portions of capital lease obligations    (18,229)
                                                            --------
       Long-term portion of capital lease obligations       $ 41,334
                                                            ========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases

Rent expense was $236,466, and $263,031 for the years ended December 31, 1996 and 1995, respectively.

The future minimum rental payments to be made under noncancelable operating leases, principally for facilities, are as follows:

        Year ending December 31
        -----------------------
        1997                                 $284,512
        1998                                  295,709
        1999                                  304,580
        2000                                  313,717
        2001                                  323,129
        2002 through 2004                     675,630
                                           ----------

        Total minimum rent payments        $2,197,277
                                           ==========

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents shall be adjusted each year to reflect increases in the consumer price index and the Company's proportionate share of real estate tax increases on the leased property. The Company entered into a new lease in February 1997 with a seven-year term ending in 2004. The minimum lease payments are included in the above amounts.

The leases are secured by irrevocable letters of credit for $26,982. As of December 31, 1996, none of the letters of credit have been used.

Royalties

In August 1996, the Company entered into an agreement to purchase the software product CAST (see Note 1). As part of the agreement, royalties of 10% of the CAST licensing fees collected by the Company will be paid to the seller. The aggregate amount of the royalties pursuant to this agreement will not exceed $1,000,000.

Also in August 1996, the Company entered into an agreement whereby, in consideration of an expense sharing arrangement, the Company will pay royalties of 20% of the CAST licensing fees collected by the Company.
The royalties will not exceed $150,000.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

In October 1993, the Company purchased ownership rights to a software product called Migrator. Included in the purchase price is an obligation for royalty payments of 10% on all Migrator licensing fees collected during the four year period following the sale. As of December 31, 1996, no license fees have been collected.


Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA). Audits by DCAA have not been performed for any years. Management is of the opinion that disallowances, if any, by DCAA for unaudited years will not result in any material adjustments to the financial statements.


8.  INCOME TAXES

The provision for income taxes consists of the following:


                                                              December 31
                                                              -----------
                                                         1996             1995
                                                         ----             ----
Current (benefit) expense

     Federal .................................        $(67,021)        $  9,996
     State ...................................         (14,846)           2,216
                                                       -------          -------
                                                       (81,867)          12,212
                                                       -------          -------

Deferred expense (benefit)

     Federal .................................           4,294          (31,268)
     State ...................................             951           (6,926)
                                                       -------          -------
                                                         5,245          (38,194)
                                                       -------          -------

Benefit for income taxes .....................        $(76,622)        $(25,982)
                                                       =======          =======

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES (CONTINUED)

The items that give rise to the deferred tax expense (benefit) shown above are as follows:

                                                              December 31
                                                              -----------
                                                         1996             1995
                                                         ----             ----

Depreciation ....................................       $ 8,020        $  9,500
Vacation expense ................................        (2,775)         13,106
Bad debt expense ................................            --         (60,800)
                                                        -------        --------

  Tax effects of temporary differences ..........       $ 5,245        $(38,194)
                                                        =======        ========

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1996, are as follows:

Vacation .................................................               $37,862
Bad debt expense .........................................                60,800
                                                                         -------
  Deferred tax asset .....................................               $98,662
                                                                         =======

Depreciation - deferred tax liability ........................           $27,020
                                                                         =======

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:


                                                               December 31
                                                               -----------
                                                           1996          1995
                                                           ----          ----

Loss before taxes ..................................    $(236,296)    $(100,615)
                                                          =======       =======
Income taxes (benefit) on above amount
    at federal statutory rate ......................      (80,341)      (34,209)
State income taxes net of federal benefit ..........      (10,870)       (4,648)
Effect of graduated tax brackets, change
    in estimates, and other non deductible
    items ..........................................       14,589        12,875
                                                          -------       -------

Benefit for income taxes ...........................    $ (76,622)    $ (25,982)
                                                          =======       =======
                                       34

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   STOCK OPTIONS AND WARRANTS

The Company has two stock option plans, the second plan becoming effective June 25, 1996. The combined plans provide for the granting of stock options to certain employees, directors and consultants. The maximum number of shares for which options may be granted under the plans is 200,000 (increased to 250,000 in January 1997). Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the board of directors. The exercise price of each option equals the quoted market price of the Company's stock on the date of grant.

The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share would have been:

                                             1996                  1995
                                             ----                  ----

Net  loss             As reported        $  (159,674)           $  (74,633)
                      Pro forma          $  (424,000)           Not applicable

Loss per share        As reported        $     (0.26)           $    (0.15)
                      Pro forma          $     (0.68)           Not applicable


The fair value of the options granted in 1996 is estimated on the date of the grant using the Black-Scholes options - pricing model assuming the following: no dividend yield, risk-free interest rate of 6 %, expected volatility of 40 percent, and an expected term of the options of two years.

At December 31, 1996, options to purchase stock under this plan were outstanding to employees as follows:

             Number of shares             Exercise price per share
             ----------------             ------------------------

                       32                         $ 3.00
                  168,200                           4.00
                   10,200                           4.50
                    4,500                           5.00
                      200                           5.50
                    1,500                          11.75
                   10,000                          14.50

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

Of these 194,632 options, 134,632 options are exercisable immediately, 50,000 options at $4 per share are exercisable over two years, and 10,000 options at $4 per share are exercisable when certain revenue amounts are realized. Transactions involving the plan were as follows:

                                                   December 31
                                                   -----------
                                            1996                 1995
                                    -------------------   ------------------
                                              Weighted             Weighted
                                                Average              Average
                                     Shares      Price    Shares      Price
                                     ------      -----    ------      -----

  Outstanding, beginning of year     37,828     $ 4.73    43,443     $  4.77
  Granted                           215,500     $ 4.54         -           -
  Exercised                         (39,696)    $ 4.10       (54)    $  5.50
  Canceled                          (19,000)    $ 4.74    (5,561)    $  5.01
                                    -------              -------

  Outstanding, end of year          194,632     $4.65     37,828     $  4.73
                                    =======              =======


The board of directors has also granted warrants to directors and employees. During 1996, no warrants to acquire shares of common stock were granted to such persons. The total warrants exercised in 1996 were 10,000 and warrants expired were 5,000. As of December 31, 1996, outstanding warrants are 13,000. The purchase price for shares issued upon exercise of these warrants range from $5.00 to $7.50 per share. These warrants are exercisable immediately.


10.   RETIREMENT PLANS

The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Each participant can elect to have up to 6% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of this salary reduction. The Company can also make additional contributions at its discretion. Amounts expensed under the plan for the years ended December 31, 1996 and 1995, were $47,029 and $44,549, respectively.

The Company does not provide post employment benefits and, as a result, Statement of Financial Accounting Standards No. 106 does not have any impact on these financial statements.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.   LITIGATION

At December 31, 1996, the Company is involved in litigation with a former inmate at a correctional facility where the Company has provided medical services. The case is a malpractice claim against the Company as well as other related parties. The plaintive seeks $1,550,000 in damages. The Company has insurance to cover claims of up to $1 million per occurrence, and there are other defendants who will likely contribute to either a settlement or a judgment, if any. In the opinion of management, there will be no material adverse effect on the Company's financial statements as a result of this litigation. No amounts have been accrued in the financial statements related to this matter.

12.   SUBSEQUENT EVENTS

Common Stock

Subsequent to December 31, 1996, the board of directors increased the authorized shares of the Company's common stock from 1,000,000 to 10,000,000 shares and authorized a three for one split of its outstanding common stock.

Private Placement Memorandum

In March 1997, the Company completed a private placement memorandum which raised $5,000,000 in exchange for 285,714 shares of the Company's common stock. The funds will be utilized for the further development of the Company's CAST software product (see Note 1) and the pursuit of CAST business opportunities during 1997 and 1998.

<NO HARD COPY FOR THE FOLLOWING LIST OF SUBSIDIARIES>



--------------------------------------------------------------------------------
                                 SUBSIDIARIES OF
--------------------------------------------------------------------------------
                        INFORMATION ANALYSIS INCORPORATED



                                                                                   Name under which
                    Name                         State of Incorporation        Subsidiary Does Business
                    ----                         ----------------------        ------------------------

Allied Health & Information Systems, Inc.                  VA                            N/A

DHD Systems, Inc.                                          VA                            N/A

International Software Services Corporation                VA                            N/A

--------------------------------------------------------------------------------
                                INDEX OF EXHIBITS
--------------------------------------------------------------------------------


Exhibit No.    Description                                                                                        Page No.
-----------    -----------                                                                                        --------
3.1            Amended and Restated Articles of Incorporation effective                                             40-43
               March 18, 1997.

3.2            Amended By-Laws of the Company incorporated by referenced to the Company's Form S-18 filed              44
               with the SEC on Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

10.1           Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.              45-77

10.2           Company's 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company.              78-118

10.3           1986 Stock Option Plan incorporated by reference from the                                              119
               Company's Form S-8 filed on December 20, 1988 with the SEC.

10.4           1996 Stock Option Plan incorporated by reference from the                                              120
               Company's Form S-8 filed on June 25, 1996 with the SEC.

10.5           Line of Credit Agreement with First Virginia Bank incorporated by reference from Form 10-KSB           121
               for the fiscal year ending December 31, 1995 filed with the SEC on April 15, 1996 (Commission
               File No. 33-9390).

10.6           Warrant Agreement between George DeBakey, a director, and the Company dated June 1, 1989.          122-138

10.7           Warrant Agreement between James C. Wester, a director, and the Company dated February 24,          139-145
               1993.

10.8           Software Purchase Agreement between Kenneth K. Parsons and the Company for the purchase of         146-150
               CAST software.


10.9           Royalty Agreement between James C. Wester and the Company in exchange for development expense      151-154
               advances.

10.10          Common Stock Purchase Agreement dated June 5, 1996, between                                            155
               the Company and Stephen E. Petruzzo for the purchase of International Software Services
               Corporation, incorporated by


               reference to the Company's Form 8-K filed on July 16, 1996 with the SEC.

10.11          Registration Rights Agreement dated February 27, 1997 between                                      156-167
               the Company and certain purchases of Common Stock.

21.1           List of Subsidiaries.                                                                              168-169