Form 10QSB
period 1997-03-31
INFORMATION ANALYSIS INC
filed 1997-05-07
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                                 COMMISSION
  MARCH 31, 1997                                                FILE NO. 33-9390


                        INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

VIRGINIA                                                              54-1167364
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

11240 WAPLES MILL ROAD, #400
FAIRFAX, VA                                                                22030
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number,
including area code)                                              (703) 383-3000

2222 GALLOWS ROAD, #300
DUNN LORING, VA                                                            22027
(Former Address of principal executive offices)                       (Zip Code)

  Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     x                      No
              ---------                     ---------

    State the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

         Common Stock, par value $.01, 1,887,557 shares

   Transitional small business disclosure format.

         Yes                             No     x
              ---------                     ---------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.


The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the three months ended March 31, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1996.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997

                                     ASSETS

Current assets
       Cash and cash equivalents                       $ 4,534,664
       Accounts receivable                               1,545,638
       Employee advances                                    33,875
       Income taxes receivable                             314,534
       Deferred income taxes                                98,662
       Prepaid expenses                                    102,798
       Other receivables                                   154,177
                                                       ------------
           Total current assets                          6,784,348

Fixed assets
       At cost, net of accumulated depreciation
       and amortization of $1,247,976                      441,885

Equipment under capital leases
       Net of accumulated amortization of $61,344           44,477

Capitalized software                                       670,386
Investments                                                 10,000
Goodwill                                                    56,028
Other receivables                                          226,694
Other assets                                                24,980
                                                       ------------
Total assets                                           $ 8,258,798
                                                       ============

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                                           $   481,400
       Accrued payroll                                                340,691
       Other accrued liabilities                                      136,552
       Current portion of long-term debt                              120,300
       Current maturities of capital
           lease obligations                                           18,229
                                                                  ------------
           Total current liabilities                                1,097,172

Long-term debt                                                         90,380
Capital lease obligations,  net of
       current portion                                                 37,414
Deferred income taxes                                                  27,020
                                                                  ------------
           Total liabilities                                        1,251,986
                                                                  ------------

Common stock, par value $0.01
       10,000,000 shares authorized; 2,389,094
       shares issued                                                   23,891
Paid in capital in excess of par value                              6,225,803
Retained earnings                                                   1,611,431
Less treasury stock; 501,537 shares at cost                          (854,313)
                                                                  ------------
           Total stockholders' equity                               7,006,812
                                                                  ------------
Total liabilities and stockholders' equity                        $ 8,258,798
                                                                  ============

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the three months ended March 31
                                                                     ------------------------------------------
                                                                            1997                     1996
                                                                     ------------------         ---------------
Cash flows from operating activities
      Cash received from customers                                   $       1,371,689       $       3,925,478
      Cash paid to suppliers and employees                                  (1,527,065)             (3,258,374)
      Interest received                                                            869                     601
      Interest paid                                                             (5,943)                 (8,103)
                                                                     ------------------      ------------------
         Net cash (used) provided by operating activities                     (160,450)                659,602
                                                                     ------------------      ------------------

Cash flows from investing activities
      Loans and advances                                                           448                 (12,450)
      Acquisition of furniture and equipment                                  (245,564)                 (6,295)
      Increase in capitalized software                                        (483,422)                     --
                                                                     ------------------      ------------------
         Net cash used in investing activities                                (728,538)                (18,745)
                                                                     ------------------      ------------------

Cash flows from financing activities
      Net borrowing (payments) under bank revolving
          line of credit                                                            --                (550,000)
      Principal payments on debt and capital leases                             (3,920)                 (4,467)
      (Repurchase) of common stock                                                  --                 (20,750)
      Proceeds from private placement                                        5,000,000                      --
      Proceeds from exercise of incentive stock options                        103,686                      --
                                                                     ------------------      ------------------
         Net cash provided (used) by financing activities                    5,099,766                (575,217)
                                                                     ------------------      ------------------

Net increase in cash and cash equivalents                                    4,210,778                  65,640

Cash and cash equivalents at end of the period                                 323,886                  57,016
                                                                     ------------------      ------------------
Cash and cash equivalents at end of the period                       $       4,534,664       $         122,656
                                                                     ==================      ==================


Reconciliation of net income to cash provided by operating activities


Net (loss) income                                                    $        (184,383)      $         100,665

Adjustments to reconcile net loss to
net cash provided by operating activities
      Depreciation and amortization                                             64,802                  39,155
      Changes in operating assets and liabilities
          Accounts receivable                                                 (190,354)               (154,046)
          Other receivables and prepaid expenses                                40,265                   5,912
          Accounts payable and accrued expenses                                223,052                 613,548
          Deferred rent                                                           (852)                 (2,556)
          Income tax receivable liability                                     (112,980)                 56,924
                                                                     ------------------      ------------------
Net cash (used) provided by operating activities                     $        (160,450)      $         659,602
                                                                     ==================      ==================

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the three months ended March 31,
                                                         ---------------------------------------------

                                                                 1997                         1996
                                                           --------------               --------------
      Sales
           Professional fees                             $     1,498,270              $     4,053,087
           Software sales                                         63,773                       26,437
                                                         ----------------             ----------------
                Total sales                                    1,562,043                    4,079,524
                                                         ----------------             ----------------

      Cost of sales
           Cost of professional fees                           1,200,507                    3,311,057
           Cost of software sales                                 50,863                       21,598
                                                         ----------------             ----------------
                Total cost of sales                            1,251,370                    3,332,655
                                                         ----------------             ----------------

      Gross profit                                               310,673                      746,869

      Selling, general and administrative expenses               602,962                      581,778
                                                         ----------------             ----------------

      (Loss) income from operations                             (292,289)                     165,091

      Other income and (expenses)
           Interest income                                           869                          601
           Interest expense                                       (5,943)                      (8,103)
                                                         ----------------             ----------------

      (Loss) income before provision for income                 (297,363)                     157,589
           taxes
      (Benefit) expenses for income taxes                       (112,980)                      56,924
                                                         ----------------             ----------------

      Net (loss) income                                  $      (184,383)             $       100,665
                                                         ================             ================


      (Loss) income per common and common
           equivalent share                                        (0.09)                       $0.22

      Weighted average common and common
           equivalent shares outstanding                       2,036,757                      465,978

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION.


Results of Operations
---------------------

The revenues of Information Analysis Incorporated (the "Company") which were generated in the first quarter of 1997 decreased by $2,517,481, or by 61.7%, to $1,562,043 from $4,079,524 for the first quarter of 1996. This reduction was primarily due to a decrease in revenue from the Company's contract with the U.S. Customs Service ("USCS") which generated $121,117 of revenue in the first quarter of 1997, compared with $3,171,109 during the first quarter of 1996. Except for certain modest extensions of certain tasks, the contract with USCS terminated on September 30, 1996. In the first quarter of 1997, the Company incurred a $(184,383) net loss. This represented a $285,048 reversal in comparison to the first quarter of 1996 in which the Company generated net income of $100,665.

In the first quarter of 1997, the Company's gross profit percentage increased to 19.9%, compared to 18.3% during the first quarter of 1996. This increase is attributable to the phase out of the Company's health care division, Allied Health and Information Systems, Inc., through which lower profit margins were being realized in comparison to other operations of the Company. Selling, general, and administrative expenses as a percentage of revenue increased to 38.6% during the first quarter of 1997, from 14.2% in the first quarter of 1996. This increase is due to the Company's lower revenue base.

During the first quarter of 1997, the Company continued to devote substantial resources towards the business surrounding CAST, the Company's Year 2000 remediation tool. These efforts included integrating CAST with other Year 2000 products, expanding technical support capability and increasing sales, marketing and licensing efforts. In this quarter, 21 additional employees were hired for CAST. The Company also capitalized $483,422 of development expenses for certain CAST enhancements.

In the quarter-ended March 31, 1997, the Company announced its first license agreement for CAST. This license is with Computer Associates International, Inc. ("CA"). As a result of this license, CA has added CAST to its suite of tools which are geared to assessing, managing, remediating and testing Year 2000 efforts. In anticipation of, and following, this license agreement, the Company concentrated efforts to enable CAST to address Year 2000 remediation of three CA products in particular, CA-ADS, CA-Ideal and CA-Easytrieve in conjunction with CA 2000 solution products. The Company anticipates further CAST enhancement efforts through 1997 to expand CAST's functionality to include additional computer languages. In addition, the Company for the remainder of the year will be continuing other activities pertaining to CAST, including increasing technical support and continuing sales, marketing and licensing efforts.

Liquidity and Capital Resources
-------------------------------

In the first quarter of 1997, the Company financed its operations from current collections and through proceeds obtained in a $5,000,000 private placement. As of March 31, 1997 the outstanding balance on the company's line of credit was $0. Cash and cash equivalents at March 31, 1997 were $4,534,664, compared to $122,656 at March 31, 1996.

The Company's line of credit of $1,500,000 expires June 19, 1997 at which time it is subject to renewal. The line of credit coupled with funds generated from operations and proceeds from the private placement is sufficient to meet the Company's operating cash requirements.

The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES.

(a) In the first quarter of 1997, the Company split its stock on a three for one basis, thereby increasing its authorized common stock from 1,000,000 shares to 3,000,000 shares. At a special meeting of the shareholders of the Company which was held on February 4, 1997, the Company's shareholders voted to amend and restate the Company's articles of incorporation so as to (i) increase the authorized shares to 10,000,000, (ii) limit officer and director liability to the extent permitted under Virginia law and (iii) provide that all actions which would otherwise require the approval of holders of more than two-thirds of all shares will now only require the approval of the holders of more than one-half of all shares. Also, the Company, through a stock dividend of two shares for each share held, declared an additional three for one stock split effective April 21, 1997.

(c) Between February 27, 1997 and March 5, 1997, the Company sold 857,142 shares of its Common Stock at a price of $5.833 per share. (The number of shares and price per share have been adjusted to reflect the three for one stock split accomplished by a stock dividend of two shares of Common Stock for each outstanding share of Common Stock held by each record holder on April 7, 1997 and payable on April 21, 1997.) The shares were sold only to accredited investors within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The shares were sold to several institutional investors along with individuals. The Company relied on Rules 505 and 506 of Regulation D in claiming exemption from registration. All purchasers were required to certify to their assets, net worth or income to substantiate their qualification to purchase shares in this offering.

For this offering, the Company used the services of Newby & Company of Rockville, Maryland ("Newby") and First Colonial Securities Group, Inc. of Boca Raton, Florida ("FCSG") to assist in the placement of shares. Commissions were paid in the form of ten year warrants equal to ten percent of the shares placed through each company. The warrants are exercisable at $6.4167 per share. Of the total warrants, Newby received 51,429 and FCGS received 34,284.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 4, 1997, the Company held a special meeting of its shareholders. At the meeting the shareholders voted to amend the Company's articles of incorporation to (i) increase the authorized common stock to 10,000,000 shares,
(ii) limit officer and director liability to the extent permitted under Virginia law and (iii) provide that all actions which would otherwise require the approval of holders of more than two-thirds of all shares will now only require the approval of holders of more than one-half of all shares. At the time of the meeting, 502,999 shares were issued and outstanding of which 380,775 voted in favor of the amendment and 4,150 voted against it.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Index to Exhibits attached hereto.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: May 6, 1997                          By: /s/ Sandor Rosenberg
      -----------                              --------------------
                                               Sandor Rosenberg, Chairman of the
                                               Board and President



                                           By: /s/ Richard S. DeRose
                                               ---------------------
                                               Richard S. DeRose, Executive Vice
                                               President and Treasurer

                               INDEX TO EXHIBITS



EXHIBIT NO.                              DESCRIPTION

3.1 Amended and Restated Articles of Incorporation of the Company incorporated by referenced from Exhibit No. 3.1 to the Company's Form 10-KSB for the fiscal year ending
                   December 31, 1996 as filed with the Securities and Exchange Commission ("SEC") on April 14, 1997.

3.2 Amended By-Laws of the Company incorporated by reference from the Company's Form S-18 filed with the SEC on November 20, 1986.

4.1 Registration Rights Agreement dated February 27, 1997 between the Company and certain purchasers of its Common Stock incorporated by reference from Exhibit 10.11 to the Company's Form 10-KSB for the fiscal year ending December 31, 1996 as filed with the SEC on April 14, 1997.

27.1               Financial Data Schedule