Form 10KSB/A
period 1996-12-31
INFORMATION ANALYSIS INC
filed 1997-07-03
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB
                              --------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                          Commission
   December 31, 1996                                            File No. 33-9390
   -----------------                                            ----------------

                       INFORMATION ANALYSIS INCORPORATED
                       ---------------------------------
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

                          Yes   [x]                 No
                              -------                  -------

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

         Over the last several years, in order to broaden its revenue base and secure projects with more long range potential, the Company has sought to acquire rights to software products or tools which can either be licensed to others or which can provide substantial value-added benefits to IAI's client base in connection with IAI's professional services. One such product which the Company has recently acquired is Computer Aided Software Translator, commonly referred to as CAST. The rights to CAST were acquired from its developer, Kenneth Parsons. The consideration for the purchase was payment to Mr. Parsons of up to $100,000 for application against certain liabilities he possessed plus a royalty equal to 10% of all license revenues the Company thereafter earned from CAST up to a maximum royalty payment to Mr. Parsons of $1,000,000.
Incidental to the acquisition, Mr. Parsons also obtained employment by the Company and received 675,000 stock options which were to vest through January 1, 1999.

         CAST was initially developed to serve as a software reengineering computer language translator which allows its users to migrate from older types of computer languages to more modern day languages. Because of the reengineering functionality inherent in CAST, this software program is also able to remedy, primarily on an automated basis, the Year 2000 problem which many computer systems now confront. This problem encompasses a deficiency inherent in many existing software applications whereby a two-digit date representation has been used to depict the year with the century component fixed as "19". This means that many computer systems will not recognize or be able to process transactions in which reference to years after 1999 is required. The end result of this limitation is that any application software which must identify, manipulate, or calculate date-related values outside of the 1900-1999 date range will fail. This failure can play havoc with the most basic of programs such as post 1999 payrolls, invoicing, and insurance benefit claims. Because of the potential for failure, numerous companies are, or will be, assessing the nature and extent of their Year 2000 problem. Likewise, companies, such as IAI, are attempting to access the Year 2000 marketplace through remedial products and services.

         Because of the prospects associated with CAST, in 1996 the Company commenced its transition from primarily a professional services orientation to that of a product provider for the Year 2000 remediation market. This required and is requiring a significant investment in marketing and technical resources during the year which will continue through 1997. The anticipated returns from this investment will not be realized until companies commence their Year 2000 remediation efforts assuming CAST becomes a tool which is used within the Year 2000 arena. Even if CAST is used as a Year 2000 tool, the Company does not anticipate earning any revenues from CAST until the fourth quarter of 1997. Notwithstanding this transition, the Company has continued to maintain its traditional business base as a professional services provider. The Company anticipates that information technology services of the nature it has provided in the past will remain as part of the Company's business but if its objectives related to CAST are achieved, the professional services component of its business should diminish as an overall percentage of its revenues. This base business helps support and cover the Company's general and administrative expenses and provides a level of security should the Company's prospects related to CAST not materialize.

CAST

          CAST is a core tool which was primarily designed for software reengineering. Remediation of the Year 2000 problem in and of itself is a software reengineering effort. The capacities of CAST are ideal for application in the Year 2000 remediation arena. CAST enables a computer user to determine the technical complexity of computer code, such as that in which the Year 2000 problem is engrained, and then provides an automated and consistent tool which can reengineer the software so as to eliminate the two digit reference to years.

         The design and structure of CAST has evolved over 15 years based upon a rigorous understanding of multiple languages, databases, platforms, operating environments and unique system characteristics. CAST's genesis was to serve as an automated software migration tool to enable software users to migrate from one computer language to another. This application is best suited for software reengineering efforts primarily associated with downsizing from mainframe computers to file servers. For this reason, IAI anticipates that CAST will serve as a revenue producing vehicle for IAI even after most systems have met their Year 2000 challenge.

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

         Overall, CAST provides its users with the following capabilities:

       o To translate from one operating system to another, such as from a closed mainframe to an open UNIX environment
       o To translate from a programming language that no longer meets a company's needs to a more modern language or newer version of a current language
       o To alter a database management system to a more versatile and useful system without losing any of the valuable data stored in the database system
       o To alter a teleprocessing monitor environment to a newer, more supportable environment
       o To perform any combination of the above options while providing the information manager with the flexibility to leverage and manage the risk profile present within all conversion environments

         As for the application of CAST within the Year 2000 remediation environment, companies can undertake a varied approach towards remediation coupled with migration. In this regard, Year 2000 remediation can occur absent further reengineering. Alternatively, a two step strategy of remediating Year 2000 impacts can occur followed by a later full translation of the Year 2000 compliant software applications to a new language, database or platform of choice. Lastly, remediation of Year 2000 can occur while simultaneously translating software into a new language, database or platform.

         IAI is developing a multiple pronged strategy for marketing CAST. As part of this strategy, the Company anticipates licensing CAST to software sellers which are in the process of developing Year 2000 remediation packages for use by their client bases. The Company believes that many of these sellers will also use CAST as a service provider in a maintenance capacity to their clients. The Company is also pursuing solution providers which will be offering Year 2000 remediation services to their client bases both within and outside of Year 2000 "factories" which the Company believes will be established to address Year 2000 efforts from a single site with multiple employees dedicated to assessing and remediating non-Year 2000 compliant code. It is the Company's objective to receive fees from these licenses tied to the number of lines of code which are evaluated. This part of the Company's strategy will allow the Company to piggyback on the sales forces of the companies to whom Cast is licensed.

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

         In 1996, the Company's revenue from its computer related services business declined by $2,839,315. Approximately 90% of this decline is attributable to the loss of the Company's prime contract with the U.S. Customs Services ("USCS"). Notwithstanding the loss of this prime contract, the Company continues to provide services to the USCS in its capacity as a subcontractor but at substantially reduced engagement levels from those which existed while the Company possessed a prime contract with the USCS. The Company is attempting to generate additional engagements to replace what it anticipates will be approximately a $5,000,000 reduction in revenue earned in 1997 through USCS. Nonetheless, because members of senior management have been and will be primarily devoting their efforts to CAST, the Company is uncertain, and no assurances can be given, to what extent the Company will be successful in securing additional sources of computer related services business so as to compensate for the loss of revenue formerly generated through the Company's USCS contract.

         Traditionally, IAI's clients have spanned a wide range of enterprises in the private sector along with government agencies. This was also the case in 1996 as IAI provided services to companies such as The Arbitron Corporation, Lockheed Martin, Commonwealth Aluminum, Computer Sciences Corporation, and Mass Mutual. In 1996, governmental clients included the U.S. Army Personnel Command, General Services Administration, U.S. Air Force, USCS, Veterans Benefit Administration, Department of Energy, and the U.S. Navy. In 1996, IAI's largest client remained the USCS. Although the Company's contract with USCS expired on April 30, 1996, the Company continued to provide services throughout the year to USCS in the capacity as a subcontractor. The total revenue derived in 1996 directly and indirectly from and through USCS constituted 57.9% of the Company's revenues.

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

Marketing
---------

         For its information technology services other than CAST, the Company relies upon a marketing staff of one full time marketing executive combined with program managers and other senior management to market its services. These individuals principally concentrate on the marketing of professional services and software products. In addition to these individuals, the Company's technical staff is encouraged to assist in marketing the Company's systems design and programming services.

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

Principal Clients
-----------------

         In 1996 the USCS, under its contract with IAI and under subcontracts to IAI, remained the principal client of the Company. In this regard, the revenue from USCS accounted for 57.9% of IAI revenue. The USCS contract expired September 30, 1995, but was extended through April 30, 1996. IAI continues to provide services to USCS as a subcontractor to several prime contractors. IAI anticipates this revenue will continue indefinitely as the USCS continues to encourage its current prime contractors to avail themselves of the Company's services. The only other significant client for IAI was the U.S. Army through IAI's subcontract with PRC Inc. which accounted for 12.9% of revenue.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders' Matters

         The Company's Common Stock is traded in the over-the-counter market. The range of bid price quotations for the last two years on a quarter-by-quarter basis is as follows:

         ====================================       =======================
                          1995                                 1996
         ====================================       =======================
         Qtr.          1st   2nd   3rd   4th        1st   2nd   3rd    4th
         ------------------------------------       -----------------------
         Low Bid        4     4     4     4          4     4     4      4
         ------------------------------------       -----------------------
         High Bid       4     4     4     4          4     4     4     61
         ====================================       =======================

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1996 Compared to 1995
-------------------------------------------

         The Company's overall 1996 revenues declined by $4,478,051, or 28.5%, to $11,218,845 from $15,696,896 in 1995. Of this decline, $2,839,315 was attributed to computer and software related services, principally as a result of the Company's loss of its contract with USCS from which the Company's revenue declined by $2,576,685, and $1,638,736 was attributed to AHISI. By the end of 1995, the Company had for the most part phased out AHISI's business but for one small contract. In 1996, AHISI only produced $46,143 of revenue.

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

                           Summary Compensation Table

------------------------ --------- ----------------------------- ----------------- ------------------------------
       Name and                                                                              Number of
       Principal                                                                           Stock Options
       Position            Year               Salary                  Bonus                   Granted
------------------------ --------- ----------------------------- ----------------- ------------------------------
Sandor Rosenberg           1996              $100,000              $15,000                       -
President                  1995              $100,007              $25,900                       -
                           1994              $ 99,910              $30,000                       -
------------------------ --------- ----------------------------- ----------------- ------------------------------
Richard DeRose             1996              $110,730              $27,500                    10,000
Exec Vice President        1995              $109,730              $30,900                       -
and Treasurer              1994              $ 99,622              $30,000                       -
------------------------ --------- ----------------------------- ----------------- ------------------------------

         No executive officer has received any perquisite and other personal benefits, securities or property which exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

         The following table sets forth all option grants in 1996 to all executive officers:

                        Option Grants in Last Fiscal Year

----------------- -------------- ------------------------------------ ------------------- ----------------------------
                                 % Of Total Options Granted
Name              Granted        To Employees In Fiscal Year          Exercise Price      Expiration Date
----------------- -------------- ------------------------------------ ------------------- ----------------------------
Richard S.        10,000                        4.6%                        $4.00         June 17, 2006
DeRose
----------------- -------------- ------------------------------------ ------------------- ----------------------------

         The following table sets forth information concurring each exercise of stock options during 1996 by all executive officers:


                Aggregated Option Exercises in Last Fiscal Year
                            and FY End Option Values

------------------ ------------------------ ------------------- ------------------------------- ----------------------
                                                                                                       Value of
                                                                                                    Unexercised In-
                                                                     Number of Securities             The Money
                     Shares Acquired on       Value Realized        Underlying Unexercised        Options At FY End
      Name                Exercise                                  Options At FY End (#)                 ($)
------------------ ------------------------ ------------------- ------------------------------- ----------------------
Richard DeRose              1500                 $78,075                    23,500                   $1,331,000
------------------ ------------------------ ------------------- ------------------------------- ----------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information concerning beneficial ownership by any person known to the Company to be the owner of more than five percent of the Company's Common Stock, by each directors and executive officer and by all directors and executive officers as a group:


Name and                           Amount and Nature of
Address of Beneficial              Beneficial Owner (2)            Percentage Class
---------------------              --------------------            ----------------
Sandor Rosenberg (1)               215,500                         42.3%
   Chairman and President

Richard S. DeRose (1)              23,600(3)                       4.4%
   Executive Vice President

James D. Wester, Director (1)      43,500(4)                       7.9%

John D. Sanders, Director          8,100                           1.6%
4600 N. 26th Street
Arlington, VA  22207

Bonnie K. Watchel                  13,200                          2.6%
1101 14th Street, N.W.
Washington, D.C.  20001

George T. DeBakey                  1,000(5)                        *
5303 Marlyn Drive
Bethesda, MD  20832

All directors and executive        304,900                         52.9%
officers as a group

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

         In order to compensate Mr. Wester for various consulting services he has rendered to the Company for which he has not received any cash remuneration, in June 1996, the Company granted Mr. Wester 30,000 ten year stock options exercisable at $4.00 per share, the then current value of the Company's Common
Stock.

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

Item 13.  Exhibits and Reports on Form 8-K

See,  exhibit  index which index is  incorporated  herein by  reference.

(a) No reports were filed on Form 8-K during the last quarter of this report.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), of the Securities  Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INFORMATION ANALYSIS INCORPORATED


                                         By:   _________________________________
                                               Sandor Rosenberg, President
                                                        June 30, 1997

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                           Date

_________________             Chairman of the Board           June ____, 1997
Sandor Rosenberg              and President

_________________             Director                        June ____, 1997
Brendan Dawson

_________________             Director                        June ____, 1997
Charles May

_________________             Director                        June ____, 1997
John D. Sanders

_________________             Director                        June ____, 1997
Bonnie K. Wachtel

_________________             Director                        June ____, 1997
James D. Wester

_________________             Treasurer                       June ____, 1997
Richard S. DeRose




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

                                INDEX OF EXHIBITS

Exhibit No.       Description                                                                Page No.
3.1               Amended and Restated Articles of Incorporation                              40-43
                  effective March 18, 1997.

3.2               Amended By-Laws of the Company incorporated by referenced to the            44
                  Company's Form S-18 filed with the SEC on Form S-18 dated
                  November 20, 1986 (Commission File No. 33-9390).

10.1              Office Lease for 18,280 square feet at 11240 Waples Mill Road,              45-77
                  Fairfax, Virginia 22030.

10.2              Company's 401(k) Profit Sharing Plan through Aetna Life Insurance           78-118
                  and Annuity Company.

10.3              1986 Stock Option Plan incorporated by reference from the                   119
                  Company's Form S-8 filed on December 20, 1988 with the SEC.

10.4              1996 Stock Option Plan incorporated by reference from the                   120
                  Company's Form S-8 filed on June 25, 1996 with the SEC.

10.5              Line of Credit Agreement with First Virginia Bank incorporated by           121
                  reference from Form 10-KSB for the fiscal year ending December
                  31, 1995 filed with the SEC on April 15, 1996 (Commission File
                  No. 33-9390).

10.6              Warrant Agreement between George DeBakey, a director, and the               122-138
                  Company dated June 1, 1989.

10.7              Warrant Agreement between James C. Wester, a director, and the              139-145
                  Company dated February 24, 1993.

10.8              Software Purchase Agreement between Kenneth K. Parsons and the              146-150
                  Company for the purchase of CAST software.


10.9              Royalty Agreement between James C. Wester and                               151-154





                  the Company in exchange for development expense advances.

10.10             Common Stock Purchase Agreement dated June 5, 1996, between                 155
                  the Company and Stephen E. Petruzzo for the purchase of
                  International  Software Services  Corporation,
                  incorporated  by  reference  to the  Company's
                  Form 8-K filed on July 16, 1996 with the SEC.

10.11             Registration Rights Agreement dated February 27, 1997 between               156-167
                  the Company and certain purchases of Common Stock.


21.1              List of Subsidiaries.                                                       168-169