Form 10QSB/A
period 1997-03-31
INFORMATION ANALYSIS INC
filed 1997-07-18
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Amendment to
                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                                 Commission
March 31, 1997                                                  File No. 33-9390

                       INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

Virginia                                                              54-1167364
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

11240 Waples Mill Road, #300                                               22030
Fairfax, VA                                                           (Zip Code)
(Address of principal executive offices)

(Registrant's telephone number,
including area code)                                              (703) 383-3000

2222 Gallows Road, #400
Dunn Loring, VA                                                            22027
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

Yes  X     No
    ---       ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         $.01 par value common stock 1,887,557 shares at March 31, 1997

        Transitional Small Business Disclosure Format:

Yes        No  X
    ---       ---

                                     PART I

Item 6. Exhibits and Reports on Form 8-K

See the Index to Exhibits attached hereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Information Analysis Incorporated
                                        (Registrant)


                                        By:
                                           ---------------------------------
                                           Sandor Rosenberg, Chairman of the
                                             Board and President

                                        Date: July 16, 1997


                                        By:
                                           ---------------------------------
                                           Richard S. DeRose, Executive Vice
                                             President and Treasurer

                                        Date: July 16, 1997

                               INDEX TO EXHIBITS

Exhibit No.                        Description

4.2                                Software License Agreement dated
                                   March 24, 1997 between the
                                   Registrant and Computer Associates
                                   International, Inc. (Confidential Treat-ment Requested)