Form 10QSB
period 1997-06-30
INFORMATION ANALYSIS INC
filed 1997-07-31
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission
  June 30, 1997                                     File No. 33-9390


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

          Yes     x                      No ___________

    State the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

         Common Stock, par value $.01, 5,839,371 shares

   Transitional small business disclosure format.

         Yes __________                 No     x
                                           ----------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the six months ended June 30, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Results of Operations


The revenues of Information Analysis Incorporated (the "Company") which were generated in the second quarter of 1997 decreased by $1,259,298, or by 41.3%, to $1,787,946 from $3,047,244 for the second quarter of 1996. This reduction was primarily due to a decrease in revenue from the Company's contract with the U.S. Customs Service ("USCS") which generated $82,986 of revenue in the second quarter of 1997, compared with $1,981,024 during the second quarter of 1996. Except for modest extensions of certain tasks performed in a subcontractor capacity to USCS, the Company's principal contract with USCS terminated on September 30, 1996. In the second quarter of 1997, the Company incurred a $67,835 net loss. This represented a $21,831 reduction in comparison to the second quarter of 1996 in which the Company incurred a net loss of $46,004.

In the second quarter of 1997, the Company's gross profit percentage improved to 25.1%, compared to 21.3% during the second quarter of 1996. The reduction in services for the USCS substantially contributed to this improvement since the profit margins on USCS services were generally less in comparison to the margins achieved from other operations of the Company. Selling, general, and administrative expenses as a percentage of revenue increased to 33.4% during the second quarter of 1997, from 23.5% in the second quarter of 1996. This increase is due to the Company's lower revenue base along with the expenses incurred in transitioning the Company from primarily a professional services organization to a product oriented enterprise.

The Company's gross profit percentage increased by 3.1% from 19.5% during the first six months of 1996 to 22.6% during the first six months of 1997. Again, this was primarily the result of the reduction in services provided to the USCS from which lower profit margins were being achieved. Selling, general and administrative expenses as a percentage of revenue increased to 35.8% during the first six months of 1997, compared to 18.2% during the first six months of 1996. Again, this increase was due to the Company's lower revenue base and the additional transition expenses the Company incurred in repositioning its business to a product orientation. Interest expense decreased slightly by $1,561 during the first six months of 1997, as compared to the first six months of 1996. Interest income increased to $47,018 in the first six months of 1997, from $2,785 for the first six months of 1996. This increase was a result of raising $5 Million in funds from a private placement in the first quarter 1997. Net income declined to a $252,218 loss during the first six months of 1997, as compared to a net income of $54,661 during the first six months of 1996.

During the second quarter of 1997, the Company continued to devote substantial resources towards the business surrounding UNICAST, the Company's Year 2000 remediation tool. UNICAST is an acronym for Universal Computer Aided Software Translator. As a single product, the Company's software had originally been named CAST, but in recognition of the capabilities of its growing number of component products, UNICAST was considered a more appropriate name. These efforts included integrating UNICAST with other Year 2000 products, expanding technical support capability and increasing sales, marketing and licensing efforts. In this quarter, 31 additional employees were hired to support the UNICAST business. The Company also capitalized $1,205,861 of development expenses in the second quarter for certain UNICAST enhancements.

Liquidity and Capital Resources

In the second quarter of 1997, the Company financed its operations from current collections and through proceeds obtained in the first quarter from a $5,000,000 private placement. As of June 30, 1997 the outstanding balance on the company's line of credit was $0. Cash and cash equivalents at June 30, 1997 were $3,618,491, compared to $93,765 at June 30, 1996.

The Company renewed its line of credit for $1,500,000 on July 21, 1997. This line of credit expires June 25, 1998 at which time it is subject to renewal. The line of credit coupled with funds generated from operations is sufficient to meet the Company's operating cash requirements.

The Company has no material commitments for capital expenditures.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Monday, June 30, 1997. At the meeting, Sandor Rosenberg, James D. Wester, John D. Sanders, Bonnie K. Wachtel, Brendan J. Dawson, and Charles A May, Jr., were elected as directors to serve until the next annual meeting. Of the total votes cast for directors, 3,631,011 votes were cast in favor of Mr. Rosenberg, 3,631,461 votes were cast in favor of all the other directors, 950 votes were cast against Mr. Rosenberg and 500 votes were cast against all other directors.

                    In addition, the shareholders voted 2,739,026 in favor of and 350,411 against (with 500 votes abstaining and 542,024 unvoted) the proposal to increase by 325,000 the number of options comprising the Company's stock option plan, thereby increasing from 2,250,000 to 2,575,000 the number of options available under the plan.

                    The shareholders also voted in favor of increasing by 5,000,000 shares the authorized shares of the Company's Common Stock or from 10,000,000 shares to 15,000,000 shares. 3,625,058 votes were cast in favor of this proposal, 6,403 votes were cast against it, and 500 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed for the quarter for which this report is filed

(b) See the Index to Exhibits attached hereto.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Information Analysis Incorporated
(Registrant)


Date: July 31, 1997                    By:  /s/ Sandor Rosenberg
      -------------                         --------------------
                                            Sandor Rosenberg,
                                            Chief Executive Officer



                                       By:  /s/ Richard S. DeRose
                                            ---------------------
                                            Richard S. DeRose, Executive Vice
                                            President and Treasurer

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1997

                                     ASSETS

Current Assets
   Cash and cash equivalents                            $3,618,491
   Accounts receivable                                   1,614,859
   Employee advances                                        23,017
   Income taxes receivable                                 356,063
   Deferred income taxes                                    98,662
   Prepaid expenses                                        192,469
   Other receivables                                        94,736
                                                        ----------

       Total current assets                              5,998,297


Fixed Assets
   At cost, net of accumulated depreciation
   and amortization of $1,304,878                          559,535

Equipment under capital leases
   Net of accumulated amortization of $67,172               61,001

Capitalized software                                     1,876,247
Investments                                                 10,000
Goodwill                                                    41,502
Other receivables                                          226,694
Other Assets                                                24,980
                                                        ----------

Total assets                                            $8,798,256
                                                        ==========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                     $  977,493
   Accrued payroll                                         364,426
   Other accrued liabilities                               107,664
   Current portion of long-term debt                       120,300
   Current maturities of capital                            98,662
       lease obligations                                    18,229
                                                        ----------

       Total current liabilities                         1,588,112


Long-term debt                                              90,380
Capital lease obligations, net of
   current portion                                          30,031
Deferred income taxes                                       27,020
                                                        ----------

       Total liabilities                                 1,735,543
                                                        ----------

Common stock, par value $0.01
   15,000,000 shares authorized: 7,343,982
   shares issued; 5,839,371 outstanding                     73,440
Paid in capital in excess of par value                   6,299,989
Retained earnings                                        1,543,597
Less treasury stock; 1,504,611 shares at cost             (854,313)
                                                        ----------

       Total stockholders' equity                       $7,062,713
                                                        ----------

Total liabilities and stockholders' equity              $8,798,256
                                                        ==========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                             For the six months ended June 30,
                                             ---------------------------------
                                                   1997               1996
                                                ---------         ----------
Cash flows from operating activities
     Cash received from customers            $    3,090,414     $  8,000,987
     Cash paid to suppliers and employees        (2,923,575)      (7,291,638)
     Interest received                               47,018            2,785
     Interest paid                                  (12,422)         (13,983)
                                                -----------       ------------
       Net cash provided by operating
         activities                                 201,435          698,151
                                                -----------       ------------
Cash flows from investing activities
    Loans and advances                               11,306           (9,097)
    Acquisition of furniture and equipment         (444,967)         (31,074)
    Increase in capitalized software             (1,689,283                0
                                                ------------       -----------
       Net cash used in investing activities     (2,122,944)         (40,171)
                                                ------------       -----------
Cash flows from financing activities
    Net borrowing (payments) under bank
       revolving line of credit                           0         (500,000)
    Principal payments on debt and capital
       leases                                       (11,303)          (9,875)
    (Repurchase) of common stock                          0          (36,750)
    Proceeds from private placement               5,000,000                0
    Goodwill associated with purchase of
       a business                                         0          (99,606)
    Stock issued in purchase of a business                0           25,000
    Proceeds from exercise of incentive
       stock options                                227,417                0
                                                -----------         -----------
       Net cash provided (used) by
           financing activities                   5,216,114         (621,231)
                                                -----------         -----------
Net increase in cash and cash equivalents         3,294,605           36,749

Cash and cash equivalents at beginning
   of the period                                    323,886           57,016
                                                -----------          ----------
Cash and cash equivalents at end of the
   period                                    $    3,618,491     $     93,765
                                                ===========        ============

Reconciliation of net income to cash provided by operating activities

Net (loss) income                                 $(252,218)      $   54,661

Adjustments to reconcile net (loss) income
to net cash provided by operating activities
   Depreciation and amortization                    144,562           77,610
   Changes in operating assets and liabilities
     Accounts receivable                           (259,575)         874,219
     Other receivables and prepaid expenses          10,035         (483,406)
     Accounts payable and accrued expenses          713,992          151,820
     Deferred rent                                     (852)          (5,112)
     Income tax receivable liability               (154,509)          28,359
                                                  -----------       -----------
Net cash provided by operating activities         $ 201,435       $  698,151
                                                  ===========       ===========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                       For the three months ended June 30,
                                       -----------------------------------

                                                1997            1996
                                             -----------     -----------
Sales
    Professional fees                       $ 1,669,134      $ 2,946,788
    Software sales                              128,812          100,456
                                             -----------     -----------
           Total sales                        1,787,946        3,047,244
                                             -----------     -----------

Cost of sales
     Cost of professional fees                 1,218,601       2,321,967
     Cost of software sales                      121,281          80,490
                                              ----------      -----------
           Total cost of sales                 1,339,882       2,402,457
                                            ------------      -----------

Gross profit                                     448,064         644,787

Selling, general and administrative expenses     597,098         715,660
                                            ------------      ----------
Loss from operations                            (149,034)        (70,873)

Other income and expenses
     Interest income                              46,149           2,184
     Interest expense                             (6,479)         (5,880)
                                                ----------      ---------

Loss before provision for income taxes          (109,364)        (74,569)

Benefit for income taxes                         (41,529)        (28,565)
                                                ------------  -----------

Net loss                                       $ (67,835)      $ (46,004)
                                                ===========   ===========



Net income per common and common
    equivalent share                              ($0.01)         ($0.10)

Weighted average common and common
    equivalent shares outstanding              6,245,159         461,353

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the six months ended June 30,
                                       ---------------------------------
                                          1997                   1996
                                          ----                   ----
Sales
    Professional fees                $  3,157,404          $  6,999,875
    Software sales                        192,585               128,893
                                     ------------          -------------
       Total sales                      3,349,989             7,126,768
                                     ------------          -------------
Cost of sales
    Cost of professional fees           2,419,108             5,633,024
    Cost of software sales                172,144               102,088
                                     ------------          -------------
       Total cost of sales              2,591,252             5,735,112
                                     ------------          -------------
Gross profit                              758,737             1,391,656

Selling, general and administrative
    expenses                            1,200,060             1,297,438
                                     ------------           ------------

(Loss) income from operations            (441,323)               94,218

Other income and (expenses)
    Interest income                        47,018                 2,785
    Interest expense                      (12,422)              (13,983)
                                     -------------           ------------

(Loss) income before provision for       (406,727)               83,020
    income taxes
(Benefit) expenses for income taxes      (154,509)               28,359
                                     -------------           ------------
Net (loss) income                   $    (252,218)         $     54,661
                                     =============           ============


(Loss) income per common and
    common equivalent share                ($0.04)                $0.12

Weighted average common and common
    equivalent shares outstanding       6,177,715               464,499

                               INDEX TO EXHIBITS



Exhibit No.                       Description

27.1                              Financial Data Schedule