Form 10QSB/A
period 1997-03-31
INFORMATION ANALYSIS INC
filed 1997-08-01
CIK 803578

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




                                        Information Analysis Incorporated
                                        (Registrant)


                                        By:
                                           ---------------------------------
                                           Sandor Rosenberg, Chief Executive
                                             Officer

                                        Date: July 31, 1997


                                        By:
                                           ---------------------------------
                                           Richard S. DeRose, Executive Vice
                                             President and Treasurer

                                        Date: July 31, 1997

                               INDEX TO EXHIBITS

Exhibit No.                        Description

4.2                                Software License Agreement dated
                                   March 24, 1997 between the
                                   Registrant and Computer Associates
                                   International, Inc. (Confidential Treat-ment Requested)