Form 10QSB
period 1997-09-30
INFORMATION ANALYSIS INC
filed 1997-11-10
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                              COMMISSION
 SEPTEMBER 30, 1997                                            FILE NO. 33-9390
 ------------------                                            ----------------

                        INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

 VIRGINIA                                                        54-1167364
 --------                                                        ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

11240 WAPLES MILL ROAD, #400
FAIRFAX, VA                                                         22030
-----------                                                         -----
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number,
including area code)                                           (703) 383-3000
                                                               --------------

2222 GALLOWS ROAD, #300
DUNN LORING, VA                                                     22027
---------------                                                     -----
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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

         Common Stock, par value $.01, 5,990,819 shares

         Transitional small business disclosure format.

                   Yes                            No     x
                         -----                         -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The interim financial statements are furnished without audit; however, they reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the financial position and results of operations for the nine months ended September 30, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual report for the year ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of basic earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION.

         The quarterly and annual operating results for Information Analysis Incorporated ("IAI" or the "Company") are affected by a wide variety of factors that could materially and adversely affect revenue and profitability including transitioning from primarily a services orientation to a product focus; the timing of customer orders for the Company's new products; introduction of new products; market acceptance of the Company's new products and its competitors' products; and the maturation of the market for the Company's products. As a result of these factors, among others, IAI may experience material fluctuations in operating results which, in turn, could adversely affect its business, financial condition and stock prices.

         This quarterly report contains certain forward-looking statements and information relating to IAI that are based on the beliefs of management and assumptions made by and information currently available to management. When used in this report, the words "believe", "anticipate", "expect," and words or phrases of similar import, as they relate to IAI, its subsidiaries or its management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, product introductions and acceptance, changes in industry practices, and one-time events. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. IAI does not intend to update these forward-looking statements.

Results of Operations
---------------------

During 1997 the Company began to devote substantial resources towards the business surrounding UNICAST(TM), the Company's Year 2000 remediation tool. UNICAST is an acronym for Universal Computer Aided Software Translator. These efforts included integrating UNICAST with other Year 2000 products, expanding technical support capability and increasing sales, marketing and licensing efforts. In the third quarter, IAI has made a significant investment in a management team and infrastructure to support future commercial product revenue growth.

The results for the first nine months of 1997 reflect a minimal amount of Year 2000 based revenue. The Company is optimistic about the prospects for its UNICAST product line, but no assurances can be provided that the Year 2000 segment of the Company's business will prove successful.

The revenues of IAI generated in the third quarter of 1997 decreased by $740,351, or by 29.0%, to $1,816,423 from $2,556,774 for the third quarter of
1997. This reduction was primarily due to a decrease in revenue from the Company's contract with the U.S. Customs Service ("USCS") and reflects managements' decision to focus more efforts towards building its UNICAST product line. The USCS contract generated $71,110 of revenue in the third quarter of 1997, compared with $1,111,774 during the third quarter of 1996. Except for modest extensions of certain tasks performed in a subcontractor capacity to USCS, the Company's principal contract with USCS was completed on September 30, 1996. In the third quarter of 1997, the Company incurred a $404,485 net loss, as compared to a net loss of $12,219 in the third quarter of 1996.

In the third quarter of 1997, the Company's gross profit percentage improved to 24.6%, compared to 23.1% during the third quarter of 1996. The reduction in services for the USCS substantially contributed to this improvement since the profit margins on USCS services were generally less in comparison to the margins achieved from other operations of the Company. Selling, general, and administrative expenses as a percentage of revenue increased to 63.2% during the third quarter of 1997, from 23.4% in the third quarter of 1996. This increase reflects the lower revenue base and the additional transition expenses the Company incurred in repositioning its business to a product orientation.

The Company's gross profit percentage increased by 2.8% from 20.5% during the first nine months of 1996 to 23.3% during the first nine months of 1997. This was primarily the result of the reduction in services provided to the USCS from which lower profit margins were being achieved. Selling, general and administrative expenses as a percentage of revenue increased to 45.4% during the first nine months of 1997, compared to 19.6% during the first nine months of 1996. This increase was due to the Company's lower revenue base and its investment in its commercial product line. Interest expense decreased slightly by $6,255 during the first nine months of 1997, as compared to the first nine months of 1996. Interest income increased to $103,631 in the first nine months of 1997, from $9,944 for the first nine months of 1996. This increase was a result of raising $5 Million in funds from a private placement in the first quarter 1997. Net income declined to a $656,703 loss during the first nine months of 1997, as compared to a net income of $42,442 during the first nine months of 1996. The Company also capitalized $1,220,958 of development expenses in the third quarter for certain UNICAST enhancements.

Liquidity and Capital Resources
-------------------------------

Since transitioning to primarily a product orientation as opposed to its traditional services focus, the Company has principally relied upon the proceeds from its private placement completed in the first quarter, along with current collections from service engagements. The Company also maintains a $1.5 million line of credit for working capital, which expires in June, 1998. As of September 30, 1997, the Company's cash and cash equivalents totaled $1,498,317, compared to $35,764 at September 30, 1996. The outstanding balance on the line of credit as of September 30, 1997 was $0.

The Company intends to meet its long term working capital needs from the revenues which it anticipates it will earn from UNICAST, including license fees, maintenance fees and Year 2000 engagements. Because IAI cannot predict with reasonable certainty when Year 2000 revenue will materialize for it and other companies similarly situated, the Company anticipates that it will require an infusion of additional capital to continue to operate at the same staffing levels it employed as of the end of the third quarter and the additional staffing levels it will require to meet the demands the company expects it will contront for Year 2000 engagements. As of September 30, 1997, the Company had initiated preliminary discussions with third parties towards raising this additional capital by the end of the year. The Company believes that capital will be available to it upon acceptable terms, but no assurances can be provided in this regard.

The Company has no material commitments for capital expenditures.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In July, Brendan J. Dawson, a Director of the Company, was appointed as President and Chief Operating Officer. Prior to joining the Company, Mr Dawson had been CEO and president of MAXM Systems Corporation, a privately held software and services company which specialized in providing integrated operations management solutions. Mr Dawson had earlier served as Executive Vice President and COO at Legent Corporation.

In August 1997, Information Analysis appointed Mr. Kevin Coyne as Senior Vice President to oversee development and support of its product line. Mr. Coyne, formerly Vice President at Computer Associates, had responsibility for its Discovery 2000 family of products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No reports on Form 8-K were filed for the quarter for which this report is filed

(b) See the Index to Exhibits attached hereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Information Analysis Incorporated
---------------------------------
(Registrant)

Date: November 7, 1997                 By: /s/ Sandor Rosenberg
      ----------------                     --------------------
                                           Sandor Rosenberg, Chairman of the
                                           Board and President

                                       By: /s/ Richard S. DeRose
                                           ---------------------
                                           Richard S. DeRose, Executive Vice
                                           President and Treasurer

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               September 30, 1997

                                     ASSETS

                                                     As Of         As Of
                                                    9/30/97       12/31/96
                                                  -----------    ----------
Current assets
     Cash and cash equivalents                     $1,498,317    $  323,886
     Accounts receivable                            1,537,129     1,355,284
     Employee advances                                 85,040        34,323
     Income taxes receivable                          603,970       201,554
     Deferred income taxes                             98,662        98,662
     Prepaid expenses                                 184,313       104,554
     Other receivables                                102,034       192,686
                                                   ----------    ----------

         Total current assets                       4,109,465     2,310,949

Fixed assets
     At cost, net of accumulated depreciation
     and amortization of $1,369,037                   682,682       241,311

Equipment under capital leases
     Net of accumulated amortization of $73,648        56,354        49,768

Capitalized software                                3,097,205       186,964
Investments                                            10,000        10,000
Goodwill                                               26,976        70,554
Other receivables                                     226,042       226,694
Other assets                                           24,980        24,980
                                                   ----------    ----------

Total assets                                       $8,233,704    $3,121,220
                                                   ==========    ==========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                    As Of           As Of
                                                   9/30/97        12/31/96
                                                -------------   ------------
Current liabilities
     Accounts payable                             $   618,474    $   413,942
     Accrued payroll                                  503,562        262,754
     Other accrued liabilities                         93,374         58,896
     Current portion of long-term debt                 37,045        120,300
     Current maturities of capital
         lease obligations                             18,229         18,229
     Deferred rent                                          0            852
                                                  -----------    -----------

         Total current liabilities                  1,270,684        874,973

Long-term debt                                         90,380         90,380
Capital lease obligations,  net of
     current portion                                   25,244         41,334
Deferred income taxes                                  27,020         27,020
                                                  -----------    -----------

         Total liabilities                          1,413,328      1,033,707
                                                  -----------    -----------

Common stock, par value $0.01
     15,000,000 shares authorized;7,495,430
     shares issued; 5,990,819 outstanding              74,954          6,772
Paid in capital in excess of par value              6,460,623      1,139,240
Retained earnings                                   1,139,112      1,795,814
Less treasury stock; 1,504,611 shares at cost        (854,313)      (854,313)
                                                  -----------    -----------

         Total stockholders' equity                 6,820,376      2,087,513
                                                  -----------    -----------

Total liabilities and stockholders' equity        $ 8,233,704    $ 3,121,220
                                                  ===========    ===========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the nine months ended
                                                        September 30,
                                                ---------------------------
                                                    1997            1996
                                                -----------     -----------
Sales
     Professional fees                          $ 4,800,563     $ 9,343,616
     Software sales                                 365,849         339,926
                                                -----------     -----------
          Total sales                             5,166,412       9,683,542
                                                -----------     -----------

Cost of sales
     Cost of professional fees                    3,636,708       7,409,611
     Cost of software sales                         324,338         292,717
                                                -----------     -----------
          Total cost of sales                     3,961,046       7,702,328
                                                -----------     -----------

Gross profit                                      1,205,366       1,981,214

Selling, general and administrative expenses      2,347,383       1,895,716
                                                -----------     -----------

(Loss) income from operations                    (1,142,017)         85,498

Other income and (expenses)
     Interest income                                103,631           9,944
     Interest expense                               (20,733)        (26,988)
                                                -----------     -----------

(Loss) income before provision for income        (1,059,119)         68,454
        taxes
(Benefit) expenses for income taxes                (402,416)         26,012
                                                -----------     -----------

Net (loss) income                               $  (656,703)    $    42,442
                                                ===========     ===========

(Loss) income per common and common
     equivalent share                                ($0.11)          $0.01

Weighted average common and common
     equivalent shares outstanding *              6,243,887       4,172,706


* Dilutive effects of Common Stock equivalents were immaterial

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the three months ended
                                                        September 30,
                                                 ---------------------------
                                                     1997            1996
                                                 -----------     -----------
Sales
     Professional fees                           $ 1,643,159     $ 2,343,741
     Software sales                                  173,264         213,033
                                                 -----------     -----------
          Total sales                              1,816,423       2,556,774
                                                 -----------     -----------

Cost of sales
     Cost of professional fees                     1,217,600       1,776,587
     Cost of software sales                          152,194         190,629
                                                 -----------     -----------
          Total cost of sales                      1,369,794       1,967,216
                                                 -----------     -----------

Gross profit                                         446,629         589,558

Selling, general and administrative expenses       1,147,323         598,278
                                                 -----------     -----------

(Loss) income from operations                       (700,694)         (8,720)

Other income and (expenses)
     Interest income                                  56,613           7,159
     Interest expense                                 (8,311)        (13,005)
                                                 -----------     -----------

(Loss) income before provision for income           (652,392)        (14,566)
        taxes
(Benefit) expenses for income taxes                 (247,907)         (2,347)
                                                 -----------     -----------

Net (loss) income                                $  (404,485)    $   (12,219)
                                                 ===========     ===========


(Loss) income per common and common
     equivalent share                                  (0.06)          (0.00)

Weighted average common and common
     equivalent shares outstanding *               6,376,232       4,172,049

* Dilutive effects of Common Stock equivalents were immaterial

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
                                                                             1997            1996
                                                                        -------------   -------------
Cash flows from operating activities
      Cash received from customers                                      $  4,985,215    $ 10,746,126
      Cash paid to suppliers and employees                                (5,669,600)     (9,927,705)
      Interest received                                                      103,631           9,944
      Interest paid                                                          (20,733)        (26,988)
                                                                        ------------    ------------
         Net cash (used) provided  by operating activities                  (601,487)        801,377
                                                                        ------------    ------------

Cash flows from investing activities
      Loans and advances                                                     (50,717)       (109,449)
      Acquisition of furniture and equipment                                (636,603)       (110,310)
      Increase in capitalized software                                    (2,910,241)              0
                                                                        ------------    ------------
         Net cash used in investing activities                            (3,597,561)       (219,759)
                                                                        ------------    ------------

Cash flows from financing activities
      Net borrowing (payments) under bank revolving
          line of credit                                                           0        (475,000)
      Principal payments on debt and capital leases                          (16,090)        (14,540)
      (Repurchase) of common stock                                                 0         (53,250)
      Proceeds from private placement                                      5,000,000               0
      Goodwill associated with purchase of a business                              0         (85,080)
      Stock issued in purchase of a business                                       0          25,000
      Proceeds from exercise of incentive stock options                      389,569               0
                                                                        ------------    ------------
         Net cash provided (used)  by financing activities                 5,373,479        (602,870)
                                                                        ------------    ------------

Net increase in cash and cash equivalents                                  1,174,431         (21,252)

Cash and cash equivalents at beginning of the period                         323,886          57,016

                                                                        ------------    ------------
Cash and cash equivalents at end of the period                          $  1,498,317    $     35,764
                                                                        ============    ============


Reconciliation of net income to cash provided by operating activities

Net (loss) income                                                       $   (656,703)   $     42,442

Adjustments to reconcile net (loss) income to
net cash provided by operating activities
      Depreciation and amortization                                          232,224         119,102
      Changes in operating assets and liabilities
          Accounts receivable                                               (181,197)      1,062,584
          Other receivables and prepaid expenses                              10,893         (29,312)
          Accounts payable and accrued expenses                              396,564        (411,783)
          Deferred rent                                                         (852)         (7,668)
          Income tax receivable liability                                   (402,416)         26,012

                                                                        ------------    ------------
Net cash (used) provided  by operating activities                       $   (601,487)   $    801,377
                                                                        ============    ============

                                                               INDEX TO EXHIBITS

EXHIBIT NO.                                                       DESCRIPTION

10.1                Employment Contract for Brendan J. Dawson
27.1                Financial Data Schedule