Form 10KSB
period 1997-12-31
INFORMATION ANALYSIS INC
filed 1998-03-31
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          Commission File No. 0-22405

                       INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

           Virginia                                              54-1167364
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

           11240 Waples Mill Road, Suite 400 Fairfax, Virginia 22030
            (Address of principal executive offices)      (Zip Code)

                                 (703) 383-3000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [x]    No

The issuer's revenue for its most recent fiscal year was $8,080,549.

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 1997 was approximately $53,183,466.

As of December 31, 1997 the Registrant had 5,993,819 shares of Common Stock outstanding.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS DESCRIPTION

OVERVIEW

         Founded in 1979, Information Analysis Incorporated ("IAI" or "the Company") is in the business of modernizing client information systems. Since its inception, IAI has performed software development and conversion projects for over 70 commercial and government clients including Arbitron, MCI, Computer Sciences Corporation, IBM, Sprint, Citibank, U.S. Customs Service, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration and the Federal Deposit Insurance Corporation.

         Today, IAI primarily concentrates on applying its technology, services and experience to Year 2000 compliance and legacy software migration.

         IAI's Year 2000 compliance and software migration strategy is based around a proprietary software tool called UNICAST. IAI acquired the rights to UNICAST in 1996. Originally, the product was viewed as an automation tool to aid the migration from older computer languages and systems to newer ones; an ability consistent with the Company's historic scope of services. Over time, IAI recognized UNICAST's broader functionality for reengineering software lacking the capacity to distinguish years subsequent to 1999 as the year 2000 and beyond. During the past two years, IAI has actively worked to develop a family of specialized products based on UNICAST.

         Today, UNICAST provides IAI opportunities in two areas:

1. UNICAST can generate license fees from systems integrators or end users that use the product to automate the correction of date impacts ("remediation") either on site or in large volume production environments ("solution factories").

2. UNICAST facilitates the Company's ability to provide systems modernization services to companies that seek to migrate from mainframe legacy systems to modern environments, including languages; data bases; and mainframe, midrange, and client-server platforms. The Company believes that UNICAST provides the opportunity to grow and expand its product and services revenue base beyond the Year 2000.

THE "YEAR 2000 PROBLEM"

         The Year 2000 challenge refers to the problem inherent in existing software applications whereby a two-digit date representation has been used to depict the year with the century component fixed as "19". This means that many computer systems will not recognize or be able to process transactions in which reference to years after 1999 is required. The origin of this problem relates to evolution of computer systems in the 1960's and 1970's, when computer memory and storage capacity were expensive and scarce. To save memory, programmers abbreviated dates in their programs referring to years with two digits as opposed to four digits. The end result of this approach means that many computer applications will fail to correctly identify, manipulate or calculate date-related values outside of the 1900-1999 date range.

         As the Year 2000 and the threat of enterprise-wide information systems failure draws closer, many organizations are beginning to assess, remediate and test date impacts in virtually every line of computer code. Some sources have estimated the cost of achieving Year 2000 compliance at between $300 billion and $600 billion. These same sources also estimate that fewer than 50% of all organizations will achieve Year 2000 compliance before January 1, 2000.

         The technical resources available to address these needs are expected to become severely constrained over the next years, and the demand and prices for automated tools and services are expected to increase significantly. In many cases, organizations lacking internal technical and computing resources will outsource the process of achieving Year 2000 compliance to service providers that utilize an integrated suite of automated tools in solution factories. Information technology budgets are being reallocated from ongoing projects to meet the needs of the Year 2000 project work, and organizations are actively exploring opportunities to modernize their systems as part of the process.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

The Company believes the market requires value-added tools which are powerful, accurate, automated, high-capacity, and state of the art. IAI places UNICAST in this category of tools.

THE MARKET POTENTIAL FOR YEAR 2000 COMPLIANCE

         Current estimates for the full-cycle cost to achieve Year 2000 compliance vary considerably from $1.75 to $10.00 per line of code, depending upon the complexity of the code, date intensity, language, database, platform and operating environment. Until a larger body of organizations have completed their Year 2000 efforts, all cost estimates will be difficult to verify. What is relatively certain is that costs should increase as the Year 2000 approaches and available resources are in greatest demand. Relatively obscure languages (e.g., Jovial and TAL) and most fourth generation language environments (e.g., CA-ADS, CA-IDEAL and CA-Easytrieve) are expected to cost significantly more to date-correct than the larger legacy environments (e.g., COBOL, PL1, RPG) for which there exist a significant number of technically qualified software engineers.

         Many organizations have adopted or will be adopting a general four-phase methodology under which they are implementing their Year 2000 change process:

         Phase 1 - Assessment (10% of the full-cycle cost): An in-depth assessment is first required to define the size and nature of the portfolio and the appropriate alternative remediation strategies. This information will also be used to refine estimates of the capital and technical resources required as part of the planning phase.

         Phase 2 - Planning (15% of the full-cycle cost): The planning process is an essential, ongoing activity which integrates the project management activities to ensure project success with an efficient use of resources.

         Phase 3 - Remediation (25% of the full-cycle cost): The remediation phase encompasses the automated/ manual conversion of software code to process with four digit dates. This is the phase which makes the fullest use of UNICAST.

         Phase 4 - Testing & Integration (50% of the full-cycle cost): The testing and integration phase is the most labor intensive and least conducive to automation.

         IAI targets two market segments:

      o First, the Company has identified the CA-ADS, CA-IDEAL, CA-Easytrieve and the related COBOL (IDMS and DATACOM) language environments as its primary Year 2000 target market segments for which it will provide remediation tools. The estimated market for the Year 2000 remediation phase for the Company's target language environments is substantial and could exceed 20 billion lines of code. Capturing a small percentage of this market could significantly increase the Company's revenues.

         These languages are a subset of a much larger universe of legacy code, which includes IBM COBOL and UNISYS COBOL. While UNICAST has the ability to remediate these languages as well, the Company sees such languages, and especially IBM COBOL, as secondary markets and IAI does not intend to devote substantial resources to pursuing opportunities in the IBM COBOL market. The Company believes that many companies have developed automated or semi-automated tools to remediate IBM COBOL, and that such products are likely to be differentiated principally by price.

      o Second, the Company provides professional services to assist organizations with the full range of resources to achieve Year 2000 compliance. IAI is prepared to provide turn-key compliance or assistance with any of the stages enumerated above. To this end, IAI has established its own "solutions factory."

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

OFF-SITE AND IN-HOUSE SOLUTION FACTORIES

         The system and staffing requirements necessary to assess, remedy, and test software for Year 2000 compliance has led to the development of solutions factories. A solution factory is a state-of-the-art, large-volume production environment specifically dedicated to the year 2000 marketplace, and staffed by experts in conversion technologies, or by technicians trained by experts.

         Two models of this process-driven, centralized factory environment are quickly evolving: off-site factories and in-house factories. The former provides fully integrated end-to-end Year 2000 solutions off-site, using staff resources external to the client organization. For organizations addressing Year 2000 remediation internally, a preferred solution is the in-house factory, which is designed to be client-specific and carries with it training software and environment-specific user documentation.

         The Company offers UNICAST as the key component of its solutions factory to remediate software. IAI has established a solutions factory in Fairfax, Virginia as an external, outsourced alternative for organizations requiring Year 2000 services. Referrals to this solutions factory primarily come from the Company's own sales and marketing organization, and from leads supplied by Computer Associates International, Inc. ("CA").

THE UNICAST PRODUCT LINE

         UNICAST is a product line designed around a mature, core technology. To meet the need for automated Year 2000 remediation and software migration products, IAI plans to introduce new component products to the UNICAST family. These products will evolve through various stages of development, testing, and production in IAI's in-house solution factory.

         Through the middle of March 1998, IAI has completed one product and has several others under development. Through IAI's alliance with CA (see "Relationship with CA"), the Company has developed and introduced UNICAST/2000 for CA-ADS, (released for commercial use in February 1998). Next in line for release is UNICAST/2000 for CA-IDMS COBOL (available for use by IAI's authorized partners in March 1998). Still under development are UNICAST/2000 for CA-Easytrieve (currently planned for pre-release testing by interested organizations in late March 1998) and UNICAST/2000 for CA-IDEAL (release date not yet set), among other products. The Company has also developed UNICAST/2000 for COBOL, which is used by IAI in its own solution factory but is not yet available commercially.

         UNICAST is a flexible and powerful product line, principally built around mainframe computing environments, but also available for PC environments (UNICAST/2000 for COBOL). UNICAST includes an integrated set of advanced tools that can automate, in many environments, up to 95% of Year 2000 date remediation or system modernization efforts. UNICAST can convert programming languages, data management software, job control languages, and user interface programs at the source code level. It uses several approaches to Year 2000 date remediation, including date expansion, windowing, and compression. UNICAST is particularly valuable for environments in which organizations are forced to migrate their systems to a more contemporary language, database, or platform while they are remediating their systems environment.

         IAI is also developing a PC version of UNICAST called UNICAST/2000-PC. This product will be most useful for various types of UNISYS and IBM COBOL processing environments. UNICAST/2000-PC is intended to integrate impact assessment and remediation into one, portable product. A date for its release has not yet been set.

         IAI has designed the UNICAST/2000 family to have the following features:

      o translate from one operating system to another, such as from a closed mainframe environment to an open UNIX environment;

      o translate from a programming language that no longer meets an organization's needs to a more modern language or newer version of a current language;

      o alter a database management system into a more versatile and useful system without losing any of the valuable data stored in the database system;

      o alter a teleprocessing monitor environment into a newer, more supportable environment; and

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

      o perform any combination of the above options while providing management with the flexibility to manage the risk inherent in all conversions.

         Using UNICAST, companies can undertake a varied approach towards Year 2000 compliance coupled with migration, allowing Year 2000 date remediation without further reengineering. Alternatively, a two step strategy of remediating Year 2000 impacts can occur followed by a later full translation of the Year 2000-compliant software applications to a new language, database or platform of choice.

RELATIONSHIP WITH CA

         In March 1997, IAI entered into an international marketing agreement with CA. Under this agreement, IAI has developed and will support versions of UNICAST/2000 to remediate CA-ADS, CA-IDMS COBOL, CA-IDEAL and CA-Easytrieve language environments. CA, in turn, has made UNICAST part of its Discovery 2000 suite of products for Year 2000 compliance. Discovery 2000 includes modules for impact assessment, project management, configuration management and product testing.

         By virtue of this agreement, the Company gains the benefits of CA's dedicated sales force marketing UNICAST/2000 as an integrated part of CA's Discovery 2000 suite. UNICAST is used exclusively in Discovery 2000 for remediation of CA-ADS, CA-IDMS COBOL, CA-IDEAL, and CA-Easytrieve. CA and IAI have no agreement covering the use of UNICAST for remediation of IBM COBOL.

         IAI's relationship with CA has inherent advantages. As a world leader in mission-critical business software, CA develops, licenses and supports more than 500 integrated products. These products include enterprise computing and information management, application development, manufacturing and financial applications. CA has nearly 10,000 people in 160 offices in 40 countries and approximate revenue of $4 billion in fiscal year 1997. IAI believes CA can provide substantial exposure for UNICAST.

         The Company estimates that CA-ADS, CA-IDEAL and CA-Easytrieve comprise approximately 20 billion lines of code which must be made Year 2000 compliant. In entering into the agreement with CA, the Company's goal is to utilize CA's marketing force to capture a material part of that market.

         Under IAI's agreement with CA, CA shares in the licensing revenue IAI generates from remediation of CA products irrespective of the source of remediation. The Company believes UNICAST facilitates CA's ability to sell other CA products and upgrades as part of the remediation process; and UNICAST facilitates CA's ability to retain licensing revenues from these environments because CA users may be less inclined to migrate to other environments.

IAI PROFESSIONAL SERVICES

         Over the past several years, the Company's professional services experience has become broad-based, involving many hardware and software platforms and many government and business classifications. Today, IAI has the capabilities to customize systems, interface systems, create new systems, and provide project management skills in most environments. Notwithstanding its commitment to UNICAST, IAI will also continue to devote resources to non-UNICAST activities, although UNICAST provides IAI with a unique opportunity to expand its professional services base.

         Year 2000 engagements offer professional services opportunities beyond those associated with date remediation. Assessment, planning, and testing must all be accomplished and integrated with the remediation phase. IAI's technical staff possesses the requisite experience in legacy languages, databases, and multiple platforms so as to offer clients the capacity to assume full responsibility for an entire Year 2000 compliance engagement.

         To undertake the four phases of Year 2000 compliance, IAI has established its own solutions factory. At this factory, located in Fairfax, Virginia, the Company is able to remediate code for clients including those referred to the Company by CA or sold directly by IAI's own sales staff. The solutions factory also allows IAI to de-bug new products and to observe in operation the tools the Company has developed. The Company anticipates that operating an in-house solutions factory should also be a significant contributor to revenue and profits in 1998.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

         Up to and beyond the Year 2000, IAI's traditional professional services practices will continue to include:

      o  transition engineering
      o software development including artificial intelligence and expert systems
      o  feasibility and requirements analysis
      o  systems planning analysis and design
      o  data base design and management
      o  project management

         IAI has historically provided or is currently providing consulting services to a diverse base of enterprises. Through its consulting staff, IAI expects to maintain proficiency in multiple computer languages, databases, hardware and software products, and with developing and implementing software applications in both local area network and mainframe computer systems.

MARKETING AND SALES

         IAI's current strategy has four components, each of which is intended to help grow the Company's revenue and income base:

      o Leverage the Company's association with CA to make UNICAST the de-facto standard for date remediation for those languages for which IAI has optimized the product. Continually educate CA's sales organization to understand the efficacy of UNICAST. See "Relationship with CA."

      o Create versions of UNICAST that address other difficult-to-remediate languages such as UNISYS COBOL and work with organizations that service users of those languages.

      o Offer factory services to organizations requiring either date remediation or end-to-end Year 2000 compliance. Use those Year 2000 assignments to establish relationships that will form the basis of migration and modernization assignments beyond 2000. See "IAI Professional Services," and "Post Year 2000 Strategy."

      o Capture additional sales by gaining acceptance of UNICAST as a leading date-remediation tool for difficult-to-solve Year 2000 compliance problems among large systems integrators. The Company believes many integrators will seek Year 2000 engagements from their respective client bases. Many of the integrators are planning to implement large scale external solutions factories so that their current clients and new business sources can achieve Year 2000 compliance on an outsourced basis. By extending licenses to these integrators, IAI gains direct access to their clients and, as with CA, will allow IAI to utilize their respective sales and marketing forces. To this end, the Company is seeking to form teaming agreements with such systems integrators. At present, IAI's partners include CACI International, Inc., ManTech Services, Inc., and Pinkerton Computer Consultants, Inc.

         In pursuing this strategy, IAI recognizes that it is focusing its efforts on specialty languages and environments, rather than on the broadest user base; that of IBM COBOL. IAI believes that because many competitors in the Year 2000 arena will concentrate their effort on IBM COBOL, competition is likely to be greater and margins commensurately lower. IAI believes the narrower market segments it is pursuing will provide the Company with higher profit margins than available in the larger market segments.

POST YEAR 2000 STRATEGY

         IAI anticipates that many organizations, after addressing the Year 2000 problem, will be compelled to modernize their legacy code to contemporary languages and computer platforms. The lack of programming resources to maintain older languages such as PL1, COBOL, Natural, and TAL and the accelerating obsolescence of Unisys, Honeywell, and Dec VAX mainframe platforms, will force these organizations to migrate their systems. In many cases, designing and developing new application systems is impractical due to the long lead time required to design, code, and test. IAI believes that automated conversions, using tools such as UNICAST, offer the fastest, least expensive and least intrusive solution to migrate older systems to newer platforms and languages.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

         IAI has gained a degree of expertise in the modernization of legacy systems and utilization of automated tools to accomplish such conversions in a cost-effective manner. IAI has focused its efforts on developing its UNICAST conversion tool as a superior method of modernizing obsolete code and migrating applications to newer platforms. The UNICAST tool has been successfully used as a conversion tool for over 15 years and can process a comprehensive range of older programming and data base management languages. Many of the applications that will be remediated for Year 2000 by UNICAST will have been calibrated during the process and will be excellent candidates for platform and language migration. Certain current IAI clients have expressed a desire to migrate after 2000.

         During the next two years IAI will prepare for the post-2000 era by targeting those clients most likely to require migration. As an example, certain clients have expressed an interest in migrating to an ORACLE database language and a UNIX platform from the Unisys mainframe and DMS1100 database language. IAI has developed a relationship with ORACLE and Hewlett Packard ("HP"), the companies owning those target environments. This has resulted in these companies bringing potential clients to IAI and working closely with the IAI staff. One current client is the U.S. Air Force Standard Materiel Operating System at Gunter AFB which intends to migrate from UNISYS mainframes to HP's platform. This agency has over 50 million lines of Unisys COBOL code. Future targets for UNISYS conversions by IAI could include large financial institutions and government agencies that have many millions of lines of legacy code on these platforms.

         Certain organizations estimate that there is a total market of over 50 billion lines of legacy code that potentially can be modernized by conversion or reengineering between 2000 and 2005. The cost ranges for a conversion project are estimated at $.50 to $2.00 a line and can be accomplished in months, depending on complexity. Reengineering costs for the same project can typically range from $5.00 to $20.00 a line of code and could take years to complete. IAI believes its UNICAST tool is well-suited for such projects. If such migration and conversions were to include the use of UNICAST, IAI would rely on the solutions factories already in place for Year 2000 compliance. As the modernization process is very similar to that for Year 2000 remediation, solutions factories training and set-up costs would be minimal.

         The reputation that IAI hopes to gain through its Year 2000 engagements could serve as the basis for establishing the Company as a proven organization for conversion. If this strategy is successful, CA will have introduced IAI products to hundreds of large companies and governmental agencies, and its factory partners will have employed IAI's products for their clients.

         IAI believes UNICAST has sufficient flexibility to enable the Company to develop a large number of specialized-use products that facilitate specific conversion combinations. For instance, conversion from one database language to another (IMS to DB2) could be developed as a stand-alone tool. Such products could then be licensed to software development firms for their clients. Upgrades from one version of COBOL to another (VSE COBOL to CA-COBOL) can also be the basis for a product.

         Over the next several years, IAI's goal is to position itself as a company of choice to assist organizations in modernizing their legacy systems post 2000. The Company believes a significant backlog of modernization work will accumulate over the next two years as organizations freeze most software activity to address the Year 2000 issue. Once Year 2000 compliance is achieved, companies will confront their vulnerability to obsolete code and platforms.

COMPETITION

         The information technology service market is highly competitive. The Company anticipates a number of competitors for Year 2000 engagements. Some of these competitors include large accounting firms, systems consulting and implementation firms, application software firms, service groups, general management consulting firms and programming companies. Many of these competitors have significantly greater financial, technical and marketing resources than the Company and greater name recognition, as well. There can be no assurance that the Company can compete successfully with its competitors.

         IAI believes that UNICAST software provides advantages to users for achieving Year 2000 remediation versus competing products. For example, many product strategies rely on a literal string search assembly tool and a manual remediation implemented in a PC-based work bench environment. UNICAST, on the other hand, if used with or without these other strategies, is a mainframe- and PC-

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

based product line that can replace in most situations up to 95% of the manual remediation process automatically without manual intervention. Most of the competition resides in the manual remediation sector, including companies such as Viasoft, Microfocus, Compuware, and Peritus. Certain other companies purport to substantially automate the process. Most notably they are Alydaar, Crystal Systems Solutions, and Sapiens International. IAI believes that if the market discerns distinctions among remediation tool categories, users should migrate toward more automated solutions.

         The Company believes its relationship with CA provides IAI with a competitive distinction. UNICAST is the product line that the CA sales channel is marketing to address the billions of lines of CA-COBOL, CA-ADS, CA-IDEAL and CA-Easytrieve code that must be remediated. The CA sales channel currently includes approximately 3,000 people who maintain client relationships and CA software license agreements in most mainframe computing environment.

RISKS TO THE COMPANY'S BUSINESS

ATTRACTING AND RETAINING QUALIFIED PERSONNEL. The Company's historic business and the further development, support and marketing of UNICAST involve the delivery of quality services of a professional nature and are very labor-intensive. Qualified personnel in the information technology field are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be able to continue to attract and retain a sufficient number of qualified personnel in the future. The Company's inability to hire sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH. The success of UNICAST software could result in rapid revenue and employee growth for the Company, thereby placing significant demands upon the Company's management and other resources. To manage this growth effectively, the Company will be required to continue to develop and improve its operational, financial and other internal systems as well as its business development capabilities. The Company's inability to manage its growth and engagements effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL LIABILITY FOR CLAIMS. The Company is attempting to limit its exposure to users of UNICAST by not warranting the ability of the product to remedy all Year 2000 deficiencies inherent in a given system. Nevertheless, notwithstanding, the lack of any warranties, should UNICAST not perform as intended, the Company recognizes the potential that claims could be asserted against it. In addition, the Company will also attempt to limit its exposure for any consequential damages that any users of UNICAST claim they suffer as a result of the product not performing as users anticipate. No assurances can be given that the Company's efforts will be successful to limit or reduce the extent of its liability if UNICAST fails to achieve the level of remediation intended from its use.

RELIANCE UPON EXECUTIVE OFFICERS AND KEY EMPLOYEES. The success of the Company is highly dependent upon the efforts and abilities of its executive officers and key employees. The loss of the services of any of these executive officers and key employees for any reason could have a material adverse effect upon the Company. There can be no assurance that the Company will be able to attract additional key employees to replace any employees whose employment terminates.

VARIABILITY OF QUARTERLY OPERATING RESULTS. IAI is an emerging growth company in a rapidly changing market. The Company's revenue and earnings will be dependent upon the mix of software and professional services revenue, and the extent to which the Company derives income from sales to third parties of the UNICAST product by CA and other organizations. Revenue associated with the UNICAST software product could cause the Company's revenues and earnings to fluctuate in the future from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such engagements, the accuracy of estimates or resources required to complete ongoing engagements, the level at which UNICAST software is licensed and utilized by sublicensees and general economic conditions.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

Moreover, IAI's revenues are not distributed evenly across each quarter, and the Company may not know its final revenues and income until the conclusion of a quarter. Also, an interruption of IAI's CA relationship could have a significant impact on future operating results.

NEED FOR ADDITIONAL FINANCING. The Company has raised funding through two private placements in 1997 and 1998, and believes it has the financial resources to fund the Company's operating expenses and capital requirements surrounding UNICAST for most of 1998. Thereafter, the Company's continued operations will depend upon the availability of cash flow from operations, the Company's ability to raise additional funds through debt or equity financing, collaborative or other arrangements with corporate partners or from other sources. There can be no assurance that additional financing will be available, or if available, that it will be obtainable on acceptable terms, or if obtained, that such additional financing will not be dilutive to investors.

PATENTS AND PROPRIETARY RIGHTS

         The Company has made a significant investment in UNICAST/2000. The Company depends upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its methodologies, databases and software. The Company has not filed any patent applications covering its methodologies and software. The Company distributes UNICAST under agreements that grant customers non-exclusive licenses and contain terms and conditions restricting the disclosure and use of the Company's databases or software and prohibiting the unauthorized reproduction or transfer of its products. In addition, IAI attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants.

         The Company also seeks to protect the source code of UNICAST as trade secrets and under copyright law. The Company has copyright registrations for UNICAST, its user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data can be protected, the actual data are not, and others are free to create software performing the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly.

DEVELOPMENT COSTS

         IAI has incurred substantial development costs on its UNICAST product family. This development is conducted at IAI's facility in Fairfax, Virginia. In fiscal 1997, such expenditures were $4.2 million, $4.1 million of which was capitalized. The Company expects to begin amortizing its development costs as versions of UNICAST are released for general availability. There can be no assurance that the Company will realize the full benefit of these capitalized development costs, or that there will be sufficient demand for such products to offset the development costs.

KEY CUSTOMERS

         During fiscal 1996 and 1997, $9.6 million or 85.3%, and $5.5 million or 67.6%, respectively, of IAI's total sales were derived from contracts and subcontracts involving the U.S. Government and its agencies. Of those amounts, $6.7 million in 1996 and $1.2 million in 1997 were for work performed for the U.S. Customs Service. For fiscal 1996 and 1997, U.S. Government sales as a percentage of each segment of the Company's business were as follows:

                                                 Fiscal 1996    Fiscal 1997
                                                 -----------    -----------
         Products                                    75%           32%
         Professional Services                       86%           76%

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

BACKLOG

         As of December 31, 1997, the Company estimated its backlog at approximately $5.8 million. Of the entire backlog, the Company believes approximately 95% will be completed by December 31, 1998. This backlog consists of outstanding contracts and general commitments from current clients. The


Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

EMPLOYEES

         As of December 31, 1997, the Company employed 125 full-time and part-time individuals. In addition, the Company maintained independent contractor relationships with 31 individuals for computer services. Approximately 90% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

ITEM 2.  PROPERTIES

         Through the end of 1997, the Company's offices were located at 11240 Waples Mill Road, Suite 400, Fairfax, VA. 22030. IAI holds a lease for 18,280 square feet. This lease expires on February 28, 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material legal proceedings against it at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (symbol: IAIC) was traded on the NASDAQ Small Cap Market from September 8, 1997 to December 31, 1997; and over the counter prior to September 8, 1997. The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the Common Stock, as reported:

                 Fiscal Year Ended December 31, 1996             Fiscal Year Ended December 31, 1997
             --------------------------------------------    --------------------------------------------
                             Quarter Ended:                                  Quarter Ended:
             3/31/96     6/30/96     9/30/96     12/31/96    3/31/97     6/30/97     9/30/97     12/31/97
             -------     -------     -------     --------    -------     -------     -------     --------
High         $0.44       $0.44       $0.44       $6.78       $25.00      $29.125     $31.875     $23.00
Low          $0.44       $0.44       $0.44       $0.44       $6.125      $13.50      $19.00      $11.25

         The quotations on which the above data are based prior to September 8, 1997 reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions. From September 8, 1997, the prices reflect the high and low sales prices as reported by NASDAQ. The above prices have been adjusted to reflect a three for one stock split declared in January 1997 and a three for one stock split declared in April 1997.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------


         As of December 31, 1997, the Company had 104 stockholders of record and estimates it has in excess of 1,400 beneficial holders. The Company has never paid a cash dividend on its Common Stock, and intends to follow a policy of retaining earnings to finance future growth and possible acquisitions. Accordingly, the Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future. The Company incorporates by reference the information set forth in its Form 10-QSB for the quarter ended March 31, 1997 filed on May 5, 1997 as to 857,142 shares of Common Stock sold.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Fiscal 1997 was a transition year for the Company. IAI re-oriented its research and development ("R&D"), sales, and marketing organizations to capitalize on its UNICAST tool for Year 2000 remediation. The Company's changes included the following:

  o A substantial increase in product development costs, most of which were capitalized, to develop the first of a family of Year 2000 remediation products tailored to the needs of the Computer Associates ("CA") product line.


  o The re-direction of IAI's sales and marketing efforts to support Year 2000 markets, with substantial increases in spending for such activities.

  o A maintenance approach to the Company's traditional software migration and modernization professional services activities; with the expectation that the demand for such expertise will rise as organizations achieve Year 2000 compliance.

  o The de-emphasis of other product and service activities which may have produced revenues in prior years.

  o A private placement of shares to fund increases in spending for Year 2000 activities.

         The effect of the re-orientation was to change IAI's focus from primarily professional services to an organization offering a balance of services and products. That change began to be manifested in the fourth quarter of 1997. Management expects it to be even more evident in 1998.

         IAI was not profitable in 1997. The Company's investment in sales, marketing, administrative, and R&D infrastructure exceeded the gross profits from professional services revenues and product sales. However, the Company believes provided revenues increase, the Company can achieve sustained profitability in 1998 and beyond.

         The following risk factors apply to the Company's business in 1998 and beyond. These risk factors should be read in conjunction with the risk factors in Item 1 of this Form 10-KSB.

  o IAI's revenue stream is largely dependent upon the actions of third parties. As a small company, IAI cannot call on each of the tens of thousands of organizations with Year 2000 remediation needs. Instead, IAI has formed alliances, most notably with CA to sell IAI's products and services. The Company's internal sales and marketing organization does make sales calls and does generate revenue; but devotes the bulk of its resources to leveraging the activities of third-party sales organizations.

  o IAI is in an extremely competitive market. The Year 2000 remediation market has attracted a very large number of participants. Some of these companies are quite large and have substantial sales, marketing, and R&D resources. Most are small and are seeking to establish a place in the industry. Certain companies market their solutions very aggressively; and make claims for remediation speed, accuracy, or price that may have the result of causing organizations to hesitate to commit to a given course of action.

  o IAI's revenues may be difficult to predict. Because the Year 2000 market has little prior history, the sales cycle length is not presently known. Moreover, IAI offers both products and services. Customers that choose IAI may elect to buy the Company's products, which would generate one level of revenue recognizable in one time period; or utilize IAI's solutions factory, which would generate a different level of revenue recognizable over a different time period.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

From time to time, the Company may make or may have made certain forward-looking statements, including statements made in Management's Discussion and Analysis, in other parts of this Form 10-KSB, or in other filings made with the Securities and Exchange Commission. These statements are based on certain assumptions and involve risks and uncertainties. Actual future results may vary materially from those discussed herein. Statements herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform of 1995. IAI does not undertake any obligation to publicly release the result of any revision which may be made to any forward-looking statements after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                        Years Ended
                                           -------------------------------------
                                           December 31, 1996   December 31, 1997

Revenue                                           100.0%              100.0%
Cost of Goods Sold                                 79.6%               70.6%
Gross Profit                                       20.4%               29.4%
Operating Expenses
    Selling, general and administrative            19.8%               46.9%
    Research and development                        2.4%                2.3%
Earnings (loss) from operations                    (1.9%)             (19.8%)
Other income (expense)                             (0.2%)               1.4%
Earnings (loss) before income taxes                (2.1%)             (18.4%)
Provision (benefit) for income taxes               (0.7%)               0.9%
Net earnings (loss)                                (1.4%)             (19.3%)

1997 COMPARED TO 1996

Revenue. Fiscal 1997 revenue declined $3.1 million, or 28.0% principally as a result of lower professional services revenue, which fell from $10.8 million to $6.5 million. The reason for this decline was the gradual cessation of work on a contract for the U.S. Customs Service (USCS), which represented $1.2 million of revenue in 1997 and $6.7 million in 1996; coupled with a de-emphasis of non-Year 2000 professional services activities (see "Overview" above). Revenue attributable to Year 2000 work rose to $1.4 million in 1997 from no revenue in 1996 (the Company's UNICAST product was released for factory use in the fourth quarter of 1997). Product revenue from UNICAST was $.9 million in 1997, and represented 11.0% of 1997 revenues.

Gross Profit. Gross profit was $2.4 million in fiscal 1997 versus $2.3 million in 1996, and rose to 29.4% of revenue in 1997, from 20.4% of revenue in 1996. This improvement was attributable to a higher percentage of software sales, which provided a gross profit margin of 60%, in 1997. Gross profit margins in professional services were 22.2% in fiscal 1997 versus 19.7% in 1996.

Selling, General and Administrative (SG&A). Fiscal 1997 SG&A expense rose to $3.8 million, or 46.9% of revenue, from $2.2 million, or 19.8% of revenue in 1996, an increase of 70.3%. The increase reflected the building of a sales and marketing infrastructure to support the Company's transition to Year 2000 products and services, and support for the UNICAST product line.

Research and Development (R&D). The Company had minimal R&D expense in 1997 and 1996. However, expenditures for development of the UNICAST product line were $4.2 million in fiscal 1997 and $0.2 million in 1996. Those amounts were capitalized in both years.

Other income (expense). The company reported other income of $0.1 million in fiscal 1997 versus expense of $23,000 in 1996. The source of the income was interest on funds on deposit in commercial banks.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

Benefit (provision) for Income Taxes. The Company reported a provision for income taxes of $0.1 million in fiscal 1997 versus an income tax benefit of $0.1 million in 1996. The 1997 provision reflected the Company's decision to recognize a valuation allowance to the full extent of its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As part of the Company's transition to capitalize on Year 2000 opportunities through its UNICAST tool and related changes in the provision of professional services, IAI raised $5.0 million from a private placement during fiscal 1997. This private placement, coupled with net borrowing of $0.6 million from the Company's bank and receipt of $0.4 million from exercise of options, financed $4.2 million of software development and the acquisition of $0.8 million of fixed assets.

         During fiscal 1997, net cash used by operating activities was $0.9 million, primarily due to a net loss of $1.6 million. Decreases in accounts receivable were offset by decreases in accounts payable. The decrease in receivables and payables reflected the Company's reduced level of business.

         Following the close of the fiscal year, the Company completed a second private placement which produced net proceeds of $5.6 million. The Company believes its Year 2000 business and overall revenues should grow significantly in 1998. However, this expansion will likely result in higher operating expenses, and the timing of receipt of payments to the Company cannot be predicted with certainty. Moreover, the Company will continue to invest in the development of other versions of its UNICAST product family. While the proceeds of the private placement provide IAI with a cash buffer, the Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 1998. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion.

INFLATION

         For the past three years, inflation has not had a significant impact on the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 4, 1997.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference from the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption, "Directors and Executive Officers of the Registrant."

ITEM 10.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption, "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         This information is incorporated by reference from the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption, "Security Ownership of Certain Beneficial Owners and Managers."

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption, "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   (1)  Financial Statements:

                    Report of Independent Auditors                           F-1

                    Consolidated Balance Sheets                              F-3

                    Consolidated Statements of Operations                    F-4

                    Consolidated Statements of Stockholders' Equity          F-5

                    Consolidated Statements of Cash Flow                     F-6

                    Notes to Consolidated Financial Statements               F-7

         (a)   (2)  Exhibits:

                       See Exhibit Index on page 15.

         (b) Reports on Form 8-K:

         The Company filed a Form 8-K on November 4, 1997 related to a change in its accountants from Rubino & McGeehin, Chartered, to Ernst & Young, LLP.

INFORMATION ANALYSIS INCORPORATED                     1997 Report on Form 10-KSB
--------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INFORMATION ANALYSIS INCORPORATED

                                      By:  _____________________________________
                                               Sandor Rosenberg, President
                                                        March 30, 1998

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date

 /s/ Sandor Rosenberg            Chairman of the Board            March 30, 1998
___________________________      and President
Sandor Rosenberg

 /s/ Brendan J. Dawson           Director                         March 30, 1998
___________________________
Brendan J. Dawson

 /s/ Charles A. May, Jr.         Director                         March 30, 1998
___________________________
Charles A. May

 /s/ Bonnie K. Wachtel           Director                         March 30, 1998
___________________________
Bonnie K. Wachtel

 /s/ James D. Wester             Director                         March 30, 1998
___________________________
James D. Wester

 /s/ Richard S. DeRose           Treasurer                        March 30, 1998
___________________________
Richard S. DeRose

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1997 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP
                                                           _____________________

Vienna, Virginia
March 3, 1998

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 1996, and their consolidated results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    Rubino & McGeehin, Chartered


March 7, 1997
Bethesda, Maryland

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                As Of               As Of
                                                                              12/31/97             12/31/96
                                                                              --------             --------
                                ASSETS
Current assets:
     Cash and cash equivalents                                                  $  363,753           $  323,886
     Accounts receivable, net of allowance of $437,821
          in 1997 and $274,880 in 1996                                           3,128,179            1,614,093
     Employee advances                                                              73,513               34,323
     Refundable income taxes                                                        33,119              201,554
     Deferred income taxes                                                               -               98,662
     Prepaid expenses                                                               53,592              104,554
     Other receivables                                                              29,167              132,686
                                                                                ----------           ----------
          Total current assets                                                   3,681,323            2,509,758
Fixed assets, net of accumulated depreciation and amortization
    of $1,419,579 in 1997 and $1,200,412 in 1996                                   780,442              246,385
Equipment under capital leases, net of accumulated
    amortization of $80,156 in 1997 and $56,053 in 1996                             49,845               49,768
Capitalized software, net of accumulated amortization
    of $20,294 in 1997 and $5,074 in 1996                                        4,431,372              181,890
Goodwill                                                                            12,450               70,554
Other receivables                                                                   41,656               27,885
Other assets                                                                        19,450               34,980
                                                                                ----------           ----------
                     Total assets                                               $9,016,538           $3,121,220
                                                                                ==========           ==========
                  LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $1,122,282           $  413,942
     Accrued payroll                                                               660,060              262,754
     Other accrued liabilities                                                     518,402               59,748
     Revolving line of credit                                                      599,600                    -
     Current portion of long-term debt                                             103,624              120,300
     Current maturities of capital lease obligations                                22,960               18,229
                                                                                ----------           ----------
         Total current liabilities                                               3,026,928              874,973
Long-term debt                                                                           -               90,380
Capital lease obligations,  net of current portion                                  12,421               41,334
Deferred income taxes                                                                    -               27,020
                                                                                ----------           ----------
         Total liabilities                                                       3,039,349            1,033,707
Common stock, par value $0.01, 15,000,000 shares authorized;
     7,498,430 shares issued, 5,993,819 and 4,589,991
     outstanding at December 31,1997 and 1996 respectively                          74,984               60,946
Additional paid in capital                                                       6,517,655            1,085,066
Retained earnings                                                                  238,863            1,795,814
Less treasury stock; 1,504,611 shares at cost                                     (854,313)            (854,313)
                                                                                ----------           ----------
         Total stockholders' equity                                              5,977,189            2,087,513
                                                                                ----------           ----------
Total liabilities and stockholders' equity                                      $9,016,538           $3,121,220
                                                                                ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Years Ended December 31,
                                                                         --------------------------------
                                                                          1997                         1996
Sales
         Professional fees                                            $ 6,535,804                   $10,803,341
         Software sales                                                 1,544,745                       415,504
                                                                      -----------                   -----------
              Total sales                                               8,080,549                    11,218,845

Cost of sales
         Cost of professional fees                                      5,087,718                     8,675,377
         Cost of software sales                                           619,343                       260,245
                                                                      -----------                   -----------
              Total cost of sales                                       5,707,061                     8,935,622
                                                                      -----------                   -----------
Gross profit                                                            2,373,488                     2,283,223

Selling, general and administrative expenses                            3,791,051                     2,225,818
Research and development                                                  182,149                       270,773
                                                                      -----------                   -----------

Loss from operations                                                   (1,599,712)                     (213,368)

Other income (expense)                                                    116,489                       (22,928)
                                                                      -----------                   -----------
Loss before provision for income taxes                                 (1,483,223)                     (236,296)

Provision (benefit)  for income taxes                                      73,728                       (76,622)
                                                                      -----------                   -----------

Net loss                                                              ($1,556,951)                    ($159,674)
                                                                      ============                    ==========

Loss per common share                                                      ($0.28)                       ($0.04)

Weighted average common shares outstanding                              5,649,668                     4,214,034

The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Shares of
                                         Common                   Additional
                                          Stock        Common       Paid in     Retained      Treasury
                                       Outstanding      Stock       Capital     Earnings        Stock         Total
                                     -------------- ------------ ------------ ------------ --------------- ------------
Balances, December 31, 1995              5,591,088      $55,911     $722,520  $ 1,955,488      ($801,063)  $ 1,932,856
      Exercise of stock options and        447,264        4,473      205,604                                   210,077
      warrants
      Tax benefit of stock option                                    132,504                                   132,504
      compensation
      Stock issued for ISSC                 56,250          562       24,438                                    25,000
      acquisition
      Purchase of treasury stock                                                                 (53,250)      (53,250)
      Net loss                                                                   (159,674)                    (159,674)
                                     -------------- ------------ ------------ ------------ --------------- ------------

Balances, December 31, 1996              6,094,602       60,946    1,085,066    1,795,814       (854,313)    2,087,513
      Exercise of stock options and        484,238        4,842      414,037                                   418,879
      warrants
      Stock issued for private             857,142        8,571    4,991,424                                 4,999,995
      placement
      Stock issued for ISSC                 62,448          625       27,128                                    27,753
      acquisition
      Net loss                                                                 (1,556,951)                  (1,556,951)
                                     -------------- ------------ ------------ ------------ --------------- ------------

Balances, December 31, 1997              7,498,430      $74,984   $6,517,655  $   238,863      ($854,313)  $ 5,977,189
                                     ============== ============ ============ ============ =============== ============

The accompanying notes are an integral part of the consolidated financial statements.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended December 31,
                                                                                 --------------------------------
                                                                                    1997                1996
                                                                                 ------------        ------------
Net loss                                                                          $(1,556,951)       $ (159,674)

Adjustments to reconcile net loss to
net cash provided by operating activities:
      Depreciation                                                                    219,167           135,728
      Amortization                                                                     98,260            51,233
      Amortization of capitalized software                                             15,220             5,074
      Tax benefit of stock option compensation                                              -           132,504
      Gain/loss on sale of fixed assets and investments                                     -              (231)
      Changes in operating assets and liabilities
          Accounts receivable                                                      (1,772,895)        2,170,776
          Other receivables and prepaid expenses                                      375,859          (180,483)
          Accounts payable and accrued expenses                                     1,568,253          (975,852)
          Deferred income taxes                                                        71,642                 -
          Refundable income taxes                                                     168,435          (175,614)
                                                                                  -----------        -----------
Net cash (used) provided  by operating activities                                    (813,010)        1,003,461
                                                                                  -----------        -----------
Cash flows from investing activities
      Purchase of ISSC, net of cash received                                                -           (47,422)
      Acquisition of furniture and equipment                                         (798,531)          (91,471)
      Increase in capitalized software                                             (4,259,628)         (186,964)
                                                                                  -----------        -----------
         Net cash used in investing activities                                     (5,058,159)         (325,857)
                                                                                  -----------        -----------
Cash flows from financing activities
      Net borrowing (payments) under bank revolving line of credit                    599,600          (550,000)
      Repayment of long term debt                                                     (83,256)                -
      Principal payments on capital leases                                            (24,182)          (17,561)
      Repurchase of common stock                                                            -           (53,250)
      Proceeds from private placement of Common Stock                               4,999,995                 -
      Proceeds from exercise of stock options and warrants                            418,879           210,077
                                                                                  -----------        -----------
         Net cash provided (used)  by financing activities                          5,911,036          (410,734)
                                                                                  -----------        -----------
Net increase in cash and cash equivalents                                              39,867           266,870

Cash and cash equivalents at beginning of the period                                  323,886            57,016

                                                                                  -----------        -----------
Cash and cash equivalents at end of the period                                    $   363,753        $  323,886
                                                                                  ===========        ===========
Supplemental cash flow Information
      Interest paid                                                                    $8,012           $35,644

The accompanying notes are an integral part of the consolidated financial statements.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Information Analysis, Incorporated ("the Company") was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems. In 1996, the Company acquired the rights to a software tool called UNICAST, Universal Computer Aided Software Translator. The Company has been developing a family of products based upon UNICAST's ability to fix the problem other software programs have in recognizing and correctly handling years subsequent to 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Software System Corporation (ISSC), Allied Health & Information Systems, Inc. (AHISI) and DHD Systems, Inc. Upon consolidation, all material intercompany accounts, transactions and profits are eliminated. ISSC was acquired in 1996. Goodwill, resulting from the Company's acquisition of ISSC is being amortized over a two-year period, which is the expected term of ISSC's contracts.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

REVENUE RECOGNITION

The Company provides services under various pricing arrangements. Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from "firm-fixed-price" contracts is recognized on the percentage-of-completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management's estimate of total contract costs. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determined. Revenue from "time and material" contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Revenue from software sales are recognized upon delivery, when collection of the receivable is probable. Maintenance revenue is recognized ratably over the maintenance period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition", which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The implementation of SOP 97-2 is not expected to have a material effect on the financial statements of the Company.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt Statement No. 131 in 1998 resulting in additional segment disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results from operations.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt Statement No. 130 in the first quarter of 1998 and will provide the financial statement disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results from operations.

GOVERNMENT CONTRACTS

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Audits by DCAA were performed for 1995 and 1996 for one of IAI's subsidiaries. No amounts were changed as a result of the audit. Management believes that the results of such audits will not have a material adverse effect on the Company's financial position or results of operations.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed insured limits, but management does not consider this to be a significant concentration of credit risk.

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

ADVERTISING

All costs related to advertising the Company's products are expensed in the period incurred.

SOFTWARE DEVELOPMENT COSTS

The Company has capitalized costs related to the development of the UNICAST software product. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed and recognized for the product when available for general release to customers based on the greater of a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or, b) the straight-line method over the remaining economic life of the product. Capitalized costs and amortization periods are management's estimates and may have to be modified due to inherent technological changes in software development. Realization of these capitalized costs are dependent on the acceptance of the Company's products by the marketplace and the Company's ability to generate sufficient revenues from those products relative to the costs incurred.

STOCK-BASED COMPENSATION

The Company records compensation expense for all stock-based compensation plans using the instrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company's annual financial statements supplementally disclose the required pro forma information as if the fair value method had been adopted.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements (see
Note 11).

INCOME TAXES

Under Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include trade receivables and other receivables, accounts payables and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

RECLASSIFICATION

Certain accounts in the prior year financial statements have been reclassified for comparitive purposes to conform with the presentation in the current year financial statements.

2.    ACQUISITION

          On June 5, 1996, the Company completed an acquisition of the outstanding common stock of International Software Services, Inc. (the predecessor to ISSC) for $370,289, of which $108,333 in cash and $25,000 in stock was paid at closing, $83,256 in cash and $27,753 in stock was paid in 1997 and $81,298 of which is payable by June 1998 to the former owner. The Company anticipates issuing 45,776 shares in 1998 as part of the final payment. The remaining $44,646 has been offset against expenses incurred by the Company on behalf of ISSC. The business acquisition was accounted for as a purchase. The operations of ISSC since the date of the acquisition are included in the Consolidated Statement of Operations of the Company. The cost of the acquisition exceeded the fair value of the net assets acquired by $99,605. The excess is being amortized as goodwill on a straight-line basis over a two year period which is the expected term of ISSC's contracts.

3.    RECEIVABLES

Accounts receivable at December 31 consist of the following:

                                                         1997            1996
                                                         ----            ----
Billed-Federal Government                             $  415,038      $  972,842

Billed-commercial                                      2,131,917         495,751
                                                      ----------      ----------
      Total Billed                                     2,546,955       1,468,593
Unbilled                                                 581,224         145,500
                                                      ----------      ----------
Total Accounts Receivable                             $3,128,179      $1,614,093

          Unbilled receivables are for services provided through the balance sheet date which are expected to be billed and collected within one year.

4.    FIXED ASSETS

A summary of fixed assets and equipment at December 31, 1997, is as follows:

                                                                             1997                  1996
                                                                         -----------          -----------
Furniture and Equipment                                                  $   247,511          $   182,695
Leasehold Improvements and Other                                             209,749               77,679
Computer Equipment and Software                                            1,742,761            1,186,423
                                                                         -----------          -----------
                                                                           2,200,021            1,446,797
Less: Accumulated depreciation and amortization                           (1,419,579)          (1,200,412)
                                                                         -----------          -----------
Total                                                                    $   780,442          $   246,385

Depreciation for the year ending December 31, 1997 and 1996 was $258,490 and $126,291, respectively.

5.       REVOLVING LINE OF CREDIT

At December 31, 1997, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $1,500,000. This line expires on June 25, 1998. Draws against this line are limited by varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank's prime rate (8.75% at December 31, 1997). The lender has a first priority security interest in the Company's receivables and a direct assignment of its U.S. Government contracts. The revolving line of credit, among other covenants, requires the Company to comply with certain financial ratios, with which the Company was in compliance at December 31, 1997. At December 31, 1997, there was an outstanding balance of $599,600 on the line.

6.     COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

The future minimum lease payments under capital leases for equipment and the present value of the minimum lease payments are as follows:

Year ended December 31
1998                                                                 $ 25,319
1999                                                                   13,083
                                                                     --------
Total Minimum Lease Payments                                           38,402
Less amount representing interest                                      (3,021)
                                                                     --------
Total obligation representing principal                                35,381
Less current portions of capital lease obligations                    (22,960)
                                                                     --------
Long-term portion of capital lease obligations                       $ 12,421
                                                                     ========

OPERATING LEASES

Rent expense was $341,071 and $236,466 for the years ended December 31, 1997 and 1996, respectively. The future minimum rental payments to be made under noncancelable operating leases, principally for facilities, are as follows:

Year ending December 31
1998                                                                $  535,028
1999                                                                   545,707
2000                                                                   553,948
2001                                                                   526,049
2002                                                                   504,846
2003 through 2004                                                      606,514
                                                                    ----------
Total Minimum Rent Payments                                         $3,272,092
                                                                    ==========
The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents shall be adjusted each year to relect increases in the consumer price index and the Company's proportionate share of real estate tax increases on the leased property. The leases are secured by irrevocable letters of credit for $26,982. As of December 31, 1997, none of the letters of credit has been used. The aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 1997, is $321,011, of which $117,771 is payable in 1998, $121,052 is payable in 1999 and $82,188 is payable in 2000. The lease expires August 31, 2000.

ROYALTIES

In August 1996, the Company entered into an agreement to purchase the software product UNICAST. As part of the agreement, royalties of 10% of the UNICAST licensing fees collected by the Company will be paid to the seller. The aggregate amount of the royalties pursuant to this agreement will not exceed $1,000,000. No royalties were paid in 1997 or 1996.

In September, 1996, the Company entered into an agreement whereby, in consideration of an expense sharing arrangement, the Company will pay royalties of 20% of the UNICAST licensing fees collected by the Company. The royalties will not exceed $245,831. No royalties were paid in 1997 or 1996.

In March 1997, the Company entered into an agreement with Computer Associates International, Inc. (CA). As part of the agreement, royalties are paid to CA based upon sales of the UNICAST licensing fees collected by the Company. No royalties were paid in 1997.

7.     INCOME TAXES

The provision for income taxes consists of the following:

Year ended December 31                              1997                 1996
Current (benefit) expense
     Federal                                        $     -            $(67,021)
     State                                                -             (14,846)
                                                    -------            --------
                                                          -             (81,867)
Deferred expense (benefit)
     Federal                                        $65,967            $  4,294
     State                                            7,761                 951
                                                    -------            --------
                                                     73,728               5,245
                                                    -------            --------
Expense (Benefit) for income taxes                  $73,728            $(76,622)
                                                    =======            ========

The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities are as follows at December 31:


                                                        1997             1996
                                                        ----             ----
Deferred Tax Assets
Net Operating Loss Carryforward                     $ 1,342,732        $ 76,373
Accrued Vacation                                         82,528          36,871
Allowance for Bad Debts                                 130,927          61,792
Deferred Revenue                                         41,801               -
Other                                                       988               -
                                                    -----------        --------
  Subtotal                                            1,598,976         175,036
Valuation Allowance                                  (1,531,566)        (76,374)
                                                    -----------        --------
      Subtotal                                           67,410          98,662

Deferred Tax Liabilities
Intangibles                                         $   (14,210)       $      -
Fixed Assets                                            (53,200)        (27,020)
                                                    -----------        --------
      Subtotal                                          (67,410)        (27,020)
                                                    -----------        --------
Total                                               $         -        $ 71,642
                                                    ===========        ========

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:


Year ended December 31                                                            1997              1996
                                                                                   ----              ----
Loss Before Taxes                                                              $(1,483,223)       $(236,296)
Income Taxes (benefit) on above amount at federal statutory rate                  (504,296)         (80,341)
State income taxes net of federal benefit                                          (59,329)         (10,870)
Tax Benefit offset by valuation allowance                                          604,702                -
Effect of graduated tax brackets, change in estimates,
     and other non deductible items                                                 32,651           14,589
                                                                               -----------        ----------
Provision (benefit) for income taxes                                           $    73,728        $  (76,622)
                                                                               ===========        ==========

In 1997, the Company recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

The Company has net operating loss carryforwards of approximately $3.5 million which expire, if unused, in the years 2011 and 2012. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when it is determined a valuation allowance is no longer necessary.

8.     MAJOR CUSTOMERS

Traditionally, IAI's clients have spanned a wide range of enterprises in the private sector along with government agencies. In 1997, governmental clients included the U.S. Army and the U.S. Customs Service ("USCS"). The total revenue derived from and through USCS constituted 15.2% of the Company's 1997 revenues versus 59.8% in 1996. The Company's contracts with the U.S Army accounted for 16.5% of the Company's 1997 revenues and 14.4% of the Company's 1996 revenues. The Company's software sales to a single commercial software company accounted for 11% of the 1997 revenues.


9.     STOCK OPTIONS AND WARRANTS

The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 2,575,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the board of directors. The exercise price of each option equals the quoted market price of the Company's stock on the date of grant.

The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings would have been:

--------------------------------------------------------------------------------
                                                   1997                  1996
                                                   ----                  ----

Net Loss                 As Reported           $(1,556,951)           $(159,674)
                         Pro Forma             $(2,181,032)           $(424,000)
Loss per share           As Reported           $     (0.28)           $   (0.04)
                         Pro Forma             $     (0.39)           $   (0.10)
--------------------------------------------------------------------------------

The fair value of the options granted in 1997 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following: no dividend yield, risk-free interest rate of 5.5%, expected volatility of 65.5 percent, and an expected term of the options of two years. The effects on 1997 and 1996 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value and per option granted in 1997 and 1996 was $4.67 and $0.20.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding                              Options Exercisable
                     -----------------------------------------------------       ----------------------------
Range of                               Weighted        Weighted Average                           Weighted
Exercise             Number of         Average       Remaining Contractual       Number of        Average
Prices                 Options      Exercise Price           Life                  Options     Exercise Price
                     ---------      --------------   ---------------------       ---------     --------------
Less than $2.00      1,287,450          $  0.49            8.6 years             837,450          $  0.51
> $2.00                568,100          $ 14.48            9.5 years             146,000          $ 15.39
                     ---------                                                   -------
Total                1,855,550          $  4.76            8.9 years             983,450          $  2.72

Unexercisable options are as follows: 450,000 at $.444 per share, 48,750 options at $9.33 per share, 15,000 options at $14.00 per share, 300,350 options at $14.50 per share, 55,000 options at $16.00 per share and 3,000 options at $25.75 per share. Transactions involving the plan were as follows:

                                                                   December 31

                                                      1997                             1996
                                                      ----                             ----
                                                            Weighted                         Weighted
                                                             Average                          Average
                                              Shares          Price            Shares          Price
-----------------------------------------------------------------------------------------------------
Outstanding, beginning of year              1,751,688       $   0.52            340,452        $ 0.53
Granted                                       579,100          14.44          1,939,500          0.50
Exercised                                    (475,238)          0.88           (357,264)         0.46
Canceled                                            -                          (171,000)         0.53
-----------------------------------------------------------------------------------------------------
Outstanding, end of year                    1,855,550       $   4.76          1,751,688        $ 0.52
-----------------------------------------------------------------------------------------------------

On November 14, 1997 the board of directors authorized the Company to reprice 328,100 employee stock options at a price range of $17.68 to $28.88 to $14.50 per share, which was the fair market value of the common stock at the close on that date. On November 21, 1997 the board of directors authorized the Company to reprice 105,000 stock options to executive officers at a price of $25.75 per share to a price of $16.00 per share, which was not less than the current closing price of the Company's common stock as of November 20, 1997.

The board of directors has also granted warrants to directors and employees. No warrants were issued to directors or employees in 1997. In connection with its March 1997 private placement, the Company issued 85,713 warrants exercisable at $6.42 a share to an investment banking entity. The total warrants exercised were 9,000 in 1997 and 10,000 in 1996. Warrants expired were 5,000 in 1996. As of December 31, 1997, outstanding warrants are 193,713, which expire in 5 years. The purchase price for shares issued upon exercise of these warrants range from $5.00 to $7.50 per share. These warrants are exercisable immediately.

10.     RETIREMENT PLANS

The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Each participant can elect to have up to 15% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of the first 6% of this salary reduction. The Company can also make additional contributions at its discretion. Amounts expensed under the plan for the years ended December 31, 1997 and 1996 were $49,938 and $47,029, respectively.

11.       COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                               1997              1996
Numerator for basic and diluted earnings
(loss) per share

Earnings
  Net income (loss)                                        $(1,556,951)         (159,674)

Denominator
    Denominator for basic earnings per
      Share-weighted average shares                          5,649,668         4,214,034

    Effect of dilutive securities:
      Stock options                                                 --                --

    Dilutive potential common shares                                --                --


                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                               1997              1996
Denominator for diluted earnings per
   share-adjusted weighted average
   shares and assumed conversions                             5,649,668         4,214,034

Basic earnings (loss) per share                              $    (0.28)       $    (0.04)

Diluted earnings (loss) per share                            $    (0.28)       $    (0.04)


Options to purchase 1,855,550 shares of common stock at a weighted average per share price of $4.76 and 1,751,688 shares of common stock at a weighted average per share price of $0.52 were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

12. SUBSEQUENT EVENTS

PRIVATE PLACEMENT MEMORANDUM

In January, 1998, the Company completed a private placement memorandum which raised $5,996,705 in exchange for 545,155 shares of the Company's common stock. In connection with the private placement, the Company issued 12,886 shares of common stock and paid $350,020 to investment banking entities.

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION                                            LOCATION
NO.
3.1         Amended and Restated Articles of Incorporation         Incorporated by reference from the
            effective March 18, 1997                               Registrant's Form 10-KSB/A for the
                                                                   fiscal year ending December 31,
                                                                   1996 and filed on July 3, 1997

3.2         Articles of Amendment to the Articles of               Filed with this Form 10-KSB
            Incorporation

3.3         Amended By-Laws of the Company                         Incorporated by reference from the
                                                                   Registrant's Form S-18 dated
                                                                   November 20, 1986
                                                                   (Commission File No. 33-9390).

4.1         Copy of Stock Certificate                              Filed with this Form 10-KSB

10.1        Office Lease for 18,280 square feet at 11240           Incorporated by reference from the
            Waples Mill Road, Fairfax, Virginia 22030.             Registrant's Form 10-KSB/A for the
                                                                   fiscal year ending December 31,
                                                                   1996 and filed on July 3, 1997

10.2        Company's 401(k) Profit Sharing Plan through           Incorporated by reference from the
            Aetna Life Insurance and Annuity Company.              Registrant's Form 10-KSB/A for the
                                                                   fiscal year ending December 31,
                                                                   1996 and filed on July 3, 1997

10.3        1986 Stock Option Plan                                 Incorporated by reference from the
                                                                   Registrant's Form S-8 and filed on
                                                                   December 20, 1988
10.4        1996 Stock Option Plan                                 Incorporated by reference from the
                                                                   Registrant's Form S-8 filed on June 25,
                                                                   1996
10.5        Line of Credit Agreement with First Virginia Bank      Incorporated by reference the
                                                                   Registrant's Form 10-KSB for the fiscal
                                                                   year ending December 31, 1995 and filed
                                                                   April 15, 1996 (Commission File No.
                                                                   33-9390).

10.7        Warrant Agreement between James D. Wester, a           Incorporated by reference from the
            director, and the Company dated February 24,           Registrant's Form 10-KSB/A for the
            1993                                                   fiscal year ending December 31,
                                                                   1996 and filed on July 3, 1997

10.8        Software Purchase Agreement between Kenneth            Incorporated by reference from the
            K. Parsons and the Company for the purchase of         Registrant's Form 10-KSB/A for the
            CAST software.                                         fiscal year ending December 31,
                                                                   1996 and filed on July 3, 1997

10.9        Royalty Agreement between James D. Wester              Incorporated by reference from the
            and the Company in exchange for development            Registrant's Form 10-KSB/A for the
            expense advances.                                      fiscal year ending December 31,
                                                                   1996 and filed on July 3, 1997

10.10       Common Stock Purchase Agreement dated June 5, 1996,    Incorporated by reference from the
            5, 1996, reference from the between the Company and    Registrant's Form 8-K filed on July
            Stephen E. Petruzzo for the purchase of International  16, 1996.

10.11       Registration Rights Agreement dated February           Incorporated by reference from the
            27, 1997 between the Company and certain               Registrant's Form 10-KSB/A for the
            purchases of Common Stock.                             fiscal year ending December 31,
            December 31, 1996 and                                  1996 and filed on July 3, 1997

10.12       Software License Agreement dated March 24,             Incorporated by reference from the
            1997 between the Company and Computer                  Registrant's Form 10-QSB/A for the
            Associates, International, Inc.,                       Quarter ended March 31, 1997 and
                                                                   filed on July 18, 1997.

10.13       Employment contract for Brendan J. Dawson              Incorporated by reference from the
                                                                   Registrant's Form 10-QSB for the
                                                                   Quarter ended September 30, 1997
                                                                   and filed on November 10, 1997.

21.1        List of Subsidiaries.                                  Filed with this Form 10-KSB

23.1        Consent of independent auditors, Ernst &               Filed with this Form 10-KSB
            Young LLP.

23.2        Consent of independent auditors, Rubino &              Filed with this Form 10-KSB
            McGeehin

27.1        Financial Data Schedule.                               Filed with this Form 10-KSB
