Form 10QSB
period 1998-03-31
INFORMATION ANALYSIS INC
filed 1998-05-15
CIK 803578

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                                 COMMISSION
  MARCH 31, 1998                                                FILE NO. 0-22405

                       INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

  VIRGINIA                                                      54-1167364
 (State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)

 11240 WAPLES MILL ROAD, SUITE 400, FAIRFAX, VA                         22030
 (Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number,
including area code)                                              (703) 383-3000

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     x                      No
              ----------                    ----------
    State the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

         Common Stock, par value $.01, 6,612,044 shares

    Transitional small business disclosure format.

         Yes                            No     x                             .
             ----------                     ----------

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                                           Page
PART I.   FINANCIAL INFORMATION                                           Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997                           3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              March 31, 1998 and March 31 1997                               4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended  March 31, 1998 and
              March 31, 1997                                                 5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7

PART II   OTHER INFORMATION

Item 2.   Changes in Securities                                             10

Item 6.   Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  11

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           As Of
                                                                                      March 31, 1998            As Of
                                                                                         Unaudited        December 31, 1997
                                                                                      --------------      -----------------

                                       ASSETS

Current assets:
     Cash and cash equivalents                                                           $3,355,913           $  363,753
     Accounts receivable, net                                                             5,088,998            3,128,179
     Employee advances                                                                       86,216               73,513
     Refundable income taxes                                                                 33,119               33,119
     Prepaid expenses                                                                       174,862               53,592
     Other receivables                                                                       47,227               29,167
                                                                                         ----------           ----------
          Total current assets                                                            8,786,335            3,681,323

Fixed assets, net                                                                           863,451              780,442

Equipment under capital leases, net                                                          43,337               49,845

Capitalized software, net                                                                 5,206,725            4,431,372
Goodwill                                                                                         --               12,450
Other receivables                                                                            41,656               41,656
Other assets                                                                                 19,450               19,450
                                                                                         ----------           ----------
                     Total assets                                                       $14,960,954           $9,016,538
                                                                                        ===========           ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 1,331,047           $1,122,282
     Accrued payroll                                                                        322,999              660,060
     Other accrued liabilities                                                            1,120,229              518,402
     Revolving line of credit                                                                    --              599,600
     Current portion of long-term debt                                                      103,624              103,624
     Current maturities of capital lease obligations                                         18,870               22,960
                                                                                        -----------            ---------
         Total current liabilities                                                        2,896,769            3,026,928
Long-term debt                                                                                                        --
Capital lease obligations, net of current portion                                            12,421               12,421
                                                                                        -----------            ---------
         Total liabilities                                                                2,909,190            3,039,349

Common stock, par value $0.01, 15,000,000 shares authorized; 8,116,655 and
     7,498,430 shares issued, 6,612,044 and 5,993,819 outstanding at March
     31, 1998 and December 31, 1997, respectively                                             81,167               74,984
Additional paid in capital                                                               12,526,544            6,517,655
Retained earnings                                                                           298,366              238,863
Less treasury stock; 1,504,611 shares at cost                                              (854,313)            (854,313)
                                                                                        -----------           ----------
         Total stockholders' equity                                                      12,051,764            5,977,189
                                                                                        -----------           ----------
Total liabilities and stockholders' equity                                              $14,960,954           $9,016,538
                                                                                        ===========           ==========

See accompanying notes.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the three months ended
                                                                                                      March 31,
                                                                                          --------------------------------
                                                                                             1998
                                                                                           Unaudited              1997
                                                                                          -----------           ----------
Sales
Professional fees                                                                         $2,037,040            $1,498,270
Software sales                                                                             2,131,966                63,773
                                                                                          ----------            ----------
     Total sales                                                                           4,169,006             1,562,043

Cost of sales
Cost of professional fees                                                                  1,592,662             1,200,507
Cost of software sales                                                                       574,921                50,863
                                                                                          ----------            ----------
     Total cost of sales                                                                   2,167,583             1,251,370
                                                                                          ----------            ----------

Gross profit                                                                               2,001,423               310,673

Selling, general and administrative expenses                                               1,686,207               579,388
Research & Development                                                                       287,753                23,574
                                                                                          ----------            ----------

Income (loss) from operations                                                                 27,463              (292,289)

Other income (expense)                                                                        32,040                (5,074)
                                                                                          ----------            ----------

Gain (loss) before provision for income taxes                                                 59,503              (297,363)

Provision (benefit)  for income taxes                                                              0                73,728

Net income (loss)                                                                         $   59,503             ($371,091)
                                                                                          ==========            ==========

Earnings per common share
Basic                                                                                          $0.01                ($0.07)
Diluted                                                                                        $0.01                ($0.07)

Weighted average common shares outstanding

Basic                                                                                      6,497,215             5,007,349
Diluted                                                                                    8,205,965             5,007,349

See accompanying notes.

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         For the Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------
                                                                                           1998
                                                                                        Unaudited              1997
                                                                                       -----------          ----------
Net income (loss)                                                                      $   59,503           ($371,091)

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation                                                                               69,663              39,413
Amortization                                                                               26,877              21,584
Software amortization of capitalized software                                             201,400               3,805
Changes in operating assets and liabilities
    Accounts receivable                                                                (1,960,819)           (190,354)
    Other receivables and prepaid expenses                                               (152,033)             40,718
    Refundable income taxes                                                                    --               2,086
    Deferred income taxes                                                                      --              71,642
    Accounts payable and accrued expenses                                                 291,643             222,200
                                                                                      -----------          ----------
Net cash (used) by operating activities                                               ($1,463,766)          ($159,997)
                                                                                      -----------          ----------

Cash flows from investing activities
Acquisition of furniture and equipment                                                   (160,592)           (245,564)
Increase in capitalized software                                                         (976,753)           (483,422)
                                                                                      -----------          ----------
   Net cash used in investing activities                                               (1,137,345)           (728,986)
                                                                                      -----------          ----------

Cash flows from financing activities
Net payments under bank revolving line of credit                                         (599,600)                 --
Principal payments on capital leases                                                       (4,090)             (3,920)
Net Proceeds from private placement                                                     5,646,685           4,999,995
Proceeds from exercise of warrants                                                        219,989                  --
Proceeds from exercise of incentive stock options                                         148,399             103,686
                                                                                      -----------          ----------
   Net cash provided by financing activities                                            5,411,383           5,099,761
                                                                                      -----------          ----------

Net increase in cash and cash equivalents                                               2,810,272           4,210,778

Cash and cash equivalents at beginning of the period                                      363,753             323,886

Cash and cash equivalents at end of the period                                         $3,174,025          $4,534,664
                                                                                      ===========          ==========

Supplemental cash flow Information Interest paid                                       $    6,092          $    5,943

See accompanying notes.

PART I

ITEM 1.  FINANCIAL STATEMENTS.

                       INFORMATION ANALYSIS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

         In January, 1998, the Company, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, sold 545,155 shares of its Common Stock at a price of $11 per share ("the Offering"). The sale of shares was limited to only accredited investors within the meaning of Regulation D.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION.

OVERVIEW

         Prior to 1997, IAI was primarily dedicated to providing a range of information technology services such as software applications development, software conversions, information systems reengineering and systems integration. In 1996, IAI acquired the rights to a software tool which IAI initially intended to utilize for systems conversion services as companies seek to migrate from mainframe legacy systems to more modern day platforms and environments. After acquiring the rights to this tool, which IAI named UNICAST, IAI recognized that the tool's functionality was capable of being extended to address the Year 2000 problem currently confronting many computer systems. This problem basically prevents certain software applications from recognizing dates and executing transactions involving years subsequent to 1999.

         In 1997, IAI's efforts were primarily devoted towards transitioning to a product and services focus centered around UNICAST. As part of this transition, in 1997 (i) the Company developed, or commenced the development of, a family of products to achieve Year 2000 compliancy for specific language environments, (ii) implemented its own "solutions factory" to provide Year 2000 services on an outsourced basis, (iii) entered into strategic relationships centered around UNICAST, including a marketing alliance with Computer Associates International, Inc. ("CA") under which UNICAST is included as part of CA's suite of Year 2000 tools and licensing and other arrangements with other solutions providers offering to provide, on an outsourced basis, Year 2000 services and
(iv) expanded the Company's infrastructure to meet the anticipated growth which the Company was projecting for its Year 2000 products and services.

         It was not until the fourth quarter of 1997 that the Company began to realize escalating revenues associated with its Year 2000 products and services. In this quarter, approximately $1.9 million of the $2.9 million of total revenue was Year-2000-related activity. This revenue base continued to grow in the first quarter of 1998. See, "Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997." The changes in the Company's business and operations, as above described, substantially account for the differences in results of operations between the first quarter of 1998 and the first quarter of 1997. Therefore, these changes in the Company's business and operations should be noted when comparing the results of operations between any respective period in 1998 with a comparable period in 1997.

         During the first quarter of FY1998, IAI continued its transition to Year 2000 products and services. Of the Company's $4.2 million of revenue, $2.0 million was UNICAST/2000 software, and $1.0 million was professional services for Year 2000 clients. Moreover, the Company had bookings of $5.8 million in the first quarter and, at the end of the first quarter, is providing Year 2000 services for 17 clients. The Company's profit of $60,000, or $0.01 per share, was the first since the first quarter of fiscal 1996.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements regarding the Company's business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company's 10-KSB for the fiscal year ended December 31, 1997 and in other filings with the Securities and Exchange Commission.

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

Revenue

         The Company has substantially changed its business since the first quarter of 1997 (see "Overview", above). IAI's revenues in the first quarter of fiscal 1998 were $4.2 million, compared to $1.6 million in the first quarter of fiscal 1997, an increase of 167%. Professional services revenue was $2.0 million versus $1.5 million, an increase of 33%, and product revenue was $2.1 million versus $64,000. The increase in revenue in each of the Company's reporting segments is attributable to Year 2000 programs in 1998 that were not materially present in 1997. Product revenue in 1997 was for sale of software not related to Year 2000 programs.

         Going forward, IAI's revenues may be difficult to predict. Because the Year 2000 market has little prior history, the sales cycle length is not presently known. Moreover, IAI offers both products and services. Customers that choose IAI may elect to license the Company's products, which would generate one level of revenue recognizable in one time period; or utilize IAI's solutions factory, which would generate a different level of revenue recognizable over a longer time period. This revenue stream is largely dependent upon the actions of third parties. As a small company, IAI cannot call on the numerous organizations with Year 2000 remediation needs. Instead, IAI has formed alliances, most notably with CA, to sell IAI's products and services. The Company's internal sales and marketing organization does make sales calls and does generate revenue; but devotes the bulk of its resources to leveraging the activities of third-party sales organizations.

Gross Margins

         Gross margins were $2.0 million, or 48% of sales, in the first quarter of fiscal 1998 versus $0.3 million, or 20% of sales, in the first quarter of fiscal 1997. Of the $2.0 million in 1998, $1.6 million was attributable to software and $0.4 million was due to professional services. Gross margins as a percentage of sales were 73% for software and 22% for professional services. In the first quarter of 1997, the Company reported gross margins of approximately 20% for both software and professional services. The improvement in overall gross margin in the first quarter of 1998 was attributable to a higher percentage of high-margin software product sales, augmented by higher-margin Year 2000 consulting; businesses which now comprise most of the Company's revenues. While professional services gross margins as a percentage of sales were slightly higher than in the comparable period in 1997, the Company believes its 1998 professional services gross margins were affected by lower-than-commercial pricing given to customers working with pre-release ("beta") versions of IAI's software.

         Going forward, IAI's gross margins for Year 2000 work may not be consistent from quarter to quarter. IAI is in an extremely competitive market. The Year 2000 remediation market has attracted a very large number of participants. Some of these companies are quite large and have substantial sales, marketing, and R&D resources. Most are small and are seeking to establish a place in the industry. Certain companies market their solutions very aggressively and may seek to cut prices as a means of gaining market share, which could affect the Company's pricing strategy. Conversely, the Company believes that, as the year 2000 approaches, available resources may be insufficient to meet demand, which could drive up the cost and profitability of such services.

Selling, General and Administrative

         Selling, general and administrative expenses (SG&A) were $1.7 million, or 40.4% of revenues, in the first quarter of 1998 versus $0.6 million, or 37.1% of revenues, in the first quarter of 1997, an increase of 191%. The increase is attributable to the Company's increase in spending to support expected growth. The Company believes that SG&A expense will decline as a percentage of revenue as sales increase.

Research and Development

         Research and Development (R&D) expenditures were $0.3 million in the first quarter of fiscal 1998 versus $24,000 in the first quarter of fiscal 1997. The increase is due to higher software maintenance expenses in 1998. The Company had no Year 2000 software in general release in the first quarter of 1997. In addition to reported R&D expenditures, IAI capitalized $0.7 million of software development cost in the first quarter of 1998 and $0.5 million in the first quarter of 1997. The increase was attributable to the Company developing software for multiple languages in 1998 versus development on one language in 1997.

Profits

         The Company generated an operating profit of $28,000 in the first quarter of 1998 compared to a loss of $0.3 million in the first quarter of 1997. In general, the profit reflected a substantial improvement in gross margins and higher sales, which were offset in part by higher spending for SG&A and R&D. Other income of $32,000 came from interest on deposited funds, and was in contrast to an expense of $5,000 in the year-earlier period based on borrowings against the Company's line of credit. Because of a net operating loss carryforward, the Company did not accrue for income taxes in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 1998, the Company financed its operations from current collections and through proceeds obtained in a private placement, which yielded net proceeds of $5.6 million. As of March 31, 1998 the Company had no outstanding balance on its line of credit. Cash and cash equivalents at March 31, 1998 were $3,355,913, compared to $4,534,664 at March 31, 1997.

         The Company's line of credit of $1,500,000 expires June 19, 1998 at which time it is subject to renewal. The Company believes its line of credit, coupled with funds generated from operations and proceeds from the private placement, should be sufficient to meet IAI's operating cash requirements for the foreseeable future. However, the Company may from time to time consider raising additional equity.

         The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES.

(a) In January, 1998, the Company, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, sold 545,155 shares of its Common Stock at a price of $11 per share ("the Offering"). The sale of shares was limited to only accredited investors within the meaning of Regulation D. Each purchaser in the Offering was required to certify to their respective level of assets, net worth or income to qualify as an accredited investor. Fifteen institutional investors purchased 388,246 shares and 15 individuals purchased 156,909 shares in the Offering.

         For the Offering, the Company used the services of Newby & Company of Rockville, Maryland ("Newby") and Cruttenden & Roth, Inc. of Irvine, California ("Cruttenden") to assist in the placement of shares. Commissions were paid to Newby in the form of 12,886 shares of Common Stock and $350,020 to Cruttenden, of which Cruttenden invested $100,001 to acquire 9,091 shares of Common Stock in the Offering.

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

Information Analysis Incorporated
(Registrant)

Date: May 11, 1998                         By: /s/ Sandor Rosenberg
      ____________                             _________________________________
                                               Sandor Rosenberg, Chairman of the
                                               Board and President

                                           By: /s/ Richard S. DeRose
                                               _________________________________
                                               Richard S. DeRose, Executive Vice
                                               President and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT NO.                                          DESCRIPTION

10.1                            Amended Royalty Agreement between James C.
                                Wester and the Company in exchange for
                                development expense advances.

10.2 Amended Software Purchase Agreement between Kenneth K. Parsons and the Company for the purchase of CAST software.

10.3 Office lease for 19,357 square feet at 3877 Fairfax Ridge Road, Fairfax, Virginia

27.1                            Financial Data Schedule