Form 10-Q
period 1998-06-30
INFORMATION ANALYSIS INC
filed 1998-08-14
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                                 COMMISSION
   JUNE 30, 1998                                                FILE NO. 0-22405

                        INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

VIRGINIA                                                              54-1167364
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

11240 WAPLES MILL ROAD, #400
FAIRFAX, VA                                                                22030
----------------------------                                               -----
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number,
including area code)                                              (703) 383-3000

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

Common Stock, par value $.01, 6,721,459 shares

Transitional small business disclosure format.

Yes                   No     x
    ---------            ----------

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index


                                                                          Page
PART I.   FINANCIAL INFORMATION                                         Number

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                              3

          Condensed Consolidated Statements of Operations
          for the three months and nine months ended
          June 30, 1998 and June 30, 1997                                  4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended  June 30, 1998 and
          June 30, 1997                                                    5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

PART II   OTHER INFORMATION

Item 2.   Changes in Securities                                           10

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                11

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  As of                As of
                                                              June 30, 1998      December 31, 1997
                                                               (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                 $ 2,124,561          $  363,753
     Accounts receivable, net                                    7,161,784           3,128,179
     Employee advances                                              82,364              73,513
     Refundable income taxes                                           438              33,119
     Prepaid expenses                                              269,863              53,592
     Other receivables                                              81,569              29,167
                                                               -----------          ----------
          Total current assets                                   9,720,579           3,681,323

Fixed assets, net                                                  878,555             780,442

Equipment under capital leases, net                                 89,248              49,845

Capitalized software, net                                        5,962,890           4,431,372
Goodwill                                                                -               12,450
Other receivables                                                   64,980              41,656
Other assets                                                        19,450              19,450
                                                               -----------          ----------
                     Total assets                              $16,735,702          $9,016,538
                                                               ===========          ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $ 1,846,075          $1,122,282
     Accrued payroll                                               473,091             660,060
     Other accrued liabilities                                   1,901,842             518,402
     Revolving line of credit                                            0             599,600
     Current portion of long-term debt                                   0             103,624
     Current maturities of capital lease obligations                27,606              22,960
                                                               -----------          ----------
         Total current liabilities                               4,248,614           3,026,928
Long-term debt                                                           -                   -
Capital lease obligations,  net of current portion                  48,342              12,421
                                                               -----------          ----------
         Total liabilities                                       4,296,956           3,039,349

Common stock, par value $0.01, 15,000,000 shares authorized;
     8,226,070 and 7,498,430 shares issued, 6,721,459 and
     5,993,819 outstanding at June 30,1998 and
     December 31, 1997, respectively                                82,261              74,984
Additional paid in capital                                      12,582,065           6,517,655
Retained earnings                                                  628,733             238,863
Less treasury stock; 1,504,611 shares at cost                     (854,313)           (854,313)
                                                               -----------          ----------
         Total stockholders' equity                             12,438,746           5,977,189
                                                               -----------          ----------
Total liabilities and stockholders' equity                     $16,735,702          $9,016,538
                                                               ===========          ==========

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended June 30,
(UNAUDITED)                                               1998          1997
                                                          ----          ----
Net revenue:
    Professional services                             $ 3,342,911    $ 1,659,134
    Software sales                                      2,474,087        128,812
                                                      -----------    -----------
    Total revenue                                       5,816,998      1,787,946
Cost of goods sold and services provided:
    Cost of professional services                       2,377,080      1,218,601
    Cost of software sales                              1,037,751        121,281
                                                      -----------    -----------
    Total cost of goods sold and services provided      3,414,831      1,339,882
Gross margin                                            2,402,167        448,064
Operating expenses:
    Sales, general and administrative                   1,730,716        572,673
    Research and development                              391,267         24,425
                                                      -----------    -----------
    Total operating expenses                            2,121,983        597,098
Operating income (loss)                                   280,184       (149,034)
Other income (expense)                                     50,184         39,670
                                                      -----------    ------------
Income (loss) before income taxes                         330,368       (109,364)
Provision for income taxes                                     --             --
                                                      -----------    -----------
Net income (loss)                                     $   330,368    $  (109,364)
                                                      ===========    ===========
Net income (loss) per share:
    Basic                                                 $  0.05       $  (0.02)
                                                          =======       ========
    Diluted                                               $  0.04       $  (0.02)
                                                          =======       ========
Shares used in calculating earnings per share:
    Basic                                               6,654,685      5,728,431
    Diluted                                             8,076,235      5,728,431

                                                       Six months ended June 30,
(UNAUDITED)                                               1998          1997
                                                          ----          ----
Net revenue:
    Professional services                             $ 5,379,951    $ 3,157,404
    Software sales                                      4,606,053        192,585
                                                      -----------    -----------
    Total revenue                                       9,986,004      3,349,989
Cost of goods sold and services provided:
    Cost of professional services                       3,969,742      2,419,108
    Cost of software sales                              1,612,672        172,144
                                                      -----------    -----------
    Total cost of goods sold and services provided      5,582,414      2,591,252
Gross margin                                            4,403,590        758,737
Operating expenses:
    Sales, general and administrative                   3,416,923      1,152,061
    Research and development                              679,020         47,999
                                                      -----------    -----------
    Total operating expenses                            4,095,943      1,200,060
Operating income (loss)                                   307,647       (441,323)
Other income (expense)                                     82,224         34,596
                                                      -----------    -----------
Income (loss) before income taxes                         389,871       (406,727)
Provision (benefit) for income taxes                           --         73,728
                                                      -----------    -----------
Net income (loss)                                     $   389,871    $  (480,455)
                                                      ===========    ===========
Net income (loss) per share:
    Basic                                                 $  0.06       $  (0.09)
                                                          =======       ========
    Diluted                                               $  0.05       $  (0.09)
                                                          =======       ========
Shares used in calculating earnings per share:
    Basic                                               6,586,862      5,362,861
    Diluted                                             8,008,412      5,362,861

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       For the Six Months Ended June 30,
                                                       ---------------------------------
(UNAUDITED)                                                   1998           1997
Net income (loss)                                         $   389,871      $(480,455)

Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation                                                165,190         92,689
  Amortization                                                 42,279         44,263
  Software Amortization of Capitalized Software               517,001          7,610
  Changes in operating assets and liabilities
    Accounts receivable                                    (4,033,605)      (259,575)
    Other receivables and prepaid expenses                   (300,848)        21,346
    Refundable income taxes                                    32,681          2,086
    Deferred income taxes                                          -          71,642
    Accounts payable and accrued expenses                   1,844,422        713,140
                                                          -----------      ---------
Net cash (used) by operating activities                   $(1,343,009)     $ 212,746
                                                          -----------      ---------

Cash flows from investing activities
  Acquisition of furniture and equipment                     (332,536)      (444,967)
  Increase in capitalized software                         (2,048,519)    (1,689,283)
                                                          -----------    -----------
Net cash used in investing activities                      (2,381,055)    (2,134,250)
                                                          -----------    -----------

Cash flows from financing activities
  Net payments under bank revolving line of credit           (599,600)             -
  Principal payments on capital leases                         40,567        (11,303)
  Net Proceeds from private placement                       5,646,685      4,999,995
  Procceeds from exercise of warrants                         219,989              -
  Proceeds from exercise of incentive stock options           177,231        227,417
                                                          -----------      ---------
  Net cash provided by financing activities                 5,484,872      5,216,109
                                                          -----------     ----------

Net increase in cash and cash equivalents                   1,760,808      3,294,605

Cash and cash equivalents at beginning of the period          363,753        323,886

Cash and cash equivalents at end of the period            $ 2,124,561     $3,618,491
                                                          -----------     ----------

Supplemental cash flow Information
  Interest paid                                                $8,520        $12,422

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

OVERVIEW

Prior to 1997, IAI was primarily dedicated to providing a range of information technology services, including software applications development, software conversions, information systems reengineering and systems integration. In 1996, IAI acquired the rights to a software tool which IAI initially intended to utilize for systems conversion services as companies seek to migrate from mainframe legacy systems to more modern-day platforms and environments. After acquiring the rights to this tool, which IAI named UNICAST, IAI recognized that the tool's functionality could extended to address the Year 2000 problem currently confronting many computer systems. This problem basically prevents certain software applications from recognizing dates and executing transactions involving years subsequent to 1999.
      In 1997, IAI's efforts were primarily devoted towards transitioning to a product and services focus centered around UNICAST. As part of this transition,
(i) the Company developed, or commenced the development of, a family of products to achieve Year 2000 compliance for specific language environments, (ii) implemented its own "solutions factory" to provide Year 2000 services on an outsourced basis, (iii) entered into strategic relationships centered around UNICAST, including a marketing alliance with Computer Associates International, Inc. ("CA") under which UNICAST is included as part of CA's suite of Year 2000 tools and licensing and other arrangements with other solutions providers offering to provide, on an outsourced basis, Year 2000 services and (iv) expanded the Company's infrastructure to meet the anticipated growth which the Company was projecting for its Year 2000 products and services.
      In the fourth quarter of 1997, the Company began to realize escalating revenues associated with its Year 2000 products and services. In that quarter, $1,429,422 of the $2,914,136 of total revenue was Year-2000-related activity. In the first quarter of 1998, the amount of Year 2000 products and services rose to $3,081,484 of $4,169,006 of total revenue, and in the second quarter, to $4,717,316 of $5,816,998 (see, "Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997"). At the end of the first quarter of 1998, IAI provided Year 2000 services to approximately 17 clients. At the end of the second quarter, the number of Year 2000 contracts rose to approximately 30. The changes in the Company's business and operations, as above described, substantially account for the differences in results of operations between the first six months of 1998 and the first six months of 1997. Therefore, these changes in the Company's business and operations should be noted when comparing the results of operations between any respective period in 1998 with a comparable period in 1997.

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

REVENUE
      IAI's revenues in the second quarter of fiscal 1998 were $5,816,998, compared to $1,787,946 in the second quarter of fiscal 1997, an increase of 225%. Professional services revenues were $3,342,911 versus $1,659,134, an increase of 101%, and product revenues were $2,474,087 versus $128,812. The increase in revenue in each of the Company's reporting segments is attributable to Year 2000 programs in 1998 that were not materially present in 1997. The Company has substantially changed its business since the second quarter of 1997.
      Going forward, IAI's revenue stream will continue to be largely dependent upon the actions of third parties. As a small company, IAI cannot call on each of the tens of thousands of organizations with Year 2000 remediation needs. Instead, IAI has formed alliances, most notably with CA but also with large information technology service organizations, to sell IAI's products and services. The Company's internal sales and marketing organization does make sales calls and does generate revenue; but such sales are generally the result of leads provided by third-party organizations. Year 2000 revenues and earnings are not material to CA, and CA's continuing commitment to its Year 2000 sales and marketing efforts cannot be guaranteed. In the event CA lessened or discontinued its sales and marketing efforts, IAI would be forced to rely upon its own efforts and those of other professional services organizations.

      Moreover, IAI's revenues may be difficult to predict. Because the Year 2000 market has little prior history, the sales cycle length is not presently known, and the total size of the market cannot be accurately assessed. IAI's revenues are derived from both products and services. Customers that choose IAI may elect to buy the Company's products, which would generate one level of revenue recognizable in one time period; or utilize IAI's solutions factory, which would generate a different level of revenue recognizable over a different time period.

GROSS MARGIN
      Gross margins were $2,402,167, or 41% of sales, in the second quarter of fiscal 1998 versus $448,064, or 25% of sales, in the second quarter of fiscal 1997. Of the $2,402,167 in 1998, $1,436,336 was attributable to software sales and $965,831 was due to professional services. Gross margins as a percentage of sales were 58% for software and 29% for professional services. Included in the cost of software licenses are royalties the Company pays to CA for certain products that the Company sells. In the second quarter of 1997, the Company reported gross margins of approximately 6% for software (such sales in the second quarter of 1997 were for non-year 2000 related software) and 27% for professional services. The improvement in gross margin was attributable to higher gross margins inherent in software products sales, as well as to higher gross margins available to companies engaged in Year 2000 consulting.

SELLING, GENERAL & ADMINISTRATIVE (SG&A)
      SG&A was $1,730,716, or 30% of revenues, in the second quarter of 1998 versus $572,673, or 32% of revenues, in the second quarter of 1997, an increase of 202%. The increase is attributable to the Company's increase in spending for sales, marketing, and corporate infrastructure. The Company believes that SG&A expense will decline as a percentage of sales as revenue increases faster than increases in spending for sales, marketing, and corporate infrastructure.

RESEARCH AND DEVELOPMENT (R&D)
      R&D expenditures were $391,267 in the second quarter of fiscal 1998 versus $24,425 in the second quarter of fiscal 1997. The increase is due to higher software maintenance expenses in 1998. The Company had no Year 2000 software in general release in the second quarter of 1997. In addition to reported R&D expenditures, IAI capitalized $1,071,767 of software development costs in the second quarter of 1998, versus $1,205,861 in the second quarter of 1997. The Company anticipates that capitalized software expenditures will decrease as products achieve "general availability" status.
      Going forward, IAI believes a significant portion of the Year 2000 market prefers remediation tools built around powerful PC platforms. Accordingly, while IAI will support its present mainframe-based products, the Company will devote the majority of future resources to the refinement of PC-based versions of UNICAST/2000, which are expected to be available during the Company's third quarter of 1998.

INCOME
      The Company reported an operating profit of $280,184 in the second quarter of 1998 compared to a loss of $149,034 in the second quarter of 1997. In general, the level of profits reflected higher sales and improved margins, which compensated for higher spending for SG&A and R&D. Other income of $50,184 came from interest on deposited funds, and contrasts with other income of $39,670 in the year-earlier period. Because of a net operating loss carryforward, the Company did not accrue for income taxes in the second quarter of 1998.
      Going forward, because IAI's principal selling partner, CA, acknowledges that a significant percentage of that company's sales are recorded in the last few days of each quarter, IAI may have difficulty accurately predicting revenue contribution from CA in any given quarter. This, in turn, can impair the Company's ability to keep expense levels in line with anticipated revenue, with a consequent impact on income.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

The factors in the preceding section relating to business trends are also applicable to the six month period.

REVENUE
      IAI's revenues in the first six months of fiscal 1998 were $9,986,004, compared to $3,349,989 in the first six months of fiscal 1997, an increase of 198%. Professional services revenues were $5,379,951 versus $3,157,404, an increase of 70%, and product revenues were $4,606,053 versus $192,585. The increase in revenue in each of the Company's reporting segments is attributable to Year 2000 programs in 1998 that were not materially present in 1997. Per the discussion above in "Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997", the Company has substantially changed its business since the first six months of 1997.

GROSS MARGIN
      Gross margins were $4,403,590, or 44% of sales, in the first six months of fiscal 1998 versus $758,737, or 23% of sales, in the first six months of fiscal 1997. Of the $4,403,590 in 1998, $2,993,381 was attributable to software sales and $1,410,209 was due to professional services. Gross margins as a percentage of sales were 65% for software and 26% for professional services. The improvement in gross margin was attributable to higher gross margins inherent in software products sales, as well as to higher gross margins available to companies engaged in Year 2000 consulting.

SELLING, GENERAL & ADMINISTRATIVE
      SG&A was $3,416,923, or 34% of revenues, in the first half of 1998 versus $1,152,061, or 34% of revenues, in the first half of 1997, an increase of 197%. The increase is attributable to the Company's increase in spending for sales, marketing, and corporate infrastructure.

RESEARCH AND DEVELOPMENT
      R&D expenditures were $679,020 in the first six months of fiscal 1998 versus $47,999 in the first six months of fiscal 1997. The increase is due to higher software maintenance expenses in 1998. The Company had no Year 2000 software in general release in the first six months of 1997. In addition to reported R&D expenditures, IAI capitalized $2,103,206 of software development cost in the first half of 1998 and $1,734,945 in the first half of 1997.

INCOME
      The Company reported an operating profit of $307,647 in the first half of 1998 compared to a loss of $441,323 in the first half of 1997. In general, the level of profits reflected higher sales and improved margins, which compensated for higher spending for SG&A and R&D. Other income of $82,224 came from interest on deposited funds, and contrasts with other income of $34,596 in the year-earlier period. Because of a net operating loss carryforward, the Company did not accrue for income taxes in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Through the first six months of 1998, the Company financed its operations from current collections and through proceeds obtained in a private placement in January 1998, which netted $5,646,685. As of June 30, 1998 the Company had no outstanding balance on its line of credit. Cash and cash equivalents at June 30, 1998 were $2,124,561, compared to $363,753 at December 31, 1997.

The Company renewed its line of credit in June 1998, increasing its limit to $2,000,000. The line of credit expires June 17, 1999 at which time it is subject to renewal. The line of credit, coupled with funds generated from operations and proceeds from the private placement should be sufficient to meet the Company's operating cash requirements. While the proceeds of the private placement provide the Company with a cash buffer, the Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 1998. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion.

The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IAI held its Annual Meeting of Shareholders on May 27, 1998. At that meeting, shareholders cast votes for the Board of Directors for the coming year, and for the ratification of the Board's selection of Ernst & Young as outside auditors. Messrs. Rosenberg, Dawson, May, and Wester; and Ms. Wachtel each received 5,757,114 votes in favor of their serving on the Board; with 10,140 votes against or withheld. Ernst & Young was ratified with 5,732,954 votes in favor, and 34,300 votes against or withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27.1, "Financial Data Schedule" is attached.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: August 13, 1998                      By:
--------------------                           ---------------------------------
                                               Sandor Rosenberg, Chairman of the
                                               Board and President



                                           By:
                                               ---------------------------------
                                               Richard S. DeRose, Executive Vice
                                               President and Treasurer


                                INDEX TO EXHIBITS



EXHIBIT NO.                         DESCRIPTION

27.1                                Financial Data Schedule