Form 10QSB
period 1998-09-30
INFORMATION ANALYSIS INC
filed 1998-11-13
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                                 Commission
  September 30, 1998                                            File No. 0-22405

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:

Common Stock, par value $.01,  6,734,173 shares

Transitional small business disclosure format.

          Yes             No   x
              -----          -----

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index

                                                                           Page
PART I.   FINANCIAL INFORMATION                                           Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997                       3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              September 30, 1998 and September 30, 1997                      4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended September 30, 1998 and
              September 30, 1997                                             5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7

PART II   OTHER INFORMATION

Item 2.       Changes in Securities                                         10

Item 6.       Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                                  10

               Information Analysis Incorporated and Subsidiaries
                           Consolidated Balance Sheets

                                                                          As of               As of
amounts in thousands                                               September 30, 1998   December 31, 1997
                                                                       (unaudited)          (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $   271             $  364
     Accounts receivable, net                                              6,671              3,128
     Employee advances                                                        84                 74
     Refundable income taxes                                                  --                 33
     Prepaid expenses                                                        288                 53
     Other receivables                                                        75                 29
                                                                         -------             ------
          Total current assets                                             7,389              3,681

Fixed assets, net                                                            772                781

Equipment under capital leases, net                                          132                 50

Capitalized software, net                                                  6,751              4,431
Goodwill                                                                      -                  12
Other receivables                                                             65                 42
Other assets                                                                  20                 20
                                                                         -------             ------
 Total assets                                                            $15,129             $9,017

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $ 2,512             $1,122
     Accrued payroll                                                         574                660
     Other accrued liabilities                                             1,396                518
     Revolving line of credit                                                993                600
     Current portion of long-term debt                                         9                104
     Current maturities of capital lease obligations                          12                 23
                                                                         -------             ------
         Total current liabilities                                         5,496              3,027
Long-term debt                                                                -                  -
Capital lease obligations,  net of current portion                           104                 12
                                                                         -------             ------
         Total liabilities                                                 5,600              3,039

Common stock, par value $0.01, 15,000,000 shares authorized;
     8,238,784 and 7,498,430 shares issued, 6,734,173 and
     5,993,819 outstanding at September 30, 1998 and
     December 31, 1997, respectively                                          82                 75
Additional paid in capital                                                12,588              6,518
Retained earnings (deficit)                                               (2,287)               239
Less treasury stock; 1,504,611 shares at cost                               (854)              (854)
                                                                         -------             ------
         Total stockholders' equity                                        9,529              5,977
                                                                         -------             ------
Total liabilities and stockholders' equity                               $15,129             $9,017
                                                                         =======             ======

                        Information Analysis Incorporated
                    Condensed Consolidated Income Statements

                                                     Three months ended September 30,
(in thousands, except per share data; unaudited)                1998             1997
                                                                ----             ----
Net revenue:
      Professional fees                                         $ 2,643          $ 1,643
      Software sales                                                113              173
                                                                -------          -------
      Total revenue                                               2,756            1,816
Cost of goods sold and services provided:
      Cost of professional fees                                   3,057            1,218
      Cost of software sales                                        397              152
                                                                -------          -------
      Total cost of sales                                         3,454            1,370
Gross margin                                                       (698)             446
Operating expenses:
      Sales, general and administrative                           1,879            1,085
      Research and development                                      353               61
                                                                -------          -------
      Total operating expenses                                    2,232            1,146
Operating income (loss)                                          (2,930)            (700)
Other income (expense)                                               15               48
                                                                -------          -------
Income (loss) before income taxes                                (2,915)            (652)
Provision for income taxes                                           --               --
                                                                -------          -------
Net income (loss)                                               $(2,915)         $  (652)
                                                                =======          =======
Net income (loss) per share:
      Basic                                                     $ (0.43)         $ (0.11)
                                                                =======          =======
      Diluted                                                   $ (0.43)         $ (0.11)
                                                                =======          =======
Shares used in calculating earnings per share:
      Basic                                                   6,724,851        5,876,241
      Diluted                                                 6,724,851        5,876,241
                                                      Nine months ended September 30,
(in thousands, except per share data; unaudited)                1998             1997
                                                                ----             ----
Net revenue:
      Professional fees                                         $ 8,023          $ 4,801
      Software sales                                              4,719              365
                                                                -------          -------
      Total revenue                                              12,742            5,166
Cost of goods sold and services provided:
      Cost of professional fees                                   7,026            3,637
      Cost of software sales                                      2,010              324
                                                                -------          -------
      Total cost of sales                                         9,036            3,961
Gross margin                                                      3,706            1,205
Operating expenses:
      Sales, general and administrative                           5,296            2,237
      Research and development                                    1,033              110
                                                                -------          -------
      Total operating expenses                                    6,329            2,347
Operating income (loss)                                          (2,623)          (1,142)
Other income (expense)                                               98               83
                                                                -------          -------
Income (loss) before income taxes                                (2,525)          (1,059)
Provision (benefit) for income taxes                                 --               74
                                                                -------          -------
Net income (loss)                                               $(2,525)         $(1,133)
                                                                =======          =======
Net income (loss) per share:
      Basic                                                     $ (0.38)         $ (0.20)
                                                                =======          =======
      Diluted                                                   $ (0.38)         $ (0.20)
                                                                =======          =======
Shares used in calculating earnings per share:
      Basic                                                   6,633,364        5,535,538
      Diluted                                                 6,633,364        5,535,538

               Information Analysis Incorporated and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                           For the Nine Months Ended
                                                                         -----------------------------
                                                                                 September 30,
                                                                                 -------------
                                                                           1998                1997
amounts in thousands                                                     Unaudited           Unaudited
                                                                         ---------           ---------
Net income (loss)                                                         ($2,525)             ($480)

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation                                                                  221                 93
Amortization                                                                   55                 44
Software Amortization of Capitalized Software                                 873                  8
Changes in operating assets and liabilities
    Accounts receivable                                                    (3,543)              (260)
    Other receivables and prepaid expenses                                   (314)                21
    Refundable income taxes                                                    33                  2
    Deferred income taxes                                                       -                 72
    Accounts payable and accrued expenses                                   2,114                713
                                                                          -------            -------
Net cash (used) by operating activities                                    (3,086)               213
                                                                          -------            -------

Cash flows from investing activities
Acquisition of furniture and equipment                                       (357)              (445)
Increase in capitalized software                                           (3,173)            (1,689)
                                                                          -------            -------
   Net cash used in investing activities                                   (3,530)            (2,134)
                                                                          -------            -------

Cash flows from financing activities
Net borrowed under bank revolving line of credit                              393                  -
Principal payments on capital leases                                           80                (11)
Net Proceeds from private placement                                         5,647              5,000
Proceeds from exercise of warrants                                            220                  -
Proceeds from exercise of incentive stock options                             183                227
                                                                          -------            -------
   Net cash provided by financing activities                                6,523              5,216
                                                                          -------            -------

Net (decrease) increase in cash and cash equivalents                          (93)             3,295

Cash and cash equivalents at beginning of the period                          364                324

Cash and cash equivalents at end of the period                            $   271            $ 3,618
                                                                          =======            =======

Supplemental cash flow Information
Interest paid                                                             $    12            $    12

PART I

Item 1.  Financial Statements.

                       INFORMATION ANALYSIS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company"). Financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

Year 2000 Compliance

The Company is committed to ensuring that its software and services are entirely year 2000 compliant by the end of 1998. To meet this objective, the Company already has conducted an internal review of software components developed by the Company.
         Year 2000 compliance issues also involve systems that are not directly involved in the Company's products and services but nonetheless are material to the conduct of Company's ongoing business. These systems can include alarm systems, telephone and voicemail systems, customer support tracking systems, customer billing, accounting and payroll systems, computer equipment, the operating systems on computer equipment and general office software programs. Many of these systems are provided to the Company by third party vendors. The Company plans to seek written confirmations from its primary vendors that those vendors have developed plans (or are in the process of developing plans) to address year 2000 issues for the products and services they provide.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Overview

Prior to 1997, IAI was primarily dedicated to providing a range of information technology services, including software applications development, software conversions, information systems reengineering and systems integration. In 1996, IAI acquired the rights to a software tool which IAI initially intended to utilize for systems conversion services as companies seek to migrate from mainframe legacy systems to more modern-day platforms and environments. After acquiring the rights to this tool, which IAI named

UNICAST, IAI recognized that the tool's functionality could be extended to address the Year 2000 problem currently confronting many computer systems. This problem basically prevents certain software applications from recognizing dates and executing transactions involving years subsequent to 1999.
         In 1997, IAI's efforts were primarily devoted towards transitioning to a product and services focus centered around UNICAST. As part of this transition, (i) the Company developed, or commenced the development of, a family of products to achieve Year 2000 compliance for specific language environments,
(ii) implemented its own "solutions factory" to provide Year 2000 services on an outsourced basis, (iii) entered into strategic relationships centered around UNICAST, including a marketing alliance with Computer Associates International, Inc. ("CA") under which UNICAST is included as part of CA's suite of Year 2000 tools and licensing and other arrangements with other solutions providers offering to provide, on an outsourced basis, Year 2000 services and (iv) expanded the Company's infrastructure to meet the anticipated growth which the Company was projecting for its Year 2000 products and services.
           Initially, the Company's intent was to focus upon product sales. The Company believed, as did others, that substantial revenue could be achieved through this means. As the Year 2000 market developed, it appeared that many companies would opt to outsource remediation rather than license software to undertake remediation internally. Accordingly, the Company deemed it prudent to expand its services capacity to capture revenue unavailable through product licensing. Even so, the Company was of the opinion that the UNICAST tool could facilitate the Company's ability to obtain contracts for Year 2000 remediation services as well as migration services to convert old systems to modern platforms. By mid-1998, the Company concluded that industry reports of the potential size of the Year 2000 market far overstated the actual market. IAI believed its opportunities were being undermined by a lack of sensitivity of many companies to appreciate the risks they face by avoiding attaining Year 2000 compliance and by companies electing to primarily rely upon their own internal resources to remediate their systems.
         The Company has seen an increase in its revenues associated with Year 2000 opportunities, but not at the levels it once anticipated. Year 2000-related revenues rose beginning in the fourth quarter of 1997, when they were $1,429,000. In the first quarter of 1998, Year 2000 products and services were $3,081,000; and in the second quarter of 1998, $4,717,000. In the third quarter, Year 2000 products and revenues fell to $1,347,000, despite a steady increase in the number of clients served. The Company attributes the decline to several reasons. First, IAI devoted an unusual level of resources to the completion of certain fixed-price contracts, preventing the Company from recognizing revenue from backlogged orders. Second, a portion of a major software sale from a prior quarter was reversed, depressing third-quarter software sales. Third, IAI's sales partners failed to achieve forecast levels. The changes in the Company's business, and the impact these changes caused to operations, as described above, substantially account for the differences in results of operations between the three- and nine- months periods. These changes in the Company's business and operations should be noted when comparing the results of operations between any respective period in 1998 with a comparable period in 1997.

Three Months Ended September 30, 1998 Versus Three Months Ended September 30,
1997

Revenue
         IAI's revenues in the third quarter of fiscal 1998 were $2,756,000, compared to $1,816,000 in the third quarter of fiscal 1997, an increase of 52%. Professional services revenues were $2,643,000 versus $1,643,000, an increase of 61%, and product revenues were $113,000 versus $173,000. The increase in professional services revenue in 1998 is attributable to Year 2000 programs in 1998 that were not materially present in 1997. Software sales in 1998 were for the Company's UNICAST/2000 remediation tool and for other, third-party software. Software revenue, which was $838,000 in the third quarter, was adversely affected by the reversal of a portion of a sale made in a prior quarter, reducing reported software revenue to $113,000. This reversal was not associated with any failure on the part of the Company's software to perform but, rather, was undertaken for business reasons as opposed to legal reasons.
         Professional services revenue was lower than anticipated as several projects required more effort to complete than was planned because of technical difficulties. Software revenue was substantially lower than anticipated due to poor sales of the Company's UNICAST/2000 software by third parties.
         Going forward, IAI believes Year 2000 revenues will be less than had been anticipated. The Company believes most remediation projects have been carried out internally by affected organizations. IAI expects to continue in the market, but with diminished expectations. In the near term, the Company sees opportunity for IV&V (Independent Verification and Validation) projects. Longer term, IAI will increasingly concentrate its resources on soliciting computer systems migration and modernization business, and contract IT services. IAI has intensified its internal product sales effort to offset the disappointing results from third parties. Year 2000 revenues and earnings are not material to CA, and CA's continuing commitment to its Year 2000 sales and marketing efforts cannot be guaranteed. In the event CA lessened or discontinued its sales and marketing efforts, IAI would be forced to rely upon its own efforts and those of other professional services organizations.
         Moreover, IAI's revenues may be difficult to predict. IAI expects to continue to solicit Year 2000 business but, because the Year 2000 market has little prior history, the sales cycle length and remaining market size cannot be accurately assessed. IAI's revenues are derived from both products and services. Customers that choose IAI may elect to buy the Company's products, which would generate one level of revenue recognizable in one time period; or utilize IAI's solutions factory, which would generate a different level of revenue recognizable over a different time period.

Gross margin
         Gross margins were ($698,000) in the third quarter of fiscal 1998 versus $446,000 in the third quarter of fiscal 1997. The Company's gross loss on professional services was $414,000 and, on software sales, the gross loss was $284,000. Professional services expenses exceeded revenue owing to the Company's decision to complete certain fixed-price Year 2000 contracts. The cost to complete these contracts was approximately $900,000 more than the revenue provided from them. Software gross margin was affected by the Company's decision to refund the unused portion of a software sale made in a prior quarter, resulting in the commensurate reversal of $522,000 of gross profit from that sale. The net result was a gross loss on software sales of $284,000.
         Going forward, IAI has announced that future Year 2000 testing contracts will be bid on a time and materials basis. The Company does not believe its backlog of orders contains projects with loss potential of the magnitude experienced in the third quarter. However, the Company does not anticipate that current customers that have contracted for professional services on a fixed-price basis will convert to a time-and-materials basis. Accordingly, the Company cannot guarantee that all current contracts will be completed at a profit.

Selling, General & Administrative (SG&A)
         SG&A was $1,879,000, or 68% of revenues, in the third quarter of 1998 versus $1,085,000, or 60% of revenues, in the third quarter of 1997. The increase is attributable to the Company's increase in spending for sales, marketing, and corporate infrastructure. Because the shortfall in software sales was not known until the final few days of the quarter, the Company was unable to timely adjust its expense levels during the quarter to the income that would be realized for the quarter, thereby causing the Company to incur greater SG&A expense than were warranted. In prior quarters, sales through selling partners were not made until the final days of the quarter, and were not known until the beginning of the succeeding quarter.

Research and Development (R&D)
         R&D expenditures were $353,000 in the third quarter of fiscal 1998 versus $61,000 in the third quarter of fiscal 1997. The increase is due to higher software maintenance expenses in 1998. The Company had no Year 2000 software in general release in the third quarter of 1997. In addition to reported R&D expenditures, IAI capitalized $1,078,000 of software development costs in the third quarter of 1998, versus $1,221,000 in the third quarter of 1997. The Company anticipates that it will capitalize little or no software in the fourth quarter of 1998. At the end of the third quarter and beginning of the fourth quarter, IAI reduced spending on product development in accordance with lower revenue expectation.
         In the fourth quarter of 1998 or in 1999, IAI may elect to accelerate the amortization of certain UNICAST/2000 products. While certain of the Company's tools appear to have a useful life approximating the current, four-year schedule utilized by the Company; other products may have a shorter useful life based on revised expectations concerning the Year 2000 market. IAI is evaluating the useful life of its products but has not yet reached any decision regarding an appropriate amortization period.

Income and loss
         The Company reported an operating loss of $2,930,000 in the third quarter of 1998 compared to a loss of $700,000 in the third quarter of 1997. In general, the level of loss in 1998 reflected the lower than anticipated revenue in the quarter, the loss on completion of certain contracts, the reversal of gross margin on a prior-quarter software sale, and certain termination expenses incurred in the quarter. Because of the Company's prior history of losses, IAI did not recognize a tax benefit in the quarter.
         Going forward, because IAI's principal selling partner, CA, acknowledges that a significant percentage of that company's sales are recorded in the last few days of each quarter, IAI has difficulty accurately predicting revenue contribution from CA in any given quarter. This, in turn, can impair the Company's ability to match expense levels to anticipated revenue, with consequent impact on income.

Nine Months Ended September 30, 1998 Versus Nine Months Ended September 30, 1997

The factors in the preceding section relating to business trends are also applicable to the nine-month period.

Revenue
         IAI's revenues in the first nine months of fiscal 1998 were $12,742,000, compared to $5,166,000 in the first nine months of fiscal 1997, an increase of 147%. Professional services revenues were $8,023,000 versus $4,801,000, an increase of 67%, and product revenues were $4,719,000 versus $365,000. The increase in revenue in each of the Company's reporting segments is attributable to Year 2000 programs in 1998 that were not materially present in 1997. Per the discussion above in "Three Months Ended September 30, 1998 Versus Three Months Ended September 30, 1997", the Company has substantially changed its business since the first nine months of 1997. See "Overview."

Gross margin
         Gross margins were $3,706,000, or 29% of sales, in the first nine months of fiscal 1998 versus $1,205,000, or 23% of sales, in the first nine months of fiscal 1997. The improvement in gross margin was attributable to higher gross margins inherent in software products sales. The 1998 nine-month figures are not indicative of the much better results achieved through the first six months of the year.

Selling, General & Administrative
         SG&A was $5,296,000, or 42% of revenues, in the first nine months of 1998 versus $2,237,000, or 43% of revenues, in the first nine months of 1997. The increase is attributable to the Company's increase in spending for sales, marketing, and corporate infrastructure.

Research and Development
         R&D expenditures were $1,033,000 in the first nine months of fiscal 1998 versus $110,000 in the first nine months of fiscal 1997. The increase is due to higher software maintenance expenses in 1998. The Company had no Year 2000 software in general release in the first nine months of 1997. In addition to reported R&D expenditures, IAI capitalized $3,182,000 of software development cost in the first nine months of 1998 and $3,097,000 in the first nine months of 1997.

Income
         The Company reported an operating loss of $2,623,000 in the first nine months of 1998 compared to a loss of $1,142,000 in the first nine months of 1997. The increased loss was a combination of several factors. The Company had put increased resources into its infrastructure in anticipation of increased product sales and could not react quickly enough to lower those expenses to offset lowered revenues of its Year 2000 product suite from third parties. In addition, the Company underestimated the technical difficulties it would encounter with several remediation projects.

Liquidity and Capital Resources

Through the first nine months of 1998, the Company financed its operations from current collections, through proceeds obtained in a private placement in January 1998, which netted $5,647,000, and its line of credit. As of September 30, 1998, the Company's balance on its line of credit was $993,000. Cash and cash equivalents at September 30, 1998 were $271,000 compared to $364,000 at September 30, 1997.

The Company increased the limit on its line of credit to $2,000,000 in June, 1998. The line of credit expires June 17, 1999 at which time it is subject to renewal. The Company anticipates that the line of credit, coupled with funds generated from operations and in conjunction with recent cuts in operating expenses, should be sufficient to meet the Company's operating cash requirements.

The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

Item 2.  Change in Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27.1, "Financial Data Schedule" is attached.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
_________________________________
(Registrant)


Date: November 13, 1998      By: _______________________________________
                                 Sandor Rosenberg, Chairman of the Board
                                 and President



                             By: _______________________________________
                                 Richard S. DeRose, Executive Vice President and Treasurer



                               INDEX TO EXHIBITS


Exhibit No.                                        Description

27.1                                               Financial Data Schedule