Form 10KSB
period 1998-12-31
INFORMATION ANALYSIS INC
filed 1999-03-31
CIK 803578

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

Indicate by check mark whether the Registant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The issuer's revenue for its most recent fiscal year was $15,332,358.

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 15, 1999 was approximately $4,609,383.

As of March 15, 1999 the Registrant had 6,894,173 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

        This Form 10-KSB contains forward looking statements. These statements are based on certain assumptions and involve risks and uncertainties. Actual future results may vary materially from those discussed herein. Any statements that are not historical facts should be forward-looking statements. These forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform of 1995. IAI does not undertake any obligation to publicly release the result of any revision which may be made to any forward-looking statements after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I
                          ITEM 1. BUSINESS DESCRIPTION

OVERVIEW

        Founded in 1979, Information Analysis Incorporated ("IAI" or "the Company") is in the business of modernizing client information systems. Since its inception, IAI has performed software development and conversion projects for over 100 commercial and government clients including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Customs Service, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, IAI primarily applies its technology, services and experience to legacy software migration and modernization and to software remediation, both from a products and services perspective, as part of Year 2000 initiatives to correct the inability of software to recognize and process dates subsequent to 1999.

        The Company's current focus stems, in part, from its 1996 acquisition of a software automation tool. The Company intended to primarily use this tool to migrate clients from older computer languages generally associated with legacy computer systems to more modern languages used with current day computer system platforms. As the Year 2000 market began to emerge, IAI recognized the broader functionality inherent in this tool to automate the process of reengineering software lacking the capacity to distinguish years subsequent to 1999. Therefore, the Company embarked on a strategy to develop a family of specialized products around this tool, which the Company named UNICAST, and sought as its primary business focus to license these products to third-parties who were either engaged in the business of correcting date impacts in other parties' software or undertaking this remediation process for their own software.

        As the Year 2000, also known as Y2K, market further developed, the Company began to realize that many companies preferred a service solution as opposed to a product solution for attaining Year 2000 compliancy for their software. Therefore, IAI sought to not only license UNICAST, but to also perform remediation services in its own large volume production environment, called a solutions factory, in which it could utilize its own automation tools. The Company principally sought to gain its license revenues through a partnering arrangement with Computer Associates.

        IAI has recognized that companies primarily engaged in the Year 2000 sector still require a post Year 2000 strategy. Even after achieving Year 2000 compliancy, many companies will still need modernization and conversion services for their systems. Therefore, IAI planned to address this potential market commencing in 2000. As IAI began to consider its post Year 2000 strategy, it also began to appreciate that Year 2000 market demand was not developing to the extent which third-parties had projected as the so-called millenium bug began to emerge. Therefore, the Company was of the opinion that it would need to invoke what it had envisioned as its post Year 2000 strategy earlier than it had planned. Therefore, in the third-quarter of 1998, the Company started to devote greater resources to modernization and conversion services.

        Today, IAI has a short-term and long-term business strategy which involves the use of UNICAST. In the short-term, the Company believes UNICAST can continue to produce license fee revenues from system integrators and other users who acquire UNICAST to automate the correction of date impacts. The Company intends to continue to utilize its own solutions factory not only to generate such license fees but also to earn additional service revenue as it undertakes third-party engagements to remedy software. In the long-term, UNICAST will facilitate the Company's ability to provide systems modernization services to companies that

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and internet platforms.

TRANSITION FROM Y2K

        The Company is actively marketing and selling modernization and conversion services to both private industry and government. IAI has significantly restructured both its sales and technical structures to accommodate this new direction. The Company's staff, especially product development and solution factory personnel, has been downsized. Total employees now number approximately 100 from a high of 226 in August 1998. The sales staff which remains has been involved in canvassing prospective modernization clients and preparing proposals to interested clients. Technical staff, in addition to their normal project work, have assisted in proposal development and in performing proof of concepts for various clients.

        To retain essential staff for the build-up of future modernization work, management has also found general staff augmentation work in traditional professional services arenas. This work consists of a wide range of mainframe, mid-range, and client-server technology. Some of these opportunities have come as a result of the partnerships IAI established over the last two years with larger companies to which IAI provided Y2K products and services. These organizations recognize the level of technical skills of IAI's people and their experience utilizing the successful methodologies employed in their projects.

MODERNIZATION AND CONVERSION MARKET

        This modernization and conversion market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems. In the early 1990's, many organizations tried to convert or re-engineer their mainframe legacy systems to PC client server environments. Many of these attempts failed because the technology for client servers lacked sufficient hardware performance and capacity. The available software languages and tools were also immature. By the mid 1990's, organizations did establish mid-level server technology (Unix) to off-load and decentralize some of their decision support or departmental systems, and they connected local area networks of PCs to provide better user interfaces. However, many large legacy systems remained in use because of the enormous cost to re-engineer these systems.

        Currently, the options available to modernize these systems are many. Performance and capacity of client server systems, both UNIX and NT, rival the traditional mainframe systems. There is a plethora of software that can interface with legacy systems via PC interfaces. New software development languages also allow users to warehouse and data-mine information from legacy databases. Finally, the arrival of the internet and intranet technology offers a different approach at collecting and processing large volumes of user transactions, processes which are the forte of older legacy systems.

        Now that Year 2000 projects are nearing completion, companies are being driven for various reasons to address the upgrading of their legacy systems. The Y2K experience has impressed on them the difficulty of finding and retaining staff with outdated technical skills, much of which are practiced by senior programmers in their fifties. Hardware platforms such as Unisys and Honeywell are reaching the horizon of their usefulness, and older programming and data base languages are poorly supported by their providers. Additionally, maintenance costs are skyrocketing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the internet has added a new level of pressure to compete in the electronic marketplace with their sector rivals. The next ten years should see an upsurge of movement and change as organizations revamp their older legacy systems.

IAI STRATEGY

        IAI has structured the company to address the wide range of requirements that it envisions the market will demand. The suite of UNICAST products gives IAI, in its opinion, a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors. The diverse capabilities of IAI's staff in mainframe technology and client server implementations help to assure that IAI staff can analyze the original systems properly to conduct accurate and thorough conversions.

        IAI's modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of IAI's professional staff can perform both technical and

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

business requirements analyses, and prepare general and detail design documentation, develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at client sites or at IAI's premises, which has mainframe and client server facilities for the use of IAI's personnel.

        IAI recognizes the need to enhance internet application development capability and has already embarked on web applications for several clients. IAI is currently prototyping an application that interfaces over the internet with systems at the Veterans Administration in Washington D.C. The application being developed is fairly sophisticated and can even provide voice instructions for users who are visually impaired. IAI believes this application has unique features which can develop into a niche area that IAI can hopefully expand.

COMPETITION

        The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. The Company also faces competition from other companies which purport to substantially automate the process through software tools including Alydaar, Crystal Systems Solutions and Sapiens International. "Off the shelf" software for enterprise resource planning, such as SAP and Baan, provides an additional source of competition, although, to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of the Company's competitors have greater name recognition than the Company, a larger, more established customer base and significantly greater financial and market resources in comparison to the Company.

PATENTS AND PROPRIETARY RIGHTS

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

        The Company also seeks to protect the source code of UNICAST as trade secrets and under copyright law. The Company has copyright registrations for UNICAST, its user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data can be protected, the actual data is not, and others are free to create software performing the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly.

BACKLOG

        As of December 31, 1998, the Company estimated its backlog at approximately $7 million. Of the entire backlog, the Company believes approximately 95% will be completed by December 31, 1999. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

EMPLOYEES

        As of December 31, 1998, the Company employed 129 full-time and part-time individuals. In addition, the Company maintained independent contractor relationships with 19 individuals for computer services. Approximately 80% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

ITEM 2.  PROPERTIES

        The Company's offices are located at 11240 Waples Mill Road, Suite 400, Fairfax, VA. 22030. IAI holds a lease for 18,280 square feet. This lease expires on February 28, 2004. The Company has additional offices at 3877 Fairfax Ridge Road, Fairfax, VA. This lease is for 19,357 square feet and expires on March 31, 2000. The Company is in the process of attempting to divest itself of this latter lease.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not aware of any legal proceedings against it at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders, either through the solicitation of proxies or otherwise.

                                    PART II
ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock (symbol: IAIC) has been traded on the NASDAQ National Market since June 2, 1998, the NASDAQ Small Cap Market from September 8, 1997 to June 1, 1998; and over the counter prior to September 8, 1997. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:

                      Fiscal Year Ended December 31, 1997             Fiscal Year Ended December 31, 1998
                ----------------------------------------------     ----------------------------------------------
                               Quarter Ended:                                 Quarter Ended:
                3/31/97      6/30/97     9/30/97      12/31/97     3/31/98      6/30/98      9/30/98     12/31/98
                -------      -------     -------      --------     -------      -------      -------     --------
High            $25.00       $29.125     $31.875      $23.50       $20.75       $16.375      $14.50      $2.438

Low             $6.125       $13.50      $19.00       $10.50       $11.75       $9.875       $1.531      $1.063

        The quotations on which the above data are based for periods prior to September 8, 1997 reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions. From September 8, 1997, the prices reflect the high and low bid prices as reported by NASDAQ. The above prices have been adjusted to reflect a three for one stock split declared in January 1997 and a three for one stock split declared in April 1997.

        As of December 31, 1998, the Company had 91 stockholders of record. The Company has not paid a cash dividend on its Common Stock for the last two fiscal years. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        1998 was a transition year for the Company. During this year the following occurred:

        o During the latter part of 1998, IAI reduced its level of product development expenditures, most of which related to developing a family of Year 2000 remediation products tailored to the needs of the Computer Associates product line. Now, these products are being reoriented to address the legacy modernization market.

        o IAI's sales and marketing efforts were redirected to support staff augmentation and legacy conversion and modernization.

        o Other product and service activities which have produced revenues in prior years were further de-emphasized.

        The effect of this re-orientation has been to change IAI's focus from primarily offering Year 2000 conversion services to an information technology organization offering a balance of services and products in legacy modernization and re-engineering. That change began to manifest in the fourth quarter of 1998. Management expects this change will be more evident in 1999.

        IAI was not profitable in 1998. The Company's expenses related to sales, marketing, administrative, and research and development infrastructure exceeded the gross profits from its revenues. As the Company transitions away from Year 2000 efforts, the Company believes its economic prospects will improve.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:

                                Years Ended
                     ---------------------------------
                      December 31,        December 31,
                         1998                1997
                         ----                ----
Revenue                 100.0%              100.0%
Cost of Goods Sold       82.7%               70.6%
Gross Profit             17.3%               29.4%
Operating Expenses
  Selling, general
   and administrative    45.5%               46.9%
  Research and
   development           11.0%                2.3%
(Loss) from operations  (39.2%)             (19.8%)
Non recurring item      (20.1%)              (0.0%)
Other income              0.5%                1.4%
(Loss) before income
  taxes                 (58.9%)             (18.4%)
Provision for income
  taxes                  (0.0%)               0.9%
Net (loss)              (58.9%)             (19.3%)


1998 COMPARED TO 1997

Revenue. Fiscal 1998 revenue increased $7.3 million, or 89.7%, to $15.3 million in fiscal year 1998 from $8.1 million in fiscal year 1997. The reason for this increase was primarily due to higher over-all Year 2000 sales in both product and professional services sales. Revenue from software sales increased $3.7 million, or 237.5%, to $5.2 million in fiscal year 1998 from $1.5 million in fiscal year 1997. Revenue from professional services increased $3.6 million, or 54.8%, to $10.1 million in fiscal year 1998 from $6.5 million in fiscal year 1997. Revenue attributable to year 2000 work increased $8.6 million, or 614.3%, to $10.1 million in 1998 from $1.4 million in 1997.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

GROSS PROFIT. Gross profit was $2.6 million in fiscal 1998 versus $2.4 million in 1997,or 17.3% of revenue in 1998 compared to 29.4% of revenue in 1997. Professional services gross margin was 4.3% of revenue in 1998, down from 22.2% in 1997. The decrease in professional services gross margin was primarily attributable to the completion of certain fixed-price Year 2000 contracts. The cost to complete these contracts was higher than anticipated. Software sales gross margin was 42.4% of revenue in 1998, up from 40.1% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). Fiscal 1998 SG&A expense rose to $7.0 million, or 45.5% of revenue, from $3.8 million, or 46.9% of revenue in 1997, an increase of 84.0%. The increase reflected the building of a sales and marketing infrastructure to support the Company's transition to Year 2000 products and services, and to support for the UNICAST product line.

RESEARCH AND DEVELOPMENT (R&D). Fiscal 1998 R&D expense rose to $1.7 million, or 11.0% of revenue, from $0.2 million, or 2.3% of revenue in 1997. The increase is due to higher software maintenance for released versions of software in 1998. The Company had no general release of software in 1997.

YEAR 2000 COMPLIANCE

        The Company has installed and tested a new version of our accounting system. It is in production at this time and is Year 2000 compliant. The Company uses off the shelf Microsoft Windows software for internal ad hoc reporting. This software is certified by the vendor to be Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

        IAI raised $6.0 million from a private placement during fiscal 1998. This private placement, coupled with net borrowing of $1.8 million from the Company's bank and receipt of $0.5 million from the exercise of options, financed $4.9 million of software development and the acquisition of $0.3 million of fixed assets. During fiscal 1998, net cash used by operating activities was $7.0 million, primarily due to a net loss of $9.0 million.

        The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 1999. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Consolidated Financial Statements included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On January 11, 1999, the Company dismissed Ernst & Young, LLP ("Ernst & Young") as its independent accountant. The report of Ernst & Young for fiscal year ended December 31, 1997 (the sole fiscal year for which Ernst & Young was engaged) did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 1997 and for all subsequent interim periods thereafter prior to the dismissal of Ernst & Young, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. The Company's determination to change accountants was approved by its audit committee.

        Effective January 11, 1999, the Company engaged Rubino & McGeehin, Chtd. ("Rubino & McGeehin") as its new independent accountant to audit the Company's financial statement, commencing with the fiscal year ended December 31, 1998. During the period that Ernst & Young served as the Company's independent accountant, including all interim periods within 1998, the Company (or someone on its behalf) never consulted Rubino & McGeehin regarding any matter. Rubino & McGeehin did serve as the Company's independent accountant prior to the Company's engagement of Ernst & Young.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company are:

NAME              DIRECTOR SINCE       OFFICE HELD WITH COMPANY
-----             --------------       ------------------------
Sandor Rosenberg      1979         Chairman of the Board Chief Executive Officer
Richard S. DeRose                  Executive Vice President, Chief Financial Officer, Secretary
Stanley A. Reese                   Senior Vice President, Chief Operating Officer
Brendan J. Dawson     1997         Director
Charles A. May, Jr.   1997         Director
Bonnie K. Wachtel     1992         Director
James D. Wester       1985         Director

        Directors serve until the next annual meeting of shareholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

SANDOR ROSENBERG, 52, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Rosenberg holds a BS degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

RICHARD S. DEROSE, 60, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO of DHD, Inc. and was a founder of the company. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a BS degree in Science from the US naval Academy and an MS degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

STANLEY A. REESE, 42, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 17 years experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a BA in History from George Mason University.

BRENDAN J. DAWSON, 58, is an executive management consultant. From July 1997 to March 1998, he was President and Chief Operating Officer of the Company. From 1996 to 1997, he was CEO and President of MAXM Systems Corporation, a provider of integrated operations management solutions. From 1992 to 1995, he served as Executive Vice President and Chief Operating Officer at Legent Corporation. From 1964 to 1994, Mr. Dawson held various positions with IBM, the last of which was Director of Consulting Services. He holds a BA degree in History from New York University.

CHARLES A. MAY, JR., 61, is a consultant focusing on national security and defense conversion issues. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters US Air Force, Washington, D.C. He is a graduate of the US Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College and has completed the University of Pittsburgh's Management Program for Executives.

BONNIE WACHTEL, 43, has served as vice president and general counsel of Wachtel & Co., Inc., a Washington, D.C.-based brokerage and investment banking firm, since 1984. Ms. Wachtel holds BA and MBA degrees from the University of Chicago and a JD from the University of Virginia. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; and VSE Corporation, a provider of technical services to the federal government.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

JAMES WESTER, 60, has been a computer services marketing consultant for more than 15 years. Since 1984, he has been president of Results, Inc., a computer services marketing firm. Mr. Wester holds a BME degree from Auburn University and an MBA from George Washington University.

        There are no family relationships between any directors or executive officers of IAI.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

        The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 1998 and one additional individual for whom disclosure would have been provided had he been serving as an executive officer as of December 31, 1998(collectively "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation        Securities Underlying
Name and Principal                     ---------------------       ---------------------
Position                    Year       Salary              Bonus        Options (#)
--------                    ----       ------              -----        -----------
Sandor Rosenberg           1998       $102,083               --               --
Chairman of the Board and  1997       $100,375               --               --
Chief Executive Officer    1996       $100,000           $15,000              --
----------------------------------------------------------------------------------
Richard S. DeRose          1998       $150,010               --               --
Executive Vice President   1997       $110,835               --            5,000
Chief Financial Officer    1996       $110,730           $27,500          90,000
----------------------------------------------------------------------------------
Brendan Dawson(1)          1998        $41,965          $106,500              --
President and              1997        $95,202                --         108,000
Chief Operating Officer    1996             --                --              --
----------------------------------------------------------------------------------

(1) Mr. Dawson's employment commenced on July 1, 1997 and he resigned on February 28, 1998.

No Named Executive Officer has received any perquisite or benefit, securities, or property that exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

No option grants were made in 1998 to any Named Executive Officer.

        The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the Named Executive Officers. The value of unexercised in-the-money options at December 31, 1998 equals the market value of the underlying common stock at December 31, 1998 minus the option exercise price. The fair market value of the Company's common stock at December 31, 1998 was $1.50.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

                                                           Number of Securities             Value of Unexercised
                                                          Underlying Unexercised            In-the-Money Options
                                                           Options at 12/31/98                  at 12/31/98
                     Shares Acquired    Value        -------------------------------   -----------------------------
Name                  on Exercise       Realized       Exercisable    Unexercisable     Exercisable    Unexercisable
----                  ---------------   ---------      -----------    -------------     -----------    -------------
Richard S. DeRose     --                               97,900                             $97,900       --

Brendan Dawson        --                                8,000                              --           --

        Directors of the Company who are not executive officers of the Company receive a stipend of $500 per quarter plus reimbursement of reasonable expenses incurred in attending meetings.

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than ten percent of the Company's common stock file initial reports of ownership of common stock and reports of changes of ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors, and stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of such copies and other records available to the Company, all such required filings were made in a timely manner. except, Mr. Dawson's form 5 for 1998 was not filed within 45 days of the end of the fiscal yearl.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

        The following table sets forth, as of March 15, 1999, the number of shares and percentage of the Company's Common Stock owned by all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. This information has been obtained in part from such persons and in part from the Company's records. Each person has sole voting and investment power with respect to the shares indicated except for shares which may be acquired upon exercise of options and as otherwise noted.

NAME AND ADDRESS OF                            SHARES BENEFICIALLY
BENEFICIAL OWNER (1)                                 OWNED (2)      % OF CLASS
----------------------------------------------------------------------------------
Sandor Rosenberg, Chairman, CEO, and Director      1,902,800            27.6%
Richard S. DeRose, Executive Vice President          145,900(3)          2.1%
James D. Wester, Director                            378,500(4)          5.3%
Bonnie K. Wachtel, Director                          107,800(5)          1.6%
Brendan J. Dawson, Director                            8,000(6)           *
Charles A. May, Jr., Director                         11,000(7)           *
Kenneth Parsons                                      717,000(8)          9.4%

All directors and executive officers as a group    2,554,000(9)         34.9%

*less than 1%

(1) The address of all beneficial holders is care of the Company, except Ms. Wachtel, whose address of record is 1101 14th St. NW, Washington, DC 20001.
(2) All shares are held outright by the individuals listed. References to options and warrants include all options and warrants exercisable within 60 days of March 15, 1999.
(3) Includes options on 97,900 shares which are exercisable.
(4) Includes warrants exercisable for 108,000 shares, and options on 185,000 shares, all of which are exercisable.
(5) Includes options on 8,000 shares which are exercisable.
(6) Includes options on 8,000 shares which are exercisable.
(7) Includes options on 11,000 shares which are exercisable.
(8) Includes options on 717,000 shares which are exercisable
(9) Includes options on 309,900 ;shares and warrants exercisable for 108,000 shares.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:
         Report of Independent Auditors                     F-1 - F-2
         Consolidated Balance Sheets                        F-3
         Consolidated Statements of Operations              F-4
         Consolidated Statements of Stockholder's Equity    F-5
         Consolidated Statements of Cash Flow               F-6
         Notes to Consolidated Financial Statements         F-7 - F-16

(a) (2)  Exhibits:
         See Exhibit Index on page 12.

No reports were filed on Form 8-K during the last quarter of 1998.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INFORMATION ANALYSIS INCORPORATED


                                    By:
                                            Sandor Rosenberg, President
                                                   March 30, 1999

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                       Date

/s/ Sandor Rosenberg        Chairman of the Board       March 30, 1999
-----------------------     and President
Sandor Rosenberg

/s/ Brendan J. Dawson       Director                    March 30, 1999
-----------------------
Brendan J. Dawson

/s/ Charles A. May, Jr.     Director                    March 30, 1999
-----------------------
Charles A. May

/s/ Bonnie K. Wachtel       Director                    March 30, 1999
-----------------------
Bonnie K. Wachtel

/s/ James D. Wester         Director                    March 30, 1999
-----------------------
James D. Wester

/s/ Richard S. DeRose       Treasurer                   March 30, 1999
-----------------------
Richard S. DeRose

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Information Analysis Incorporated

         We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 1998, and their consolidated results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



                        /S/ Rubino & McGeehin, Chartered

March 4, 1999
Bethesda, Maryland

REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                              /s/ Ernst & Young LLP

Vienna, Virginia
March 3, 1998

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              As of                   As of
                                                                            12/31/98                12/31/97
                               ASSETS
Current assets:
   Cash and cash equivalents                                              $      176,399          $      363,753
   Accounts receivable, net of allowance of $820,023 in 1998
     and $437,821 in 1997                                                      4,419,795               3,051,052
   Employee advances                                                              29,678                  73,513
   Refundable income taxes                                                             -                  33,119
   Prepaid expenses                                                               89,629                  53,592
   Other receivables                                                              56,059                  70,548
                                                                            ------------            ------------
       Total current assets                                                    4,771,560               3,645,577
Fixed assets, net of accumulated depreciation and amortization of
  $1,805,976 in 1998 and $1,419,579 in 1997                                      650,474                 780,442
Equipment under capital leases, net of accumulated amortization of
  $49,459 in 1998 and $80,156 in 1997                                             25,743                  49,845
Capitalized software, net of accumulated amortization of
  $1,334,566 in 1998 and $20,294 in 1997                                       3,406,522               4,431,372
Goodwill                                                                               -                  12,450
Other receivables                                                                 50,226                  61,872
Other assets                                                                      98,275                  34,980
                                                                            ------------            ------------
       Total assets                                                       $    9,002,800          $    9,016,538
                                                                            ============            ============


                 LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                       $    2,323,394          $    1,122,282
   Accrued payroll and related liabilities                                       692,778                 646,097
   Other accrued liabilities                                                   1,091,574                 532,365
   Revolving line of credit                                                    1,796,200                 599,600
   Current portion of long-term debt                                                   -                 103,624
   Current maturities of capital lease obligations                                14,995                  22,960
                                                                            ------------            ------------
       Total current liabilities                                               5,918,941               3,026,928
Long-term debt:
   Capital lease obligations, net of current portion                                   -                  12,421
                                                                            ------------            ------------
       Total liabilities                                                       5,918,941               3,039,349

Common stock; par value $0.01; 15,000,000 shares authorized;
8,358,784 and 7,498,430 shares issued; 6,854,173 and 5,993,819 shares outstanding at December 31, 1998 and 1997, respectively
                                                                                  83,588                  74,984
Additional paid in capital                                                    12,639,666               6,517,655
Retained earnings                                                             (8,785,082)                238,863
Less treasury stock; 1,504,611 shares at cost                                   (854,313)               (854,313)
                                                                            ------------            ------------
       Total stockholders' equity                                              3,083,859               5,977,189
                                                                            ------------            ------------
Total liabilities and stockholders' equity                                $    9,002,800          $    9,016,538
                                                                            ============            ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For the Years Ended December 31,
                                                                      ----------------------------------------------
                                                                              1998                    1997
                                                                      ----------------------  ----------------------
Sales
     Professional fees                                                    $    10,118,435         $     6,535,804
     Software sales                                                             5,213,923               1,544,745
                                                                            -------------           -------------
              Total sales                                                      15,332,358               8,080,549

Cost of sales
     Cost of professional fees                                                  9,686,651               5,087,718
     Cost of software sales                                                     3,000,639                 619,343
                                                                            -------------           -------------
              Total cost of sales                                              12,687,290               5,707,061

Gross profit                                                                    2,645,068               2,373,488

Selling, general and administrative expenses                                    6,974,211               3,791,051
Research & development                                                          1,680,818                 182,149
                                                                            -------------           -------------

Loss from operations                                                           (6,009,961)             (1,599,712)

Non recurring item:  write-down of capitalized
     software costs and severance                                              (3,083,642)                      -

Other income                                                                       69,658                 116,489
                                                                            -------------           -------------

Loss before provision for income taxes                                         (9,023,945)             (1,483,223)

Provision for income taxes                                                              -                  73,728
                                                                            -------------           -------------

Net loss                                                                  $    (9,023,945)        $    (1,556,951)
                                                                            =============           =============




Loss per common share (basic and diluted)                                 $         (1.35)        $         (0.28)

Weighted average common shares outstanding
     (basic and diluted)                                                        6,665,321               5,649,668

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Shares of
                                       Common                             Additional
                                        Stock            Common            Paid in           Retained          Treasury
                                       Issued             Stock            Capital           Earnings           Stock
                                  ------------------------------------ ----------------- ----------------- -----------------
Balances, December 31, 1996             6,094,602    $       60,946     $    1,085,066    $    1,795,814    $     (854,313)
  Exercise of stock options and
    warrants                              484,238             4,842            414,037
  Stock issued for private
    placement                             857,142             8,571          4,991,424
  Stock issued for ISSC
    acquisition                            62,448               625             27,128
  Net loss                                                                                    (1,556,951)
                                      -----------       -----------        -----------    --------------       -----------

Balances, December 31, 1997             7,498,430            74,984          6,517,655           238,863          (854,313)
  Exercise of stock options and
    warrants                              217,684             2,177            453,971
  Stock issued for private
    placement                             580,155             5,802          5,640,883
  Stock issued for ISSC
    acquisition                            62,515               625             27,157
  Net loss                                                                                    (9,023,945)
                                      -----------       -----------        -----------       -----------       -----------

Balances, December 31, 1998             8,358,784    $       83,588     $   12,639,666    $   (8,785,082)   $     (854,313)
                                      ===========       ===========        ===========       ===========       ===========


                                          Total
                                     -----------------
Balances, December 31, 1996           $    2,087,513
  Exercise of stock options and
    warrants                                 418,879
  Stock issued for private
    placement                              4,999,995
  Stock issued for ISSC
    acquisition                               27,753
  Net loss                                (1,556,951)
                                         -----------

Balances, December 31, 1997                5,977,189
  Exercise of stock options and
    warrants                                 456,148
  Stock issued for private
    placement                              5,646,685
  Stock issued for ISSC
    acquisition                               27,782
  Net loss                                (9,023,945)
                                         -----------

Balances, December 31, 1998           $    3,083,859
                                         ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended December 31,
                                                                      ----------------------------------------------
                                                                              1998                    1997
                                                                      ----------------------  ----------------------
Net loss                                                                  $    (9,023,945)        $    (1,556,951)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                                 383,214                 219,167
     Amortization                                                                  38,786                  98,260
     Amortization of capitalized software                                       1,314,272                  15,220
     Loss on sale of fixed assets                                                   6,886                       -
     Capitalized software write-down                                            2,902,152                       -
     Changes in operating assets and liabilities
       Accounts receivable                                                     (1,368,743)             (1,695,768)
       Other receivables and prepaid expenses                                     (29,362)                298,732
       Accounts payable and accrued expenses                                    1,814,506               1,568,253
       Deferred income taxes                                                            -                  71,642
       Refundable income taxes                                                     33,119                 168,435
                                                                            -------------           -------------
Net cash used in operating activities                                          (3,929,115)               (813,010)
                                                                            -------------           -------------

Cash flows from investing activities
   Acquisition of furniture and equipment                                        (266,036)               (798,531)
   Increase in capitalized software                                            (3,191,574)             (4,259,628)
   Proceeds from sale of fixed assets                                               3,670                       -
                                                                            -------------           -------------
       Net cash used in investing activities                                   (3,453,940)             (5,058,159)
                                                                            -------------           -------------

Cash flows from financing activities
   Net borrowing under bank revolving line of credit                            1,196,600                 599,600
   Repayment of long-term debt                                                    (83,346)                (83,256)
   Principal payments on capital leases                                           (20,386)                (24,182)
   Proceeds from private placement of Common Stock                              5,646,685               4,999,995
   Proceeds from exercise of stock options and warrants                           456,148                 418,879
                                                                            -------------           -------------
       Net cash provided by financing activities                                7,195,701               5,911,036
                                                                            -------------           -------------

Net (decrease) increase in cash and cash equivalents                             (187,354)                 39,867

Cash and cash equivalents at beginning of the year                                363,753                 323,886
                                                                            -------------           -------------

Cash and cash equivalents at end of the year                              $       176,399         $       363,753
                                                                            =============           =============


Supplemental cash flow Information
     Interest paid                                                        $        44,965         $         8,012


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS
Information Analysis, Incorporated (the Company) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems. In 1998, the Company completed its development of UNICAST (a family of products that has the ability to fix the problem other software programs have in recognizing and correctly handling years subsequent to 1999).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Software System Corporation (ISSC), Allied Health & Information Systems, Inc. (AHISI) and DHD Systems, Inc. Upon consolidation, all material intercompany accounts, transactions and profits are eliminated. ISSC was acquired in 1996. Goodwill, resulting from the Company's acquisition of ISSC was fully amortized over the past two-years, which was the expected term of ISSC's contracts. The ISSC's contracts have since been renewed.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

REVENUE RECOGNITION
The Company provides services under various pricing arrangements. Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from "firm-fixed-price" contracts is recognized on the percentage-of-completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management's estimate of total contract costs. Revenue from "time and material" contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Contract losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable.

Revenue from software sales is recognized upon delivery, when collection of the receivable is probable. Maintenance revenue is recognized ratably over the maintenance period. In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition", which changes the requirements for revenue recognition. The Company adopted SOP 97-2 for transactions that the Company entered into beginning January 1, 1998. The implementation of SOP 97-2 did not have a material effect on the financial statements of the Company.

SEGMENT REPORTING
In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information. The Company adopted Statement No. 131 in 1998 and concluded it operates in one business segment, providing products and services to modernize client information systems.

GOVERNMENT CONTRACTS
Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiating of amounts previously billed. Audits by DCAA were performed for 1995 and 1996 for one of IAI's subsidiaries. No amounts were changed as a result of the audits. Management believes that the results of such audits will not have a material adverse effect on the Company's financial position or results of operations.

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

STOCK-BASED COMPENSATION
The Company records compensation expense for all stock-based compensation plans using the instrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company's annual financial statements supplementally disclose the required pro forma information as if the fair value method prescribed by Financial Accounting Standards Board's Statement No. 123, Accounting for Stock-Based Compensation, had been adopted.

EARNINGS PER SHARE
The Company's earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of stock options would be antidilutive.

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

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include trade receivables and other receivables, accounts payable, and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

RECLASSIFICATION
Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.       ACQUISITION

On June 5, 1996, the Company completed an acquisition of the outstanding common stock of International Software Services, Inc. (the predecessor to ISSC) for $400,000, of which $108,333 in cash and $25,000 in stock was paid at closing, $83,256 in cash and $27,753 in stock was paid in 1997 and $83,346 in cash and $27,782 in stock was paid in 1998, to the former owner. The Company issued 62,515 shares in 1998 as part of the final payment. The remaining $44,530 is being offset against expenses incurred by the Company on behalf of ISSC. The business acquisition was accounted for as a purchase. The operations of ISSC since the date of the acquisition are included in the consolidated statement of operations of the Company. The cost of the acquisition exceeded the fair value of the net assets acquired by $99,605. The excess was fully amortized as goodwill on a straight-line basis over a two-year period, which was the expected term of ISSC's contracts.

3.       RECEIVABLES

Accounts receivable at December 31, consist of the following:

                                                                                1998                  1997
                                                                                ----                  ----
Billed-Federal Government                                                $        600,213      $        415,038
Billed-commercial                                                               2,274,330             2,054,790
                                                                            -------------         -------------
         Total Billed                                                           2,874,543             2,469,828
Unbilled                                                                        1,545,252               581,224
                                                                            -------------         -------------
Total Accounts Receivable                                                $      4,419,795      $      3,051,052
                                                                            =============         =============

Unbilled receivables are for services provided through the balance sheet date which are expected to be billed and collected within one year.

4.       FIXED ASSETS

A summary of fixed assets and equipment at December 31, consist of the following:


                                                                                1998                  1997
                                                                                ----                  ----
Furniture and Equipment                                                  $        296,657      $        247,511
Leasehold Improvements and Other                                                  204,634               209,749
Computer Equipment and Software                                                 1,955,159             1,742,761
                                                                            -------------         -------------
                                                                                2,456,450             2,200,021
Less:  Accumulated depreciation and amortization                               (1,805,976)           (1,419,579)
                                                                            -------------         -------------
Total                                                                    $        650,474      $        780,442
                                                                            =============         =============

Depreciation for the years ended December 31, 1998 and 1997, was $385,448 and $258,490, respectively.

5.       SOFTWARE DEVELOPMENT COSTS

Software development costs as of December 31, consist of the following:


                                                                                1998                  1997
                                                                                ----                  ----
Costs Incurred                                                           $      7,643,240      $      4,451,666
Less:  accumulated amortization                                                (1,334,566)              (20,294)
Write-down of capitalized costs                                                (2,902,152)                    -
                                                                            -------------         -------------
Software development costs, net                                          $      3,406,522      $      4,431,372
                                                                            =============         =============

Amortization expense for the years ended December 31,1998, and 1997 was $1,314,272 and $20,294, respectively. During 1998, there was a $2,902,152 write-down of capitalized costs to estimated net realizable value, which is included in the statement of operations as a nonrecurring expense.

6.       OTHER ASSETS

Other assets at December 31, consist of the following:

                                                                                1998                  1997
                                                                                ----                  ----
Security deposits                                                         $        88,275       $        24,980
Other                                                                              10,000                10,000
                                                                             ------------          ------------
Total other assets                                                        $        98,275       $        34,980
                                                                             ============          ============

7.       OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, consist of the following:


                                                                                1998                  1997
                                                                                ----                  ----
Royalties payable                                                         $       586,936       $        44,025
Contract loss provision                                                           253,386                73,456
Accrued Jetform sales                                                                   -               212,114
Accrued payables                                                                   50,000                96,448
Other                                                                             201,252               106,322
                                                                             ------------          ------------
                                                                          $     1,091,574       $       532,365
                                                                             ============          ============

8.       REVOLVING LINE OF CREDIT

At December 31, 1998, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $2,000,000. This line expires on June 17, 1999. Draws against this line are limited by varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank's prime rate plus 0.5% (8.25% at December 31, 1998). The lender has a first priority security interest in the Company's receivables and a direct assignment of its U.S. Government contracts. The revolving line of credit, among other covenants, requires the Company to comply with certain financial ratios, with which the Company was not in compliance at December 31, 1998. At December 31, 1998, there was an outstanding balance of $1,796,000 on the line.

9.       COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES
The future minimum lease payments under capital leases for equipment and the present value of the minimum lease payments are as follows:

Year Ending December 31, 1999                                             $        16,957
Less amount representing interest                                                  (1,962)
                                                                             ------------
Total obligation representing principal                                   $        14,995
                                                                             ============


OPERATING LEASES
The Company leases facilities and equipment under long-term operating lease agreements extending through 2004. Rent expense was $766,314 and $341,071 for the years ended December 31, 1998 and 1997, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, are as follows:

Year ending December 31,
1999                                                                      $     1,128,093
2000                                                                              756,666
2001                                                                              586,520
2002                                                                              519,066
2003 through 2004                                                                 600,418
                                                                             ------------
Total minimum rent payments                                               $     3,590,763
                                                                             ============


The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents shall be adjusted each year to reflect increases in the consumer price index and the Company's proportionate share of real estate tax increases on the leased property. The Company entered into a new lease in March 1998 with a two-year term ending in 2000. The leases are secured by security deposits in the amount of $88,275.

The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 1998, is $466,164, of which $201,162 is payable in 1999, $160,303 is payable in 2000, $31,993 is payable in 2001, $32,953 is payable in 2002 and $39,753 is payable in 2003 through 2004.

ROYALTIES
In August 1996, the Company entered into an agreement to purchase the software product UNICAST. As part of the agreement, royalties are paid to the seller on sales of the UNICAST licensing fees collected by the Company. The aggregate amount of the royalties pursuant to this agreement will not exceed $1,000,000. Royalties paid in 1998 were $640 and no royalties were paid in 1997.

In September 1996, the Company entered into an agreement whereby, in consideration of an expense sharing arrangement, the Company will pay royalties on sales of the UNICAST licensing fees collected by the Company. The royalties will not exceed $245,831. Royalties paid in 1998 were $7,668 and no royalties were paid in 1997.

In March 1997, the Company entered into an agreement with Computer Associates International, Inc. (CA). As part of the agreement, royalties are paid to CA based upon sales of the UNICAST licensing fees collected by the Company. Royalties paid in 1998 were $185,979 and no royalties were paid in 1997.

In February 1998, the Company entered into an agreement to acquire all rights, title and interest for the development of a software application which runs on a personal computer to remedy software which is not Year 2000 compliant
(the "Tool"). As part of the agreement, royalties are paid on all professional service fees in which the Tool is utilized for assessment and/or remediation services. The aggregate amount of the royalties pursuant to this agreement will not exceed $4,000,000. Royalties paid in 1998 were $32,618.

10.      INCOME TAXES
The provision for income taxes consists of the following:



                                                                                   December 31,
                                                                            1998                   1997
                                                                         -------------          -------------
Current expense
     Federal                                                          $              -       $              -
     State                                                                           -                      -
                                                                         -------------          -------------

Deferred expense
     Federal                                                          $              -       $         65,967
     State                                                                           -                  7,761
                                                                         -------------          -------------
                                                                                     -                 73,728
                                                                         -------------          -------------
Expense for income taxes                                              $              -       $         73,728
                                                                         =============          =============


The items that give rise to the deferred tax expense shown above are as follows:

                                                                                   December 31,
                                                                            1998                   1997
                                                                         -------------          -------------
Depreciation                                                          $              -       $        (27,000)
Vacation expense                                                                     -                 39,928
Bad debt expense                                                                     -                 60,800
                                                                         -------------          -------------
Tax effects of temporary differences                                  $              -       $         73,728
                                                                         =============          =============

The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities are as follows:


                                                                                   December 31,
                                                                            1998                   1997
                                                                         -------------          -------------
Deferred Tax Assets
Net Operating Loss Carry forward                                      $      4,272,387       $      1,342,732
Accrued Vacation                                                               106,777                 82,528
Allowance for Bad Debts                                                        311,609                130,927
Deferred Revenue                                                                     -                 41,801
Intangibles                                                                     64,006                      -
Fixed Assets                                                                     6,084                      -
Other                                                                            1,186                    988
                                                                         -------------          -------------
     Subtotal                                                                4,762,049              1,598,976
Valuation Allowance                                                         (4,762,049)            (1,531,566)
                                                                         -------------          -------------
     Subtotal                                                                        -                 67,410
                                                                         -------------          -------------

Deferred Tax Liabilities
Intangibles                                                           $              -       $        (14,210)
Fixed Assets                                                                         -                (53,200)
                                                                         -------------          -------------
     Subtotal                                                                        -                (67,410)
                                                                         -------------          -------------
Total                                                                 $              -       $              -
                                                                         =============          =============


The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:


                                                                                   December 31,
                                                                            1998                   1997
                                                                         -------------          -------------
Loss Before Taxes                                                     $     (9,023,945)      $     (1,483,223)
                                                                         =============          =============
Income Taxes (benefit) on above amount at federal statutory rate            (3,068,141)              (504,296)
State income taxes net of federal benefit                                     (360,958)               (59,329)
Increase in valuation allowable                                              3,230,483                604,702
Effect of change in estimates and non deductible items                         198,616                 32,651
                                                                         -------------          -------------
Provision for income taxes                                            $              -       $         73,728
                                                                         =============          =============

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

The Company has net operating loss carryforwards of approximately $11 million which expire, if unused, in the year 2018. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryover.

11.      MAJOR CUSTOMERS

Traditionally, IAI's clients have spanned a wide range of enterprises in the private sector along with government agencies. In 1998, governmental clients included the U.S. Army and the U.S. Customs Service ("USCS"). The total revenue derived from and through USCS constituted 5.3% of the Company's 1998 revenues versus 15.2% in 1997. The Company's contracts with the U.S Army accounted for 8.0% of the Company's 1998 revenues and 16.5% of the Company's 1997 revenues. The Company's revenue derived from a single commercial software company constituted 24.4% of the Company's 1998 revenue and 11.0% of the 1997 revenues. The Company's, revenue derived from a single commercial technology company accounted for 10.26% of the Company's 1998 revenue.

12.      RETIREMENT PLANS
The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Each participant can elect to have up to 15% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of the first 6% of this salary reduction. The Company can also make additional contributions at its discretion. Amounts expensed under the plan for the years ended December 31, 1998 and 1997 were $106,418 and $49,938, respectively.

13.      STOCK OPTIONS AND WARRANTS
The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 2,575,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the board of directors. The average vesting period for options granted in 1998 was one year. The exercise price of each option equals the quoted market price of the Company's stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No.
25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings would have been:

-------------------------------------------------------------------------------------------------------------
                                                                               1998                 1997
                                                                               ----                 ----
Net Loss                            As Reported                          $ (9,023,945)           $(1,556,951)
                                    Pro Forma                            $ (9,251,140)           $(2,181,032)
Loss per share                      As Reported                          $      (1.35)           $     (0.28)
                                    Pro Forma                            $      (1.39)           $     (0.39)
-------------------------------------------------------------------------------------------------------------

The fair value of the options granted in 1998 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:


                                                                       1998                    1997
                                                                       ----                    ----
        Dividend yield                                                 None                    None
        Risk-free interest rate                                        5.5%                    5.5%
        Expected volatility                                           102.8%                   65.5%
        Expected term of options                                     3 years                  2 years

The effects on 1998 and 1997 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 1998 and 1997 was $3.74 and $4.67.

The following table summarizes information about stock options outstanding at December 31, 1998:


                                         Options Outstanding                            Options Exercisable
                       -------------------------------------------------------- -------------------------------------
                                                                 Weighted
                                                                  Average
                                              Weighted           Remaining                             Weighted
  Range of Exercise        Number of           Average          Contractual         Number of           Average
        Prices              Options        Exercise Price          Life              Options        Exercised Price
                       ------------------ ------------------ ------------------ ------------------ ------------------
Less than $2.00               1,171,450      $     0.53           7.7 years              946,450     $     0.56
$2.00 and more                  454,950      $    18.01           8.6 years              444,200     $    15.97
                          -------------                                            -------------
Total                         1,626,400      $     5.42           8.0 years            1,390,650     $     5.48
                          =============                                            =============


Unexercisable options are as follows: 225,000 at $.444 per share, 2,500 options at 14.75 per share, 6,000 options at 12.25 per share, 500 options at 10.50 per share, 500 options at 11.75 per share, 500 options at 14.13 per share and 750 options at 11.81 per share. Transactions involving the plan were as follows:


                                                                  December 31,

                                                    1998                              1997
                                                    ----                              -----
                                                          Weighted                         Weighted
                                                           Average                          Average
                                            Shares          Price           Shares           Price
Outstanding, beginning of year             1,855,550      $  4.76          1,751,688       $  0.52
Granted                                       78,800         5.87            579,100         14.44
Exercised                                   (183,400)        1.29           (475,238)         0.88
Canceled                                    (124,550)       15.50                  -
------------------------------------------------------------------------------------------------------------
Outstanding, end of year                   1,626,400      $  5.42          1,855,550       $  4.76
------------------------------------------------------------------------------------------------------------

On November 14, 1997, the board of directors authorized the Company to reprice 328,100 employee stock options at a price range of $17.68 to $28.88 to $14.50 per share which was the fair market value of the common stock at the close on that date. On November 21, 1997, the board of directors authorized the Company to reprice 105,000 stock options to executive officers at a price of $25.75 per share to a price of $16.00 per share which was not less than the current closing price of the Company's common stock as of November 20, 1997.

The board of directors has also granted warrants to directors, employees and others. No warrants were issued to directors or employees in 1998 and 1997. In connection with its March 1997 private placement, the Company issued 85,713 warrants exercisable at $6.42 a share to an investment banking entity. The total warrants exercised were 34,284 in 1998 and 9,000 in 1997. As of December 31, 1998, outstanding warrants are 159,429, which expire in 4 years. The purchase price for shares issued upon exercise of these warrants range from $0.56 to $7.50 per share. These warrants are exercisable immediately.

14.     COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                                         For the Years Ended December 31,
                                                                            1998                   1997

Numerator for basic and diluted earnings
(loss) per share

Earnings
     Net loss                                                         $     (9,023,945)      $     (1,556,951)

Denominator for basic earnings per                                           6,665,321              5,649,668
     Share - weighted average shares

Effect of dilutive securities:
     Stock options                                                                   -                      -

Dilutive potential common shares                                                     -                      -

Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions                                          6,665,321              5,649,668

Basic earnings (loss) per share                                       $        (1.35)        $        (0.28)

Diluted earnings (loss) per share                                     $        (1.35)        $        (0.28)

Options to purchase 1,626,400 and 1,855,550 shares of common stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

15.      SUBSEQUENT EVENTS

PROSPECTIVE MERGER MEMORANDUM
On March 4, 1999, the Company signed a non-binding letter of intent to merge with a growing, profitable firm in the telecommunications industry. The identity of this company will be held in confidence until a formal merger agreement is completed and relative valuations of both companies can be determined through a fairness appraisal.

Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------

                                 Exhibit Index

Exhibit
No.       Description                                        Location
3.1       Amended and Restated Articles of Incorporation     Incorporated by reference from the Registrant's Form 10-KSB/A
          effective March 18, 1997                           for the fiscal year ending December 31, 1996 and filed on
                                                             July 3, 1997

3.2       Articles of Amendment to the Articles of           Filed with this Form 10-KSB
          Incorporation

3.3       Amended By-Laws of the Company                     Incorporated by reference from the Registrant's Form S-18
                                                             dated November 20, 1986 (Commission File No. 33-9390).

4.1       Copy of Stock Certificate                          Filed with this Form 10-KSB

10.1      Office Lease for 18,280 square feet at 11240       Incorporated by reference from the Registrant's Form 10-KSB/A for the
          Waples Mill Road, Fairfax, Virginia 22030.         fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2      Company's 401(k) Profit Sharing Plan through       Incorporated by reference from the Registrant's Form 10-KSB/A for the
          Aetna Life Insurance and Annuity Company.          fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3      1986 Stock Option Plan                             Incorporated by reference from the Registrant's Form S-8 filed on December 20, 1988

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

10.6      Warrant Agreement between James D. Wester, a       Incorporated by reference from the Registrant's Form 10-KSB/A director, and the Company dated February 24, 1993  for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.7      Royalty Agreement between James D. Wester and the  Incorporated by reference from the Registrant's Form 10-KSB/A
          Company in exchange for development expense        the fiscal year ending December 31, 1996 and filed on July 3, 1997 advances.

10.8      Amended Royalty Agreement between James D.         Incorporated by reference from the Registrant's Form 10-QSB
          Wester and the Company in exchange for             for the period ending March 31, 1998 and filed on May 15, 1998.
          development expense advances.


Information Analysis Incorporated                     1998 Report on Form 10-KSB
--------------------------------------------------------------------------------



10.9      Registration Rights Agreement dated February        Incorporated by reference from the Registrant's Form 10-KSB/A
          27, 1997 between the Company and certain            for the fiscal year ending December 31, 1996 and filed on July 3, 1997 purchases of Common Stock.

10.10     Software License Agreement dated March 24,          Incorporated by reference from the Registrant's Form 10-QSB/A
          1997 between the Company and Computer               for the Quarter ended March 31, 1997 and filed on July 18, 1997.
          Associates, International, Inc.,

10.11     Employment contract for Brendan J. Dawson           Incorporated by reference from the Registrant's Form 10-QSB for the
                                                              Quarter ended September 30, 1997 and filed on November 10, 1997.

10.12     Office lease for 19,357 square feet at 3877         Incorporated by reference from the Registrant's Form 10-QSB for the
          Fairfax Ridge Road, Fairfax, Virginia               period ending March 31, 1998 and filed on May 15, 1998.

21.1      List of Subsidiaries.                               Filed with this Form 10-KSB

23.1      Consent of independent auditors, Rubino & McGeehin, Filed with this Form 10-KSB
          Chartered
23.2      Consent of independent auditors, Ernst & Young LLP. Filed with this Form 10-KSB

27.1      Financial Data Schedule.                            Filed with this Form 10-KSB