Form 10QSB
period 1999-03-31
INFORMATION ANALYSIS INC
filed 1999-05-14
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                          COMMISSION
  MARCH 31, 1999                                             FILE NO. 0-22405


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

         Yes     x            No
             --------             --------

    State the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999:

         Common Stock, par value $.01, 6,918,673 shares

   Transitional small business disclosure format.

         Yes                  No     x
             --------            ---------

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                                   Page
PART I.   FINANCIAL INFORMATION                                   Number

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                        3

          Condensed Consolidated Statements of Operations
          for the three months ended
          March 31, 1999 and March 31 1998                            4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended  March 31, 1999 and
          March 31, 1998                                              5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                           8

Item 6.   Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                            9

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           As Of             As Of
                                                                      March 31, 1999   December 31, 1998
                                                                         Unaudited          Audited
                                                                         ----------       ----------
                             ASSETS
Current assets:
     Cash and cash equivalents                                             $137,280         $176,399
     Accounts receivable, net                                             3,909,367        4,419,795
     Employee advances                                                       32,107           29,678
     Prepaid expenses                                                       140,437           89,629
     Other receivables                                                       56,298           56,059
                                                                         ----------       ----------
          Total current assets                                            4,275,489        4,771,560

Fixed assets, net                                                           544,062          650,474

Equipment under capital leases, net                                          21,983           25,743

Capitalized software, net                                                 3,132,348        3,406,522

Other receivables                                                            49,454           50,226
Other assets                                                                122,625           98,275
                                                                         ----------       ----------
                     Total assets                                        $8,145,961       $9,002,800
                                                                         ==========       ==========

              LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $1,941,413       $2,323,394
     Accrued payroll and related liabilities                                488,503          692,778
     Other accrued liabilities                                              696,221        1,091,574
     Revolving line of credit                                             1,833,200        1,796,200
     Current maturities of capital lease obligations                         12,809           14,995
                                                                         ----------       ----------
         Total current liabilities                                        4,972,146        5,918,941
                                                                         ----------       ----------
         Total liabilities                                                4,972,146        5,918,941

Common stock, par value $0.01, 15,000,000 shares authorized;
     8,423,284 and 8,358,784 shares issued, 6,918,673 and
     6,854,173 outstanding at March 31, 1999 and
     December 31, 1998, respectively                                         84,233           83,588
Additional paid in capital                                               12,658,794       12,639,666
Retained earnings                                                       (8,714,899)      (8,785,082)
Less treasury stock; 1,504,611 shares at cost                             (854,313)        (854,313)
                                                                         ----------       ----------
         Total stockholders' equity                                       3,173,815        3,083,859
                                                                         ----------       ----------
Total liabilities and stockholders' equity                               $8,145,961       $9,002,800
                                                                         ==========       ==========

SEE ACCOMPANYING NOTES

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the three months ended
                                                                          --------------------------
                                                                                   March 31,
                                                                                   ---------
                                                                            1999             1998
                                                                         Unaudited         Unaudited
                                                                         ----------       -----------
Sales
Professional fees                                                        $3,515,958        $2,037,040
Software sales                                                              319,706         2,131,966
                                                                         ----------        ----------
     Total sales                                                          3,835,664         4,169,006

Cost of sales
Cost of professional fees                                                 2,095,509         1,592,662
Cost of software sales                                                      375,711           574,921
                                                                         ----------        ----------
     Total cost of sales                                                  2,471,220         2,167,583
                                                                         ----------        ----------

Gross profit                                                              1,364,444         2,001,423

Selling, general and administrative expenses                              1,186,837         1,686,207
Research & Development                                                       72,935           287,753
                                                                         ----------        ----------

Income from operations                                                      104,672            27,463

Other (expense) income                                                     (34,489)            32,040
                                                                         ----------        ----------

Income before provision for income taxes                                     70,183            59,503

Provision for income taxes                                                        0                 0

Net income                                                                  $70,183           $59,503
                                                                            =======           =======

Earnings per common share
Basic                                                                         $0.01             $0.01
Diluted                                                                       $0.01             $0.01

Weighted average common shares outstanding
Basic                                                                     6,894,529         6,497,215
Diluted                                                                   8,029,979         8,205,965

SEE ACCOMPANYING NOTES

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                              March 31,
                                                                              ---------
                                                                        1999              1998
                                                                      Unaudited         Unaudited
                                                                      ---------         ---------
Net income                                                             $70,183           $59,503

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                            84,816            69,663
Amortization                                                             5,265            26,877
Amortization of capitalized software                                   274,174           201,400
Loss on sale of fixed assets                                             8,286                --
Changes in operating assets and liabilities
    Accounts receivable                                                510,428       (1,960,819)
    Other receivables and prepaid expenses                            (77,054)         (152,033)
    Accounts payable and accrued expenses                            (981,610)           473,531
                                                                    ----------      ------------
Net cash (used) by operating activities                             $(105,512)      $(1,281,878)
                                                                    ----------      ------------

Cash flows from investing activities
Acquisition of furniture and equipment                                      --         (160,592)
Increase in capitalized software                                            --         (976,753)
Proceeds from sale of fixed assets                                      11,805                --
                                                                    ----------       -----------
   Net cash provided (used) in investing activities                     11,805       (1,137,345)
                                                                 -------------       -----------

Cash flows from financing activities
Net borrowing (payments) under bank revolving line of credit            37,000         (599,600)
Principal payments on capital leases                                   (2,186)           (4,090)
Net Proceeds from private placement                                         --         5,646,685
Proceeds from exercise of stock options and warrants                    19,774           368,388
                                                                        ------         ---------
   Net cash provided by financing activities                            54,588         5,411,383
                                                                        ------         ---------

Net (decrease) increase in cash and cash equivalents                  (39,119)         2,992,160

Cash and cash equivalents at beginning of the period                   176,399           363,753

Cash and cash equivalents at end of the period                        $137,280        $3,355,913
                                                                      ========        ==========

Supplemental cash flow Information
Interest paid                                                          $38,562            $6,092

SEE ACCOMPANYING NOTES

FORWARD-LOOKING STATEMENTS

        CERTAIN STATEMENTS MADE BY THE COMPANY'S MANAGEMENT MAY BE CONSIDERED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE BASED ON VARIOUS FACTORS AND ASSUMPTIONS THAT INCLUDE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE" AND "PROJECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. SUCH STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUES, INCOME OR LOSS, EXPENSES, PLANS, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, INCLUDING, BUT NOT LIMITED TO THE SIZE AND TIMING OF ORDERS AND CONTRACTS, CHANGES IN ECONOMIC CONDITIONS, THE COST OF LABOR, CHANGES IN TECHNOLOGY AND GENERAL COMPETITIVE FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

PART I

ITEM 1.  FINANCIAL STATEMENTS.

                       INFORMATION ANALYSIS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company"). Financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.


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


        The Company's main focus had been to license the UNICAST product to third-parties who were either engaged in the business of correcting date impacts in other parties' software or undertaking this remediation process for their own software. IAI also sought to perform remediation services in its own large volume production environment, called a solutions factory, in which it could utilize its own automation tools. During the latter part of 1998, IAI began to appreciate that Year 2000 market demand was not developing to the extent which third-parties had projected as the so-called millenium bug began to emerge. Therefore, the Company began to devote greater resources to modernization and conversion services. Today, IAI has a short-term and long-term business strategy which involves the use of UNICAST. In the short-term, the Company believes UNICAST can continue to produce license fee revenues from system integrators and other users who acquire UNICAST to automate the correction of date impacts. The Company intends to continue to utilize its own solutions factory not only to generate such license fees but also to earn additional service revenue as it undertakes third-party engagements to remedy software. In the long-term, UNICAST is expected to facilitate the Company's ability to provide systems modernization services to companies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, databases,and mainframe, midrange, client servers, intranet and internet platforms. It is still uncertain whether and to what extent the Company's strategies will prove successful.


THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

REVENUE
        IAI's revenues in the first quarter of fiscal 1999 were $3.8 million, compared to $4.2 million in the first quarter of fiscal 1998, a decrease of 8%. Professional services revenue was $3.5 million versus $2.0 million, an increase of 73%, and product revenue was $0.3 million versus $2.1 million. The increase in professional services revenue is attributable, in part, to the Company's strategy to reemphasize services as its core business focus. The Company believes that the decrease in product sales was attributable to a general decline in the market place for Year 2000 products.

GROSS MARGINS
        Overall gross margins were $1.4 million, or 36% of sales, in the first quarter of fiscal 1999 versus $2.0 million, or 48% of sales, in the first quarter of fiscal 1998. Of the $1.4 million in 1999, $1.4 million was attributable to services and $(0.1) million was due to software sales. The decrease in software sales from which the Company has realized higher profit margin percentages caused the overall percentage reduction in profit margin. For the first quarter of 1999, gross margins as a percentage of sales were 40% for professional services and (18%) for software sales. In the first quarter of 1998, the Company reported gross margins of approximately 22% for services and 73% for software sales.

SELLING, GENERAL AND ADMINISTRATIVE
        Selling, general and administrative expenses (SG&A) were $1.2 million, or 31% of revenues, in the first quarter of 1999 versus $1.7 million, or 40% of revenues, in the first quarter of 1998, a decrease of 30%. The decrease is attributable to the Company's reduction in marketing and support expenses for its Year 2000 products. The Company believes that SG&A expenses will decline as a percentage of revenue if overall revenue increases.

RESEARCH AND DEVELOPMENT
        Research and Development (R&D) expenditures were $0.1 million in the first quarter of fiscal 1999 versus $0.3 in the first quarter of fiscal 1998. The decrease is due to lower software maintenance expenses in 1999. IAI had no capitalized software development cost in the first quarter of 1999 and $0.7 million in the first quarter of 1998.

PROFITS
        The Company generated an operating profit of $105,000 in the first quarter of 1999 compared to $28,000 in the first quarter of 1998. In general, the profit reflected a substantial improvement in gross margins in sales of professional services, combined with an overall reduction in expenses. Because of a net operating loss carryforward, the Company did not accrue for income taxes in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        In the first quarter of 1999, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at March 31, 1999 were $137,280, compared to $3,355,913 at March 31, 1998. In the first quarter of 1998, the Company had raised $5,646,685 which accounts in substantial part for the reduction in cash and cash equivalents between the first quarters ending in 1999 and 1998.

        The Company's line of credit of $2,000,000 expires June 19, 1999 at which time it is subject to renewal. The Company is out of compliance with certain covenants pertaining to its credit facility but the Company's bank has not declared a default. The Company believes its line of credit, coupled with funds being generated from operations, assuming the operations are profitable, should be sufficient to meet IAI's current operating cash requirements. The Company, however, may be required from time to time to delay the timely payment of its accounts payable.

        The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS

        On March 30, 1999, a class action complaint was filed against the Company, Sandor Rosenberg, its chairman and chief executive officer, and Richard
S. DeRose, its chief financial officer, in the United States District Court for the Eastern District of Virginia, Alexandria Division. The claims asserted in the litigation arise under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated under these sections. The named plaintiff in the case is Elka Goldenberg who is seeking to have the court certify the case for a class action status and to certify her as the representative on behalf of the class.

        The complaint alleges that public misrepresentations and the failure to disclose material adverse information caused the market price of the Company's securities to be artificially inflated between the period of February 26, 1998 through September 25, 1998. As a result thereof, the complaint alleges that all persons who sold or acquired the Company's securities during the period indicated were damaged. No amount has been specified in the complaint for damages.

        Although the complaint was filed on March 30, 1999, as of May 13, 1999, service of process has not yet been effected on the Company or the individual defendants. Therefore, no obligation yet exists to respond to the complaint. The Company is of the opinion that the complaint is without merit and that, other than defense costs should the Company need to respond to the complaint, no financial exposure will result to the Company or the two officers named as defendants. The Company's counsel has been in discussion with the plaintiff's attorneys towards having the complaint dismissed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     See the Index to Exhibits attached hereto.

(b) Form 8-K was filed on January 11, 1999 and is incorporated by reference in which a change was made as to the Company's certifying accountant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
_________________________________
(Registrant)


Date:   May 13, 1999                   By:    /s/ Sandor Rosenberg
      _______________                         _________________________________
                                              Sandor Rosenberg, Chairman of the
                                              Board and President



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