Form 10QSB
period 1999-06-30
INFORMATION ANALYSIS INC
filed 1999-08-16
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                                COMMISSION
  JUNE 30, 1999                                                FILE NO. 0-22405


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

          Yes     x                      No
              --------                      ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999:

Common Stock, par value $.01, 6,918,673 shares

Transitional small business disclosure format.

Yes                         No     x
    -------                    ------

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index

                                                                         Page
PART I.   FINANCIAL INFORMATION                                        Number

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998                               3

          Condensed Consolidated Statements of Operations
          for the three months and nine months ended
          June 30, 1999 and June 30, 1998                                   4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended  June 30, 1999 and
          June 30, 1998                                                     5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                10

Item 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                 11

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             As of                     As of
                                                                          June 30, 1999           December 31, 1998
                                                                           (UNAUDITED)                (AUDITED)
                                                                            ---------                  -------
ASSETS
Current assets:
     Cash and cash equivalents                                            $     15,927              $   176,399
     Accounts receivable, net                                                3,288,457                4,419,795
     Employee advances                                                          23,265                   29,678
     Prepaid expenses                                                          112,359                   89,629
     Other receivables                                                         101,177                   56,059
                                                                          ------------              -----------
          Total current assets                                               3,541,185                4,771,560

Fixed assets, net                                                              419,557                  650,474

Equipment under capital leases, net                                             18,222                   25,743

Capitalized software, net                                                    2,858,174                3,406,522
Other receivables                                                               49,454                   50,226
Other assets                                                                    59,330                   98,275
                                                                        --------------            -------------
                     Total assets                                           $6,945,922               $9,002,800
                                                                        ==============            =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $1,719,911               $2,323,394
     Accrued payroll and related liabilities                                   467,643                  692,778
     Other accrued liabilities                                                 619,926                1,091,574
     Revolving line of credit                                                1,781,600                1,796,200
     Current maturities of capital lease obligations                            10,622                   14,995
                                                                        --------------            -------------
         Total current liabilities                                           4,599,702                5,918,941
                                                                                  -                          -
                                                                        --------------            -------------
Total liabilities                                                            4,599,702                5,918,941

Common stock, par value $0.01, 15,000,000 shares authorized; 8,423,284 and
     8,358,784 shares issued, 6,918,673 and 6,854,173 outstanding at June
     30, 1999 and December 31, 1998, respectively                               84,233                   83,588
Additional paid in capital                                                  12,658,794               12,639,666
Retained earnings                                                           (9,542,494)              (8,785,082)
Less treasury stock; 1,504,611 shares at cost                                 (854,313)                (854,313)
                                                                         -------------              -----------
         Total stockholders' equity                                          2,346,220                3,083,859
                                                                             ---------                ---------
Total liabilities and stockholders' equity                                  $6,945,922               $9,002,800
                                                                            ==========               ==========
See accompanying notes


               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Three months ended June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)                   1999             1998
                                                                   ----             ----
Net sales:
      Professional services                               $   1,924,717   $    3,342,911
      Software sales                                            280,893        2,474,087
                                                                -------        ---------
      Total sales                                             2,205,610        5,816,998
Cost of goods sold and services provided:
      Cost of professional services                           1,580,373        2,377,080
      Cost of software sales                                    361,245        1,037,751
                                                                ------- ----------------
      Total cost of goods sold and services provided          1,941,618        3,414,831
Gross margin                                                    263,992        2,402,167
Operating expenses:
      Selling, general and administrative                     1,053,716        1,730,716
      Research and development                                       --          391,267
                                                                  -----   --------------
      Total operating expenses                                1,053,716        2,121,983
Operating (loss) income                                        (789,724)         280,184
Other (expense) income                                          (37,872)          50,184
                                                           -------------   -------------
(Loss) income before income taxes                              (827,596)         330,368
Provision for income taxes                                           --               --
                                                              ---------         --------
Net (loss) income                                          $   (827,596)      $  330,368
                                                           =============      ==========
Earning per common share:
      Basic                                                   ($  0.12)          $  0.05
                                                               ========          =======
      Diluted                                                 ($  0.12)          $  0.04
                                                               ========          =======
Weighted average common shares outstanding:
      Basic                                                   6,918,673        6,654,685
      Diluted                                                 6,918,673        8,076,235

                                                               Six months ended June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)                   1999             1998
                                                                   ----             ----
Net sales:
      Professional services                               $   5,440,675   $    5,379,951
      Software sales                                            600,599        4,606,053
                                                                ------- ----------------
      Total sales                                             6,041,274        9,986,004
Cost of goods sold and services provided:
      Cost of professional services                           3,675,882        3,969,742
      Cost of software sales                                    736,956        1,612,672
                                                                -------    -------------
      Total cost of goods sold and services provided          4,412,838        5,582,414
Gross margin                                                  1,628,436        4,403,590
Operating expenses:
      Selling, general and administrative                     2,240,553        3,416,923
      Research and development                                   72,935          679,020
                                                                 ------          -------
      Total operating expenses                                2,313,488        4,095,943
Operating (loss) income                                        (685,052)         307,647
Other (expense) income                                          (72,361)          82,224
                                                           -------------    ------------
(Loss) income before income taxes                              (757,413)         389,871
Provision for income taxes                                           --               --
                                                              ---------         --------
Net (loss) income                                         $    (757,413)     $   389,871
                                                          ==============     ===========
Earning per common share:
      Basic                                                   ($  0.11)          $  0.06
                                                               ========          =======
      Diluted                                                 ($  0.11)          $  0.05
                                                               ========          =======
Weighted average common shares outstanding:
      Basic                                                   6,906,667        6,586,862
      Diluted                                                 6,906,667        8,008,412

See accompanying notes

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            For the Six Months Ended June 30,
                                                                            --------------------------------
(UNAUDITED)                                                                        1999                   1998

Net (loss) income                                                             $(757,413)              $389,871

 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                                                 158,310                165,190
   Amortization                                                                  10,445                 42,279
   Software Amortization of Capitalized Software                                548,348                517,001
   Loss on sale of fixed assets                                                  22,838                      -
   Changes in operating assets and liabilities
     Accounts receivable                                                      1,131,338             (4,033,605)
     Other receivables and prepaid expenses                                     (21,718)              (300,848)
     Refundable income taxes                                                          -                 32,681
     Accounts payable and accrued expenses                                   (1,300,266)             1,844,422
                                                                               ---------           -----------
 Net cash (used) by operating activities                                      $(208,118)           $(1,343,009)
                                                                               ---------            -----------

 Cash flows from investing activities
   Acquisition of furniture and equipment                                             -               (332,536)
   Increase in capitalized software                                                   -             (2,048,519)
                                                                                    ---             ----------
   Proceeds from sale of fixed assets                                            46,845                      -
                                                                                -------             ----------
Net cash provided (used) in investing activities                                 46,845             (2,381,055)
                                                                                -------             ----------

 Cash flows from financing activities
   Net (payments) under bank revolving line of credit                           (14,600)              (599,600)
   Principal (payments) purchases on capital leases                              (4,373)                40,567
   Net Proceeds from private placement                                                -              5,646,685
   Proceeds from exercise of stock options and warrants                          19,774                397,220
                                                                               --------            -----------
    Net cash provided by financing activities                                       801              5,484,872
                                                                                   ----             ----------

 Net (decrease) increase in cash and cash equivalents                          (160,472)             1,760,808
 Cash and cash equivalents at beginning of the period                           176,399                363,753

 Cash and cash equivalents at end of the period                                 $15,927             $2,124,561
                                                                                =======             ==========

 Supplemental cash flow Information
   Interest paid                                                                $79,426                 $8,520
See accompanying notes

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements regarding the Company's business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company's 10-KSB for the fiscal year ended December 31, 1998 and in other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

OVERVIEW

Prior to 1997, IAI was primarily dedicated to providing a range of information technology services such as software applications development, software conversions, information systems reengineering and systems integration. In 1996, IAI acquired the rights to a software tool which IAI initially intended to utilize for systems conversion services as companies sought to migrate from mainframe legacy systems to more modern day platforms and environments. After acquiring the rights to this tool, which IAI named UNICAST, IAI recognized that the tool's functionality was capable of being extended to address the Year 2000 problem currently confronting many computer systems. This problem basically prevents certain software applications from recognizing dates and executing transactions involving years subsequent to 1999.

The Company's main focus had been to license the UNICAST product to third-parties who were either engaged in the business of correcting date impacts in other parties' software or undertaking this remediation process for their own software. IAI also sought to perform remediation services in its own large volume production environment, called a solutions factory, in which it could utilize its own automation tools. During the latter part of 1998, IAI began to appreciate that Year 2000 market demand was not developing to the extent which third-parties had projected. Therefore, the Company began to devote greater resources to modernization and conversion services and web based solutions. The downturn in Year 2K software sales, which began to occur in the first quarter 1999, and the reduction in Year 2K professional fees, which became evident in the second quarter 1999, significantly accounts for the changes in software sales and professional services fees to date in 1999 in comparison to the corresponding periods in 1998.



THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

REVENUE
         IAI's revenues in the second quarter of fiscal 1999 were $2,205,610, compared to $5,816,998 in the second quarter of fiscal 1998, a decrease of 62%. Professional services revenues were $1,924,717 versus $3,342,717, a decrease of 42%, and product revenues were $280,893 versus $2,474,087, a decrease of 87%.

GROSS MARGIN
         Gross margins were $263,992, or 12% of sales, in the second quarter of fiscal 1999 versus $2,402167, or 41% of sales, in the second quarter of fiscal 1998. Of the $263,992 in 1999, $344,344 was attributable to professional services and ($80,352)was due to software sales. Gross margins as a percentage of sales were 18% for professional services and (29%) for software sales. Included in the cost of software sales are royalties the Company pays to Computer Associates International, Inc. for certain products that the Company sells. In the second quarter of 1998, the Company reported gross margins of approximately 29% for professional services and 58% for software.

SELLING, GENERAL & ADMINISTRATIVE (SG&A)
         SG&A was $1,053,716, or 48% of revenues, in the second quarter of 1999 versus $1,730,716, or 30% of revenues, in the second quarter of 1998, a decrease of 39%. The dollar decrease is attributable to the scaling back of SG&A expenses through the second quarter of

1999. The increase in SG&A as a percentage of revenue is primarily attributable to the reduction of overall revenue experienced by the Company.

RESEARCH AND DEVELOPMENT (R&D)
         R&D expenditures were $0 in the second quarter of fiscal 1999 versus $391,267 in the second quarter of fiscal 1998, as the Company terminated software maintenance expenses.

PROFITS
         The Company reported an operating loss of $789,724 in the second quarter of 1999 compared to a profit of $280,184 in the second quarter of 1998. In general, the losses are a combination of the continuing amortization of capitalized software and the reduction of Year 2K services and software sales.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

REVENUE
         IAI's revenues in the first six months of fiscal 1999 were $6,041,274, compared to $9,986,004 in the first six months of fiscal 1998, a decrease of 40%. Professional services revenues were $5,440,675 versus $5,379,951, an increase of 1%, and product revenues were $600,599 versus $4,606,053, a decrease of 87%.

GROSS MARGIN
         Gross margins were $1,628,436, or 27% of sales, in the first six months of fiscal 1999 versus $4,403,590, or 44% of sales, in the first six months of fiscal 1998. Of the $1,628,436 in 1999, $1,764,793 was attributable to professional services and ($136,357) was due to software sales. Gross margins as a percentage of sales were 32% for professional services and (23)% for software sales.

SELLING, GENERAL & ADMINISTRATIVE
         SG&A was $2,240,553, or 37% of revenues, in the first half of 1999 versus $3,416,923, or 34% of revenues, in the first half of 1998.

RESEARCH AND DEVELOPMENT
         R&D expenditures were $72,935 in the first six months of fiscal 1999 versus $679,020 in the first six months of fiscal 1998. The decrease is due to lower software maintenance expenses in 1999.

PROFITS
         The Company reported an operating loss of $685,052 in the first half of 1999 compared to a profit of $307,647 in the first half of 1998. In general, the losses are due to lower software sales combined with a higher level of amortization of capitalized software.

LIQUIDITY AND CAPITAL RESOURCES

Through the first six months of 1999, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at June 30 ,1999 were $15,927 compared to $175,399 at June 30, 1998. As of June 30, 1999 the Company had an outstanding balance on its line of credit of $1,781,600.

The Company's line of credit of $2,000,000 expired on June 19,1999. The Company signed a forbearance agreement with First Virginia Bank extending the line of credit until September 20, 1999. The Company is in negotiations with various organizations to obtain a new line of credit. The current line of credit, coupled with funds generated from operations, assuming the operations are profitable, should be sufficient to meet the Company's operating cash requirements. The Company, however, may be required from time to time to delay the timely payment of its accounts payable. The Company cannot be certain that there will not be a need for additional working capital at some point in fiscal 1999. It is uncertain whether the Company will be able to obtain such additional working capital.

The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the class action lawsuit referenced in the Form 10-QSB for the three months ended March 31, 1999, the Company is not a party to any other material legal proceeding. No developments occurred in the class action lawsuit in the quarter ended June 30, 1999.

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


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: August 13, 1999                       By:
      ---------------                          ---------------------------------
                                               Sandor Rosenberg, Chairman of the
                                                      Board and President



                                            By:
                                               --------------------------------
                                               Richard S. DeRose, Executive Vice
                                                     President and Treasurer

                                INDEX TO EXHIBITS



EXHIBIT NO.                                          DESCRIPTION

27.1                                             Financial Data Schedule