Form 10QSB
period 1999-09-30
INFORMATION ANALYSIS INC
filed 1999-11-15
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                           COMMISSION
  SEPTEMBER 30, 1999                                            FILE NO. 0-22405


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

          Yes ___x___                      No ______

State the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1999:

Common Stock, par value $.01, 6,918,673 shares

Transitional small business disclosure format.

Yes _______                 No ___x___                             .

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index

                                                                                   Page
PART I.   FINANCIAL INFORMATION                                                  Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998                                3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              September 30, 1999 and September 30, 1998                               4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended  September 30, 1999 and
              September 30, 1998                                                      5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                                    6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                           7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                          10

Item 6.   Exhibits and Reports on Form 8-K                                           10

SIGNATURES                                                                           11

EXHIBIT INDEX                                                                        12

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             As of                      As of
                                                                        September 30, 1999        December 31, 1998
                                                                           (UNAUDITED)                (AUDITED)
                                                                         ----------------         ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $    135,757              $   176,399
     Accounts receivable, net                                                2,564,947                4,419,795
     Employee advances                                                          10,307                   29,678
     Prepaid expenses                                                           80,217                   89,629
     Other receivables                                                         112,321                   56,059
                                                                          ------------              -----------
          Total current assets                                               2,903,549                4,771,560

Fixed assets, net                                                              344,426                  650,474

Equipment under capital leases, net                                             14,462                   25,743

Capitalized software, net                                                    2,585,267                3,406,522
Other receivables                                                               49,454                   50,226
Other assets                                                                    59,330                   98,275
                                                                        --------------            -------------
          Total assets                                                      $5,956,488               $9,002,800
                                                                            ==========               ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $1,858,370               $2,323,394
     Accrued payroll and related liabilities                                   324,777                  692,778
     Other accrued liabilities                                                 757,515                1,091,574
     Revolving line of credit                                                1,126,700                1,796,200
     Current maturities of capital lease obligations                             8,436                   14,995
                                                                         -------------            -------------
         Total current liabilities                                           4,075,798                5,918,941
                                                                                     -                       -
                                                                     -----------------         ---------------
Total liabilities                                                            4,075,798                5,918,941

Common stock, par value $0.01, 15,000,000 shares authorized;
     8,423,284 and 8,358,784 shares issued, 6,918,673 and
     6,854,173 outstanding at September 30,1999 and
     December 31, 1998, respectively                                            84,233                   83,588
Additional paid in capital                                                  12,658,795               12,639,666
Retained earnings                                                          (10,008,025)              (8,785,082)
Less treasury stock; 1,504,611 shares at cost                                 (854,313)                (854,313)
                                                                         -------------              -----------
         Total stockholders' equity                                          1,880,690                3,083,859
                                                                             ---------                ---------
Total liabilities and stockholders' equity                                  $5,956,488               $9,002,800
                                                                            ==========               ==========
See accompanying notes


               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months ended September 30,
(UNAUDITED)                                                        1999             1998
                                                                   ----             ----
Net sales:
      Professional services                               $   1,548,178   $    2,643,329
      Software sales                                            549,767          112,791
                                                                -------          -------
      Total sales                                             2,097,945        2,756,120
Cost of goods sold and services provided:
      Cost of professional services                           1,037,233        3,056,744
      Cost of software sales                                    791,447          397,473
                                                                -------          -------
      Total cost of goods sold and services provided          1,828,680        3,454,217
Gross margin                                                    269,265         (698,097)
Operating expenses:
      Selling, general and administrative                       702,495        1,879,292
      Research and development                                        -          353,282
                                                              ----------      ----------
      Total operating expenses                                  702,495        2,232,574
Operating (loss)                                               (433,230)      (2,930,671)
Other (expense) income                                          (32,301)          15,479
                                                              ----------      ----------
(Loss) before income taxes                                     (465,531)      (2,915,192)
Provision for income taxes                                           --               --
                                                              ---------         --------
Net (loss)                                                 $   (465,531)   $  (2,915,192)
                                                           =============   ==============
Earnings per common share:
      Basic                                                     $(0.07)          $(0.43)
                                                                =======          =======
      Diluted                                                   $(0.07)          $(0.43)
                                                                =======          =======
Weighted average common shares outstanding:
      Basic                                                   6,918,673        6,724,851
      Diluted                                                 6,918,673        6,724,851

                                                         Nine months ended September 30,
(UNAUDITED)                                                        1999             1998
                                                                   ----             ----
Net sales:
      Professional services                               $   6,988,853   $    8,023,280
      Software sales                                          1,150,366        4,718,844
                                                              --------- ----------------
      Total sales                                             8,139,219       12,742,124
Cost of goods sold and services provided:
      Cost of professional services                           4,713,115        7,026,486
      Cost of software sales                                  1,528,403        2,010,145
                                                              ---------    -------------
      Total cost of goods sold and services provided          6,241,518        9,036,631
Gross margin                                                  1,897,701        3,705,493
Operating expenses:
      Selling, general and administrative                     2,943,048        5,296,215
      Research and development                                   72,935        1,032,302
                                                                 ------        ---------
      Total operating expenses                                3,015,983        6,328,517
Operating (loss)                                             (1,118,282)      (2,623,024)
Other (expense) income                                         (104,662)          97,703
                                                          --------------    ------------
(Loss) before income taxes                                   (1,222,944)      (2,525,321)
Provision for income taxes                                           --               --
                                                              ---------         --------
Net (loss)                                              $    (1,222,944)   $  (2,525,321)
                                                        ================   ==============
Earnings per common share:
      Basic                                                     $(0.18)          $(0.38)
                                                                =======          =======
      Diluted                                                   $(0.18)          $(0.38)
                                                                =======          =======
Weighted average common shares outstanding:
      Basic                                                   6,910,713        6,633,364
      Diluted                                                 6,910,713        6,633,364

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          For the Nine Months Ended September 30,
                                                                          ---------------------------------------
(UNAUDITED)                                                                      1999                   1998
Net (loss)                                                                  $(1,222,944)           $(2,525,321)

 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                                                 222,819                219,863
   Amortization                                                                  15,547                 55,296
   Software Amortization of Capitalized Software                                821,253                872,993
   Loss on sale of fixed assets                                                  25,361                      -
   Changes in operating assets and liabilities
     Accounts receivable                                                      1,854,848             (3,542,810)
     Other receivables and prepaid expenses                                      12,238               (313,926)
     Refundable income taxes                                                          -                 32,681
Accounts payable and accrued expenses                                        (1,167,084)             2,113,791
                                                                             -----------           -----------
 Net cash provided (used) by operating activities                              $562,038            ($3,087,433)
                                                                               --------             -----------

 Cash flows from investing activities
   Acquisition of furniture and equipment                                        (1,961)              (257,530)
   Increase in capitalized software                                                   -             (3,172,550)
   Proceeds from sale of fixed assets                                            55,566                      -
                                                                              ---------      -----------------
Net cash provided (used) in investing activities                                 53,605             (3,430,080)
                                                                                -------             ----------

 Cash flows from financing activities
   Net (payments) borrowed under bank revolving line of credit                 (669,500)               393,600
   Principal payments on capital leases                                          (6,559)               (18,199)
   Net Proceeds from private placement                                                -              5,646,685
Proceeds from exercise of stock options and warrants                             19,774                402,820
                                                                              ---------            -----------
    Net cash (used) provided by financing activities                           (656,285)             6,424,906
                                                                              ----------            ----------

 Net (decrease) in cash and cash equivalents                                    (40,642)               (92,607)
 Cash and cash equivalents at beginning of the period                           176,399                363,753

 Cash and cash equivalents at end of the period                                $135,757               $271,146
                                                                               ========               ========

 Supplemental cash flow Information
   Interest paid                                                               $112,049                $12,204
 See accompanying notes

PART I

ITEM 1.  FINANCIAL STATEMENTS.

                        INFORMATION ANALYSIS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's main focus had been to license the UNICAST product to third-parties who were either engaged in the business of correcting date impacts in other parties' software or undertaking this remediation process for their own software. IAI also sought to perform remediation services in its own large volume production environment, called a solutions factory, in which it could utilize its own automation tools. During the latter part of 1998, IAI began to appreciate that Year 2000 market demand was not developing to the extent which third-parties had projected. Therefore, the Company began to devote greater resources to modernization and conversion services and web based solutions. The changes in the Company's focus between 1998 and 1999 substantially account for many of the differences in the Company's financial performance when periods in 1999 are compared to corresponding periods in 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

REVENUE
         IAI's revenues in the third quarter of fiscal 1999 were $2,097,945, compared to $2,756,120 in the third quarter of fiscal 1998, a decrease of 24%. Professional services revenues were $1,548,178 in 1999 versus $2,643,329 in 1998, a decrease of 41%, and product revenues were $549,767 in 1999 versus $112,791 in 1998, an increase of 387%. This increase was mostly related to JETFORM product sales.

GROSS MARGIN
         Gross margins were $269,265, or 13% of sales, in the third quarter of fiscal 1999 versus ($698,097), or (25%) of sales, in the third quarter of fiscal 1998. Of the $269,265 in 1999, $510,945 was attributable to professional services and ($241,680) was due to software sales. Gross margins as a percentage of sales were 33% for professional services and (44%) for software sales. In the third quarter of 1998, the Company reported gross margins of approximately (16%) for professional services and (252%) for software. The gross margin for 1998 was adversely impacted by a prior period adjustment. The gross margin from software sales for 1999 was adversely impacted by software amortization costs of UNICAST. For third quarter 1999, were amortization excluded, overall gross margin would have been approximately 26%.

SELLING, GENERAL & ADMINISTRATIVE (SG&A)
         SG&A was $702,495, or 33% of revenues, in the third quarter of 1999 versus $1,879,292, or 68% of revenues, in the third quarter of 1998, a decrease of 63%. The decrease in SG&A is attributable to the continued scaling back of SG&A expenses through the third quarter of 1999 as the Company continues its transition back to information technology services.

RESEARCH AND DEVELOPMENT (R&D)
         R&D expenditures were $0 in the third quarter of fiscal 1999 versus $353,282 in the third quarter of fiscal 1998, as the Company terminated software maintenance expenses.

PROFIT/LOSS
         The Company reported a net loss of $465,531, or ($0.07) per share basic and diluted in the third quarter of 1999 compared to a net loss of $2,915,492, or ($0.43) per share basic and diluted in the third quarter of 1998. In general, the losses are a combination of the continuing amortization of capitalized software and expenses associated with the Company's prior Year 2K initiatives, which the Company has not yet been able to eliminate. The Company's earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of stock options would be antidilutive.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE
         IAI's revenues in the first nine months of fiscal 1999 were $8,139,219, compared to $12,742,124 in the first nine months of fiscal 1998, a decrease of 36%. Professional services revenues were $6,988,853 in 1999 versus $8,023,280 in 1998, a decrease of 13%, and product revenues were $1,150,366 in 1999 versus $4,718,844 in 1998, a decrease of 76%.

GROSS MARGIN
         Gross margins were $1,897,701, or 23% of sales, in the first nine months of fiscal 1999 versus $3,705,493, or 29% of sales, in the first nine months of fiscal 1998. Of the $1,897,701 in 1999, $2,275,738 was attributable to professional services and ($378,037) was due to software sales. Gross margins as a percentage of sales were 33% for professional services and (33%) for software sales. The gross margin from software sales for 1999 was adversely impacted by software amortization costs of UNICAST.

SELLING, GENERAL & ADMINISTRATIVE
         SG&A was $2,943,048, or 36% of revenues, in the first nine months of 1999 versus $5,296,215, or 42% of revenues, in the first nine months of 1998. The decrease in SG&A is attributable to the continued scaling back of SG&A expenses through the third quarter of 1999 as the Company continues its transition back to information technology services.

RESEARCH AND DEVELOPMENT
         R&D expenditures were $72,935 in the first nine months of fiscal 1999 versus $1,032,302 in the first nine months of fiscal 1998. The decrease is due to lower software maintenance expenses in 1999.

PROFIT/LOSS
         The Company reported a net loss of $1,222,944, or ($0.18) per share basic and diluted in the first nine months of 1999 compared to a net loss of $2,525,321, or ($0.38) per share basic and diluted in the first nine months of 1998. In general, the losses are a combination of the continuing amortization of capitalized software and expenses associated with the Company's prior Year 2K initiatives, which the Company has not yet been able to eliminate. The Company's earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of stock options would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

Through the first nine months of 1999, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at September 30 ,1999 were $135,757 compared to $271,146 at September 30,1998. As of September 30, 1999 the Company had an outstanding balance on its line of credit of $1,126,700.

The Company's line of credit of $2,000,000 with First Virginia Bank expired on June 19,1999. First Virginia Bank has executed forbearance agreements with the Company which effectively extends the line of credit until January 5, 2000. The Company is in negotiations with various organizations to obtain a new line of credit. The current line of credit, coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company's operating cash requirements. The Company, however, may be required from time to time to delay the timely payment of its accounts payable. The Company cannot be certain that there will not be a need for additional working capital in the near future. It is uncertain whether the Company will be able to obtain such additional working capital.

The Company has no material commitments for capital expenditures.

YEAR 2000

The Company has previously examined its internal operating systems to insure that each is year 2000 compliant. All of the Company's software systems were evaluated, and to the extent required, upgraded to be year 2000 compliant. The Company does not believe that it has any material risks as a result of year 2000 impacts on its systems.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The securities class action law suit, Goldenberg v. Information Analysis Inc., et al., Civil Action No. 99-439A, filed on March 30, 1999, against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Alexandria Division, has been dismissed by order of the court. See the Company's Form 10-QSB for the period ending March 31, 1999. In this case the plaintiffs were seeking the certification of a class to assert claims for damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The dismissal resulted from the failure of the plaintiffs to file a complaint which complied with requirements imposed under the Private Securities Litigation Reform Act of 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit
    3.1   Amended and Restated Articles of Incorporation effective March 18,
          1997
    3.2   Articles of Amendment to the Articles of Incorporation
    3.3   Amended By-Laws of the Company
    4.1   Copy of Stock Certificate
   27.1   Financial Data Schedule
(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
(Registrant)


Date: November 12, 1999                        By:______________________________
      -----------------                        Sandor Rosenberg, Chairman of the
                                               Board and President



                                               By:______________________________
                                               Richard S. DeRose, Executive Vice
                                               President and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NO.        DESCRIPTION                         LOCATION

 3.1       Amended and Restated Articles of    Incorporated by reference from
           Incorporation effective March 18,   the Registrant's Form 10-KSB/A
           1997                                for the fiscal year ending
                                               December 31, 1996

 3.2       Articles of Amendment to the        Incorporated by reference from
           Articles of Incorporation           the Registrant's Form 10-KSB/A
                                               for the fiscal year ending
                                               December 31, 1998

 3.3       Amended By-Laws of the Company      Incorporated by reference from
                                               the Registrant's Form S-18 dated
                                               November 20, 1986 (Commission
                                               File No. 33-9390).

 4.1       Copy of Stock Certificate           Incorporated by reference from
                                               the Registrant's Form 10-KSB/A
                                               for the fiscal year ending
                                               December 31, 1998

 27.1      Financial Data Schedule             Filed with this Form 10-QSB