Form 10KSB
period 1999-12-31
INFORMATION ANALYSIS INC
filed 2000-03-30
CIK 803578

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

             Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999
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

The issuer's revenue for its most recent fiscal year was $9,585,772

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 15, 2000 was approximately $10,989,859.

As of March 15, 2000 the Registrant had 9,478,673 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

     This Form 10-KSB contains forward looking statementsRichard DeRoseFinancial Printing GroupThis Form 10-KSB contains forward looking statements. These statements are based on certain assumptions and involve risks and uncertainties. Actual future results may vary materially from those discussed herein. Any statements that are not historical facts should be forward-looking statements. These forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform of 1995. IAI does not undertake any obligation to publicly release the result of any revision which may be made to any forward-looking statements after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                    PART I

Item 1.  Business Description

Overview

     Founded in 1979, Information Analysis Incorporated ("IAI" or "the Company") is in the business of modernizing client information systems. Since its inception, IAI has performed software development and conversion projects for over 100 commercial and government clients including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Customs Service, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, IAI primarily applies its technology, services and experience to legacy software migration and modernization and to developing web based solutions.

     The migration and modernization market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems. In the early 1990's, many organizations tried to convert or re-engineer their mainframe legacy systems to PC client server environments. Many of these attempts failed because the technology for client servers lacked sufficient hardware performance and capacity. The available software languages and tools were also immature.
By the mid 1990's, organizations did establish mid-level server technology
(Unix) to off-load and decentralize some of their decision support or departmental systems, and they connected local area networks of PCs to provide better user interfaces. However, many large legacy systems remained in use because of the enormous cost to re-engineer these systems.

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

     Now that Year 2000 projects are virtually completed, companies are being driven for various reasons to address the upgrading of their legacy systems.
The Y2K experience has impressed on them the difficulty of finding and retaining staff with outdated technical skills, much of which are practiced by senior programmers in their fifties. Hardware platforms such as Unisys and Honeywell are reaching the horizon of their usefulness, and older programming and data base languages are poorly supported by their providers. Additionally, maintenance costs are skyrocketing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the internet has added a new level of pressure to compete in the electronic marketplace with their sector rivals. The next ten years should see an upsurge of movement and change as organizations revamp their older legacy systems.

     The web solutions market is the fastest growing segment of the computer consulting business as individuals, small companies, large companies, and governmental agencies rush to establish a presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building web-sites and typically have many small duration projects. More complex web applications generally require knowledge of clients' back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. However, these types of applications will be more prominent in the future as the web is better understood and this will be the area that future expenditures will grow the most.

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

     The commercial and government sectors of the market can be quite different in their requirements on the Internet, as, generally, companies are interested in cataloging and selling items versus government agencies that wish to disseminate data to the citizenry. There is some overlap in common functionality when web applications are designed for procurement transactions or customer relations. What distinguishes the government requirements is that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Any company that wishes to develop governmental web applications must address the forms issue. JetForm, the electronic forms product resold and supported by IAI is the predominant forms software in the federal government.

Description of Business and Strategy

     Since the mid-90's IAI has migrated clients from older computer languages generally associated with legacy computer systems to more modern languages used with current-day computer system platforms. In fixing their legacy systems to comply with Y2K dates impacts, many organizations became aware of the evolving obsolescence of these systems and are now beginning to fund their modernization. In addition, as part of this modernization many organizations wish to extend these legacy systems to interface with Internet applications The company's strategy has been to develop and/or acquire tools that will facilitate the modernization process and differentiate the Company's offerings in the marketplace.

     The Company has developed a series of workbench tools called ICONS. These tools, used in conjunction with IAI's methodology, enhance a programmer's ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL, and Unisys COBOL. ICONS will facilitate the Company's ability to provide systems modernization services to companies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and internet platforms.

     IAI has structured the company to address the wide range of requirements that it envisions the market will demand. The suite of ICONS tools give IAI, in its opinion, a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors. The diverse capabilities of IAI's staff in mainframe technology and client server implementations help to assure that IAI staff can analyze the original systems properly to conduct accurate and thorough conversions.

     IAI's modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of IAI's professional staff can perform both technical and business requirements analyses, and prepare general and detail design documentation, develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at client sites or at IAI's premises, which has mainframe and client server facilities for the use of IAI's personnel.

     The Company is also using the experience it has acquired as a JetForm reseller to help secure engagements for web based applications requiring forms.. The JetForm product has evolved over the years into a robust tool that can form the backbone of applications, especially those requiring forms. The company has used this expertise to penetrate a number of federal government clients and build sophisticated web applications. IAI's knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. During 1999 the company has built a core group of professionals that can build this practice over the coming years.

     Concentrating on the niche of electronic forms related web applications through IAI's relationship with JetForm, the company has developed a cadre of professionals that can quickly and efficiently develop web applications. IAI will focus on federal government clients during 2000 and leverage the company's outstanding reputation with federal clients to penetrate these agencies. IAI will be able to reference successful projects completed or in development for the Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), Immigration and Naturalization Service
(INS), and U.S. Air Force Logistics Command (AFLC).

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

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

Patents and Proprietary Rights

     The Company depends upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its methodologies, databases and software. The Company has not filed any patent applications covering its methodologies and software. The Company distributes ICONS under agreements that grant customers non-exclusive licenses and contain terms and conditions restricting the disclosure and use of the Company's databases or software and prohibiting the unauthorized reproduction or transfer of its products. In addition, IAI attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants.

     The Company also seeks to protect the source code of ICONS as trade secrets and under copyright law. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data can be protected, the actual data is not, and others are free to create software performing the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly.

Backlog

     As of December 31, 1999, the Company estimated its backlog at approximately $3.8 million. Of the entire backlog, the Company believes approximately 95% will be completed by December 31, 2000. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Employees

     As of December 31, 1999, the Company employed 54 full-time and part-time individuals. In addition, the Company maintained independent contractor relationships with 18 individuals for computer services. Approximately 80% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Item 2.  Properties

     The Company's offices are located at 11240 Waples Mill Road, Suite 400, Fairfax, VA. 22030. IAI holds a lease for 18,280 square feet. This lease expires on February 28, 2004.

Item 3.  Legal Proceedings

     The Company is not aware of any legal proceedings against it at this time.

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     IAI held its Annual Meeting of Shareholders on December 14, 1999. At that meeting, shareholders cast votes for Board of Directors for the coming year, and for the ratification of the Board's selection of Rubino and McGeehin as outside auditors. Messrs. Rosenberg, May, and Wester: and Ms. Wachtel each received 6,266,385 votes in favor of their serving on the Board with 53,329 votes against or withheld. Rubino and McGeehin was ratified with 6,263,880 votes in favor, and 40,284 votes against and 15,550 votes abstained.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

     The Company's Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999, on the NASDAQ National Market from June 2, 1998 to July 28 1999, the NASDAQ Small Cap Market from September 8, 1997 to June 1, 1998; and over the counter prior to September 8, 1997. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:

                       Fiscal Year Ended December 31, 1998                          Fiscal Year Ended December 31, 1999
               -------------------------------------------------------       ------------------------------------------------------
                                    Quarter Ended:                                                Quarter Ended:
                3/31/98        6/30/98        9/30/98         12/31/98        3/31/99        6/30/99        9/30/99        12/31/99
               --------       --------       --------        ---------       --------       --------       --------       ---------
High           $  20.75       $ 16.375       $  14.50        $   2.438       $  1.593       $  0.750       $  0.625       $   1.218
Low            $  11.75       $  9.875       $  1.531        $   1.063       $  0.625       $  0.375       $  0.125       $   0.156

     The quotations on which the above data are based for periods prior to September 8, 1997 and after July 29, 1999 reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions. From September 8, 1997 to July 28, 1999, the prices reflect the high and low bid prices as reported by NASDAQ.

     As of December 31, 1999, the Company had 111 stockholders of record. The Company has not paid a cash dividend on its Common Stock for the last two fiscal years. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

     The Company raised $1,150,000 through a private placement of 2,300,000 shares of common stock and 1,150,000 five-year warrants which expire on December 31, 2004, exercisable at $1.00 per share. All investors were accredited individuals. The Company relied upon Regulation D under the Securities Act of 1933 as amended in connection with the issuance of these unregistered shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     1999 was a transition year for the Company. During this year the following occurred:

 . During 1999, IAI reoriented its sales and marketing organizations to capitalize on its services and tools to address the legacy modernization and conversion market. Additional resources were added to support Web based solutions and staff augmentation.

 . Other product and service activities which have produced revenues in prior years were further de-emphasized.

 .  A private placement of shares to fund certain operations for 2000.

     The effect of this re-orientation has been to change IAI's focus from primarily offering Year 2000 conversion services to an information technology organization offering a balance of services and products in legacy modernization, conversion, and re-engineering, and Web solutions. Management expects this change will be more evident in 2000 since the Company has ceased any work in the remediation area.

     IAI was not profitable in 1999. The Company's expenses related to sales, marketing, administrative, and research and development infrastructure exceeded the gross profits from its revenues. As the Company transitions away from Year 2000 efforts, the Company believes its economic prospects will improve.

Results of Operations

The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                                      Years Ended
                                                      -----------------------------------------
                                                      December 31, 1999       December 31, 1998
Revenue                                                      100.0%                 100.0%
Cost of Goods Sold                                            80.3%                  82.7%
Gross Profit                                                  19.7%                  17.3%
Operating Expenses
    Selling, general and administrative                       40.1%                  45.5%
    Research and development                                   0.6%                  11.0%
(Loss) from operations                                       (21.0%)                (39.2%)
Non recurring item                                           (20.6%)                (20.1%)
Other (expense) income                                        (1.4%)                  0.5%
(Loss) before income taxes                                   (43.0%)                (58.9%)
Provision for income taxes                                    (0.0%)                 (0.0%)
Net (loss)                                                   (43.0%)                (58.9%)

1999 Compared to 1998

Revenue. Fiscal 1999 revenue decreased $5.7 million, or 37.5%, to $9.6 million in fiscal year 1999 from $15.3 million in fiscal year 1998. The reason for this decrease was primarily due to lower over-all Year 2000 sales in both product and professional services sales. Revenue from software sales decreased $3.9 million, or 74.6%, to $1.3 million in fiscal year 1999 from $5.2 million in fiscal year 1998. Revenue from professional services decreased $1.9 million, or 18.4%, to $8.3 million in fiscal year 1999 from $10.1 million in fiscal year 1998.
Revenue overall attributable to year 2000 work decreased $7.2 million, or 71.3%, to $2.9 million in 1999 from $10.1 million in 1998.

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

Gross Profit. Gross profit was $1.9 million in fiscal 1999 versus $2.6 million in 1998,or 19.7% of revenue in 1999 compared to 17.3% of revenue in 1998. Professional services gross margin was 30.1% of revenue in 1999, compared to 4.3% in 1998. The increase in professional services gross margin was primarily attributable to the non-existence of certain fixed-price Year 2000 contracts in 1999, which had a negative effect on the gross margin during the same period in 1998. Software sales gross margin was (45.5%) of revenue in 1999, down from 42.2% in 1998. The decrease in software sales gross margin was do to the acceleration in amortization for UNICAST capitalized software. In 1999 UNICAST after write-offs is fully amortized.

Selling, General and Administrative (SG&A). Fiscal 1999 SG&A expense decrease to $3.8 million, or 40.1% of revenue, from $7.0 million, or 45.5% of revenue in 1998, a decrease in expenses of 44.9%. The decrease was do to a concerted effort by management to scale back expenses during the Company's transition away from its Year 2000 products, services, and support for the UNICAST product line.

Research and Development (R&D). Fiscal 1999 R&D expense decreased to $0.1 million, or 0.6% of revenue, from $1.7 million, or 11% of revenue in 1998. The decrease is due to lower software maintenance for the Company's versions of its UNICAST product line of tools.

Year 2000 Compliance

     The Company has installed and tested a new version of our accounting system. It is in production at this time and is Year 2000 compliant. The Company uses off the shelf Microsoft Windows software for internal ad hoc reporting. This software is certified by the vendor to be Year 2000 compliant.

Liquidity and Capital Resources

     IAI raised $1.2 million from a private placement during fiscal 1999. This private placement, along with current collections and net borrowing of $0.5 million from the Company's bank provided financing for the Company's operations in 1999. For fiscal year 1999, net cash proved by operating and financing activities of $0.3 million along with a net loss of $4.1 million resulted in a cash and cash equivalent of $0.2 million. The Company's line of credit of $2,000,000 with First Virginia Bank expired on June 19, 1999. First Virginia Bank has executed forbearance agreements with the Company, which effectively extends a line of credit of $1,000,000 until April 20, 2000. The Company is in negotiations with various organizations to obtain a new line of credit.

     The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2000. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

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

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

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

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant

     The information required by item 9 concerning Directors and Executive Officers of the Registrant is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 1414A within 120 days after the end of the Company's last fiscal year.

Item 10.  Executive Compensation

     The information required by item 10 concerning Executive Compensation is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 1414A within 120 days after the end of the Company's last fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers

     The information required by item 11 concerning Security Ownership of Certain Beneficial owners and Managers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 1414A within 120 days after the end of the Company's last fiscal year.

Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

     (a)   (1)  Financial Statements:
                Report of Independent Auditors                          F-1
                Consolidated Balance Sheets                             F-2
                Consolidated Statements of Operations                   F-3
                Consolidated Statements of Stockholders' Equity         F-4
                Consolidated Statements of Cash Flow                    F-5
                Notes to Consolidated Financial Statements              F-6-F-18

     (a)   (2)  Exhibits:
                See Exhibit Index on page 10.

     (b) No reports were filed on Form 8-K during the last quarter of 1999.

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INFORMATION ANALYSIS INCORPORATED


                                         By:  ____________________________
                                              Sandor Rosenberg, President
                                              March 29, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                   Date

 /s/ Sandor Rosenberg         Chairman of the Board   March 29, 2000
___________________________   and President
Sandor Rosenberg

 /s/ Charles A. May, Jr.      Director                March 29, 2000
___________________________
Charles A. May

 /s/ Bonnie K. Wachtel        Director                March 29, 2000
___________________________
Bonnie K. Wachtel

 /s/ James D. Wester          Director                March 29, 2000
___________________________
James D. Wester

 /s/ Richard S. DeRose        Treasurer               March 29, 2000
___________________________
Richard S. DeRose

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------



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

      3.2   Articles of Amendment to the Articles of                Incorporated by reference from the
            Incorporation                                           Registrant's Form 10-KSB/A for the
                                                                    fiscal year ending December 31, 1997
                                                                    and filed on March 30, 1998

      3.3   Amended By-Laws of the Company                          Incorporated by reference from the
                                                                    Registrant's Form S-18 dated November
                                                                    20, 1986
                                                                    (Commission File No. 33-9390).

      4.1   Copy of Stock Certificate                               Incorporated by reference from the
                                                                    Registrant's Form 10-KSB/A for the
                                                                    fiscal year ending December 31, 1997
                                                                    and filed on March 30, 1998

      4.2   Form of Warrant issued in December 1999 and January     Filed with this Form 10-KSB
            2000

      4.3   Common Stock and Warrant Purchase Agreement dated       Filed with this Form 10-KSB
            December 1999

     10.1   Office Lease for 18,280 square feet at 11240 Waples     Incorporated by reference from the
            Mill Road, Fairfax, Virginia 22030.                     Registrant's Form 10-KSB/A for the
                                                                    fiscal year ending December 31, 1996
                                                                    and filed on July 3, 1997

     10.2   Company's 401(k) Profit Sharing Plan through Aetna      Incorporated by reference from the
            Life Insurance and Annuity Company.                     Registrant's Form 10-KSB/A for the
                                                                    fiscal year ending December 31, 1996
                                                                    and filed on July 3, 1997

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

     10.6   Warrant Agreement between James D. Wester, a            Incorporated by reference from the
            director, and the Company dated February 24, 1993       Registrant's Form 10-KSB/A for the
                                                                    fiscal year ending December 31, 1996
                                                                    and filed on July 3, 1997

     10.7   Royalty Agreement between James D. Wester and the       Incorporated by reference from the
            Company in exchange for development expense advances.   Registrant's Form 10-KSB/A for the
                                                                    fiscal year ending December 31, 1996
                                                                    and filed on July 3, 1997

     10.8   Amended Royalty Agreement between James D. Wester       Incorporated by reference from the
            and the Company in exchange for development expense     Registrant's Form 10-QSB for the period
            advances.                                               ending March 31, 1998 and filed on May
                                                                    15, 1998.

Information Analysis Incorporated                     1999 Report on Form 10-KSB
--------------------------------------------------------------------------------

     10.9   Software License Agreement dated March 24, 1997         Incorporated by reference from the
            between the Company and Computer Associates,            Registrant's Form 10-QSB/A for the
            International, Inc.,                                    Quarter ended March 31, 1997 and filed
                                                                    on July 18, 1997.

    10.10   Office lease for 19,357 square feet at 3877 Fairfax     Incorporated by reference from the
            Ridge Road, Fairfax, Virginia                           Registrant's Form 10-QSB for the period
                                                                    ending March 31, 1998 and filed on May
                                                                    15, 1998.

     21.1   List of Subsidiaries.                                   Filed with this Form 10-KSB

     23.1   Consent of independent auditors, Rubino &               Filed with this Form 10-KSB
            McGeehin, Chartered

     27.1   Financial Data Schedule.                                Filed with this Form 10-KSB

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Information Analysis Incorporated

     We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 1999, and their consolidated results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                             /s/ Rubino & McGeehin, Chartered
                                             ________________________________


February 24, 2000
Bethesda, Maryland

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               ----------------

                                                                                 December 31, 1999
                                                                               ---------------------
                                              ASSETS
Current assets
 Cash and cash equivalents                                                           $    133,468
 Accounts receivable, net of allowance of $466,890                                      1,902,244
 Employee advances                                                                          6,230
 Prepaid expenses                                                                         129,995
 Other receivables                                                                         97,299
                                                                                     ------------

   Total current assets                                                                 2,269,236

Fixed assets, net of accumulated depreciation and amortization
 of $1,940,295                                                                            279,787
Equipment under capital leases, net of accumulated amortization
 of $63,649                                                                                11,553
Capitalized software, net of accumulated amortization of $2,430,737                       463,653
Other receivables                                                                          28,992
Other assets                                                                               58,275
                                                                                     ------------

   Total assets                                                                      $  3,111,496
                                                                                     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                                    $  1,491,179
 Accrued payroll and related liabilities                                                  276,871
 Other accrued liabilities                                                                727,904
 Revolving line of credit                                                                 501,500
 Current maturities of capital lease obligations                                            6,936
                                                                                     ------------

   Total current liabilities                                                            3,004,390
                                                                                     ------------

Common stock, par value $0.01, 15,000,000 shares authorized,
 10,723,284 shares issued, 9,218,673 shares outstanding                                   107,233
Additional paid-in capital                                                             13,763,904
Accumulated deficit                                                                   (12,909,718)
Less treasury stock, 1,504,611 shares, at cost                                           (854,313)
                                                                                     ------------

   Total stockholders' equity                                                             107,106
                                                                                     ------------

Total liabilities and stockholders' equity                                           $  3,111,496
                                                                                     ============

The accompanying notes are an integral part of the consolidated financial statements.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ----------------

                                                                   For the years ended December 31,
                                                           -----------------------------------------------

                                                                    1999                      1998
                                                           ---------------------     ---------------------
Sales
  Professional fees                                              $ 8,259,492               $10,118,435
  Software sales                                                   1,326,280                 5,213,923
                                                                 -----------               -----------

       Total sales                                                 9,585,772                15,332,358
                                                                 -----------               -----------

Cost of sales
  Cost of professional fees                                        5,770,008                 9,686,651
  Cost of software sales                                           1,929,496                 3,000,639
                                                                 -----------               -----------

       Total cost of sales                                         7,699,504                12,687,290
                                                                 -----------               -----------

Gross profit                                                       1,886,268                 2,645,068

Selling, general and administrative expenses                       3,842,212                 6,974,211
Research and development                                              60,719                 1,680,818
                                                                 -----------               -----------

Loss from operations                                              (2,016,663)               (6,009,961)

Other items:
  Write-down of capitalized software costs                        (1,978,362)               (3,083,642)
  Other (expense) income                                            (129,611)                   69,658
                                                                 -----------               -----------

Loss before provision for income taxes                            (4,124,636)               (9,023,945)

Provision for income taxes                                                 -                         -
                                                                 -----------               -----------

Net loss                                                         $(4,124,636)              $(9,023,945)
                                                                 ===========               ===========

Loss per common share (basic and diluted)                             $(0.59)                   $(1.35)

Weighted average common shares outstanding
  (basic and diluted)                                              6,988,336                 6,665,321

              The accompanying notes are an integral part of the
                       consolidated financial statements

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------

                     Shares of                                           (Accumulated
                       Common                         Additional           Deficit)
                       Stock           Common           Paid-in            Retained            Treasury
                       Issued          Stock            Capital            Earnings             Stock             Total
                     ---------         ------         ----------         ------------          --------           -----
Balances,
 December 31, 1997    7,498,430        $ 74,984        $ 6,517,655        $    238,863         $(854,313)      $ 5,977,189
Exercise of stock
 options and                                                                                                       456,148
 warrants               217,684           2,177            453,971                   -                 -
Stock issued for
 private
 placement              580,155           5,802          5,640,883                   -                 -         5,646,685
Stock issued for ISSC
 acquisition             62,515             625             27,157                   -                 -            27,782

Net loss                      -               -                  -          (9,023,945)                -        (9,023,945)
                     ----------        --------        -----------        ------------       -----------       -----------

Balances,
 December 31, 1998    8,358,784          83,588         12,639,666          (8,785,082)         (854,313)        3,083,859
Exercise of stock
 options and
 warrants                44,500             445             19,329                   -                 -            19,774
Stock issued for
 software
 purchase                20,000             200             17,909                   -                 -            18,109
Stock issued for
 private
 placement            2,300,000          23,000          1,087,000                   -                 -         1,110,000
Net loss                      -               -                  -          (4,124,636)                -        (4,124,636)
                     ----------        --------        -----------        ------------       -----------       -----------
Balances,
 December 31, 1999   10,723,284        $107,233        $13,763,904        $(12,909,718)        $(854,313)      $   107,106
                     ==========        ========        ===========        ============       ===========       ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ----------------


                                                                                For the years ended December 31,
                                                                       -------------------------------------------------
                                                                                1999                       1998
                                                                       ----------------------     ----------------------
Net loss                                                                    $(4,124,636)               $(9,023,945)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                                                  282,966                    383,214
  Amortization                                                                   20,325                     38,786
  Amortization of capitalized software                                        1,096,170                  1,314,272
  Loss on sale of fixed assets                                                   24,923                      6,886
  Capitalized software write-down                                             1,978,362                  2,902,152
  Changes in operating assets and liabilities
   Accounts receivable                                                        2,517,551                 (1,368,743)
   Other receivables and prepaid expenses                                         3,076                    (29,362)
   Accounts payable and accrued expenses                                     (1,611,793)                 1,814,506
   Refundable income taxes                                                            -                     33,119
                                                                            -----------                -----------

     Net cash provided (used) in operating activities                           186,944                 (3,929,115)
                                                                            -----------                -----------

Cash flows from investing activities
 Acquisition of furniture and equipment                                               -                   (266,036)
 Increase in capitalized software                                              (113,555)                (3,191,574)
 Proceeds from sale of fixed assets                                              56,665                      3,670
                                                                            -----------                -----------

     Net cash used in investing activities                                      (56,890)                (3,453,940)
                                                                            -----------                -----------

Cash flows from financing activities
 Net (payments) borrowing under bank revolving line of credit                (1,294,700)                 1,196,600
 Repayment of long-term debt                                                          -                    (83,346)
 Principal payments on capital leases                                            (8,059)                   (20,386)
 Proceeds from private placement of common stock                              1,110,000                  5,646,685
 Proceeds from exercise of stock options and warrants                            19,774                    456,148
                                                                            -----------                -----------

     Net cash (used) provided by financing activities                          (172,985)                 7,195,701
                                                                            -----------                -----------

Net decrease in cash and cash equivalents                                       (42,931)                  (187,354)

Cash and cash equivalents at beginning of the year                              176,399                    363,753
                                                                            -----------                -----------

Cash and cash equivalents at end of the year                                $   133,468                $   176,399
                                                                            ===========                ===========

Supplemental cash flow information
  Interest paid                                                             $   137,988                $    44,965
  Income taxes paid                                                         $         -                $         -

              The accompanying notes are an integral part of the
                      consolidated financial statements

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


1.   Summary of Significant Accounting Policies

     Operations
     ----------

     Information Analysis Incorporated (the Company) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Software System Corporation (ISSC), Allied Health & Information Systems, Inc. (AHISI) and DHD Systems, Inc. Upon consolidation, all material intercompany accounts, transactions and profits are eliminated.

     Accounting Estimates
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

     Revenue Recognition
     -------------------

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

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


1.   Summary of Significant Accounting Policies (continued)

     Segment Reporting
     -----------------

     The Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, and concluded that it operates in one business segment, providing products and services to modernize client information systems.

     Government Contracts
     --------------------

     Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiating of amounts previously billed. Audits by DCAA were completed through the year ended December 31, 1997. No amounts were changed as a result of the audits. Management is of the opinion that any disallowance of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company's financial statements.

     Cash and Cash Equivalents
     -------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed insured limits, but management does not consider this to be a significant concentration of credit risk.

     Fixed Assets
     ------------

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

     Advertising
     -----------

     All costs related to advertising the Company's products are expensed in the period incurred.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


1.   Summary of Significant Accounting Policies (continued)

     Software Development Costs
     --------------------------

     The Company has capitalized costs related to the development of the ICON software product. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed and recognized for the product when available for general release to customers based on the greater of a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or, b) the straight-line method over the economic life of the product. Capitalized costs and amortization periods are management's estimates and may have to be modified due to inherent technological changes in software development.

     Stock-Based Compensation
     ------------------------

     The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's annual financial statements disclose the required pro forma information as if the fair value method prescribed by Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation," had been adopted.

     Earnings Per Share
     ------------------

     The Company's earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options and warrants are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of stock options and warrants would be antidilutive.

     Income Taxes
     ------------

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

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


1.   Summary of Significant Accounting Policies (continued)

     Fair Market Value of Financial Instruments
     ------------------------------------------

     The Company's financial instruments include trade receivables and other receivables, accounts payable and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

2.   Receivables

     Accounts receivable at December 31, 1999, consist of the following:

     Billed-federal government                                $  353,859
     Billed-commercial                                         1,699,426
                                                              ----------
         Total billed                                          2,053,285
     Unbilled                                                    315,849
     Less: allowance of doubtful accounts                       (466,890)
                                                              ----------
         Total accounts receivable                            $1,902,244
                                                              ==========

     Unbilled receivables are for services provided through the balance sheet date which are expected to be billed and collected within one year.

3.   Fixed Assets

     A summary of fixed assets and equipment at December 31, 1999, consist of the following:

     Furniture and equipment                                  $   294,333
     Leasehold improvements and other                             204,634
     Computer equipment and software                            1,721,115
                                                              -----------
                                                                2,220,082
     Less: accumulated depreciation and amortization           (1,940,295)
                                                              -----------
         Total                                                $   279,787
                                                              ===========

Depreciation expense for the years ended December 31, 1999 and 1998, was $282,966 and $385,448 respectively.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


4.   Software Development Costs

     Software development costs as of December 31, 1999 consist of the following:

     Cumulative costs incurred                                    $ 7,956,394
     Accumulated amortization                                      (2,430,737)
     Cumulative write-down of capitalized costs                    (5,062,004)
                                                                  -----------
         Net software development costs                           $   463,653
                                                                  ===========

     Amortization expense for the years ended December 31, 1999 and 1998, was $1,096,170 and $1,314,272, respectively. During 1999 and 1998, there was a $1,978,362 and $2,902,152 write-down of capitalized costs to estimated net realizable value, which is included separately in the statement of operations.

     At December 31, 1999, capitalized software development costs of $463,653, net of accumulated amortization of $118,010, are for a new software tool being amortized over four years. All costs related to other products have been amortized or written off. Additions totaling $131,664 for 1999 include $18,109 recorded for 20,000 shares of stock issued for certain software rights.

5.   Other Assets

     Other assets at December 31, 1999, consist of the following:

     Security deposits                                           $48,275
     Other                                                        10,000
                                                                 -------
         Total other assets                                      $58,275
                                                                 =======

6.   Other Accrued Liabilities

     Other accrued liabilities at December 31, 1999, consist of the following:

     Royalties payable                                            $343,191
     Accrued related Jetform costs                                 248,971
     Accrued payables                                               50,000
     Other                                                          85,742
                                                                  --------
         Total other accrued liabilities                          $727,904
                                                                  ========

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


7.   Revolving Line of Credit

     At December 31, 1999, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $1,000,000. The Company's line of credit of $2,000,000 with the bank expired on June 19, 1999. The bank has executed forbearance agreements with the Company, which effectively extends the line of credit until April 20, 2000. Draws against this line are limited by varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank's prime rate plus 0.5% (9.00% at December 31, 1999). The lender has a first priority security interest in the Company's receivables and a direct assignment of its U.S. Government contracts. The revolving line of credit, among other covenants, requires the Company to comply with certain financial ratios. The Company was not in compliance with any of the financial ratios at December 31, 1999, when there was an outstanding balance of $501,500 on the line.

     The Company is in negotiations with various organizations to obtain a new line of credit. The current line of credit, coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company's operating cash requirements. The Company, however, may be required from time to time to delay timely payments of its accounts payable. The Company cannot be certain that there will not be a need for additional working capital in the near future. It is uncertain whether the Company will be able to obtain such additional working capital.

8.   Commitments and Contingencies

     Capital Leases
     --------------

     The future minimum lease payments under capital leases for equipment and the present value of the minimum lease payments are as follows:

     Year ending December 31, 2000                        $7,121
     Less amount representing interest                      (185)
                                                          ------
         Total obligation representing principal          $6,936
                                                          ======

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

8.   Commitments and Contingencies (continued)

     Operating Leases
     ----------------

     The Company leases facilities and equipment under long-term operating lease agreements extending through 2004. Rent expense was $439,312 and $766,314 for the years ended December 31, 1999 and 1998, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, are as follows:

     Year ending December 31, 2000                              $  595,000
                              2001                                 586,500
                              2002                                 519,100
                              2003                                 494,800
                              2004                                 105,600
                                                                ----------
     Total minimum rent payments                                $2,301,000
                                                                ==========

     The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents shall be adjusted each year to reflect increases in the consumer price index and the Company's proportionate share of real estate tax increases on the leased property. The leases are secured by security deposits in the amount of $48,275.

     The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 1999, is $215,100, of which $110,300 is payable in 2000, $32,000 is payable in 2001, $33,000 is payable in 2002, and $39,800 is payable in 2003 through 2004.

     Royalties
     ---------

     In August 1996, the Company entered into an agreement to purchase the software product UNICAST. As part of the agreement, royalties are paid to the seller on sales of the UNICAST licensing fees collected by the Company. The aggregate amount of the royalties pursuant to this agreement will not exceed $1,000,000. No royalties were paid in 1999 and $640 in royalties were paid in 1998.

     In September 1996, the Company entered into an agreement whereby, in consideration of an expense sharing arrangement, the Company will pay royalties on sales of the UNICAST licensing fees collected by the Company. The royalties will not exceed $245,831. As of December 31, 1999, total royalties expenses to date were $34,779 and total royalties paid to date were $7,667.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------



8.   Commitments and Contingencies (continued)

     In March 1997, the Company entered into an agreement with Computer Associates International, Inc. (CA). As part of the agreement, royalties are paid to CA based upon sales of the UNICAST licensing fees collected by the Company. As of December 31, 1999 total royalties expenses to date were $667,635 and total royalties paid to date were $403,370.

     In February 1998, the Company entered into an agreement to acquire all rights, title and interest for the development of a software application which runs on a personal computer to remedy software which is not Year 2000 compliant (the "Tool"). As part of the agreement, royalties are paid on all professional service fees in which the Tool is utilized for assessment and/or remediation services. The aggregate amount of the royalties pursuant to this agreement will not exceed $4,000,000. As of December 31, 1999, total royalties expenses to date were $123,772 and total royalties paid to date were $71,958.

9.   Income Taxes

     The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 1999, are as follows:

     Deferred tax assets
     Net operating loss carryforward                        $ 6,096,142
     Accrued vacation                                            50,056
     Allowance for bad debts                                    117,378
     Intangibles                                                 22,741
     Fixed assets                                                79,513
     Other                                                        2,464
                                                            -----------
       Subtotal                                               6,368,294
     Valuation allowance                                     (6,368,294)
                                                            -----------
       Subtotal                                                       -
                                                            -----------

     Deferred tax liabilities
     Intangibles                                            $         -
     Fixed assets                                                     -
                                                            -----------
       Subtotal                                                       -
                                                            -----------
     Total                                                  $         -
                                                            ===========

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


9.   Income Taxes (continue)

     The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

                                                                          December 31,
                                                                   1999                  1998
                                                                   ----                  ----
     Loss before taxes                                         $ 4,124,636          $(9,023,945)
                                                               ===========          ===========
     Income taxes (benefit) on above amount at federal
       statutory rate                                           (1,402,400)          (3,068,100)
     State income taxes net of federal benefit                    (165,000)            (361,000)
     Increase in valuation allowance                             1,606,200            3,230,500
     Effect of change in estimates and non deductible items        (38,800)             198,600
                                                               -----------          -----------
     Provision for income taxes                                $         -          $         -
                                                               ===========          ===========

     The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

     The Company has net operating loss carryforwards of approximately $16 million, which expire, if unused, in the year 2018. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryover.

10.  Major Customers

     Traditionally, IAI's clients have spanned a wide range of enterprises in the private sector along with government agencies. The Company's revenue derived from a single commercial software company constituted 9% of the Company's 1999 revenue and 24% of the 1998 revenue. The Company's revenue derived from a single commercial technology company accounted for 6% of the Company's 1999 revenue and 10% of the 1998 revenue.

11.  Retirement Plans

     The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to 15% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of the first 6% of this salary reduction. The Company can also make additional contributions at its discretion. Amounts expensed under the plan for the years ended December 31, 1999 and 1998, were $44,170 and $106,418, respectively.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------


12.  Stock Options and Warrants

     The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 2,575,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the board of directors. The average vesting period for options granted in 1999 was one year. The exercise price of each option equals the quoted market price of the Company's stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings would have been:

-------------------------------------------------------------------------------------------------------------------------
                                                                                  1999                           1998
                                                                                  ----                           ----
     Net loss                      As reported                                 $(4,124,636)                   $(9,023,945)
                                   Pro forma                                   $(4,175,800)                   $(9,251,100)
     Loss per share                As reported                                 $    (0.59)                    $    (1.35)
                                   Pro forma                                   $    (0.60)                    $    (1.39)
-------------------------------------------------------------------------------------------------------------------------

     The fair value of the options granted in 1999 and 1998 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

                                                               1999                    1998
                                                               ----                    ----
     Dividend yield                                            None                    None
     Risk-free interest rate                                   5.5%                    5.5%
     Expected volatility                                      102.8%                  102.8%
     Expected term of options                                 3 years                 3 years

     The effects on 1999 and 1998 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 1999 and 1998, was $0.33 and $3.74, respectively.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------



12.  Stock Options and Warrants (continued)

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                    Options Outstanding                                 Options Exercisable
                                        ---------------------------------------------          -----------------------------------
                                                                           Weighted
                                                             Weighted      Average
                                         Number               Average      Remaining                                   Weighted
     Range of Exercise                    of                  Exercise    Contractual          Number of               Average
         Prices                         Options                Price         Life               Options            Exercised Price
                                        -------              ---------    -----------          ---------           ---------------
     Less than $1.00                   1,303,450                $0.43      7.1 years           1,153,450                $0.42
     $1.00 and more                      202,100                $5.55      7.7 years             196,100                $5.68
                                       ---------                                               ---------
         Total                         1,505,550                $1.11      7.2 years           1,349,550                $1.19
                                       =========                                               =========

     Unexercisable options are as follows: 1,000 at $0.688 per share, 1,500 options at $0.444 per share, 2,000 options at $0.720 per share, 60,000 options at $0.590 per share, 11,500 options at $0.620 per share, 21,000 options at $0.500 per share, 9,000 options at $0.190 per share, 40,000 options at $0.160 per share, 4,000 options at $0.600 per share, 5,000 options at $1.31 per share, and 1,000 options at $1.25 per share. Transactions involving the plan were as follows:

                                                                                    December 31,
                                                               1999                                             1998
                                                   -------------------------------               --------------------------------
                                                                          Weighted                                       Weighted
                                                                          Average                                         Average
                                                   Shares                  Price                 Shares                    Price
                                                   ------                 --------               ------                  --------
     Outstanding, beginning of year              1,626,400                $ 5.42               1,855,550                   $ 4.76
     Granted                                       187,300                  0.50                  78,800                     5.87
     Exercised                                     (44,500)                 0.44                (183,400)                    1.29
     Canceled                                     (263,650)                11.39                (124,550)                   15.50
                                                 ---------                ------               ---------                   ------

     Outstanding, end of year                    1,505,550                $ 1.11               1,626,400                   $ 5.42
                                                 =========                ======               =========                   ======

     On January 5, 1999, the Board of Directors authorized the Company to reprice 122,600 employee stock options at a price range of $9.333 to $14.50 per share, to $1.31 per share which was the fair market value of the common stock at the close on that date. On October 1, 1999, the Board of Directors authorized the Company to reprice 100,000 stock options to executive officers at a price range of $0.62 to $14.50 per share, to a price of $0.26 per share which was not less than the current closing price of the Company's common stock as of October 1, 1999.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------




12.  Stock Options and Warrants (continued)

     The Board of Directors has also granted warrants to directors, employees and others. No warrants were issued to directors or employees in 1999 and 1998. In connection with its March 1997 private placement, the Company issued 97,827 warrants exercisable at $6.42 per share to an investment banking entity. In connection with it's December 1999 private placement, the Company issued 1,400,000 five-year warrants exercisable at $1.00 per share to individual investors. There were no warrants exercised in 1999 and 58,374 warrants were exercised in 1998. As of December 31, 1999, outstanding warrants are 1,535,339, of which 135,339 expire in 3 years and 1,400,000 expire in 5 years. The purchase price for shares issued upon exercise of these warrants range from $0.56 to $6.42 per share. These warrants are exercisable immediately.

13.  Computation Of Earnings (Loss) Per Share

                                                                          For the years ended December 31,
                                                                         ----------------------------------
                                                                            1999                  1998
                                                                            ----                  ----
     Numerator for basic and diluted earnings
       (loss) per share - net loss                                       $(4,124,636)          $(9,023,945)

     Denominator for basic earnings per
       share - weighted average shares                                     6,988,336             6,665,321

     Effect of dilutive securities:
       Stock options                                                               -                     -

     Dilutive potential common shares                                              -                     -

     Denominator for diluted earnings per
       Share - adjusted weighted average
       Shares and assumed conversions                                      6,988,336             6,665,321

     Basic earnings (loss) per share                                     $     (0.59)          $     (1.35)

     Diluted earnings (loss) per share                                   $     (0.59)          $     (1.35)

     Options and warrants to purchase shares of common stock were outstanding during 1999 and 1998 (See Note 12), but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------



14.  Subsequent Events Private Placement Memorandum

     In January 2000, the Company completed the second phase of its December 1999, private placement memorandum which raised an additional $125,000 in exchange for 250,000 shares of common stock and 150,000 five-year warrants, exercisable at $1.00 per share. The shares and warrants were sold to individual investors. The funds will be utilized to finance the operations of the Company. These warrants are exercisable immediately.