Form 10QSB
period 2000-03-31
INFORMATION ANALYSIS INC
filed 2000-05-15
CIK 803578

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                                 Commission
March 31, 2000                                                  File No. 0-22405
--------------                                                           -------

                       INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

Virginia                                                              54-1167364
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

11240 Waples Mill Road, Suite 400, Fairfax, VA                             22030
----------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number,
including area code)                                              (703) 383-3000
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

  State the number of shares outstanding of each of the issuer's classes of common stock, as of April 14, 2000:

     Common Stock, par value $.01, 9,581,473 shares

  Transitional small business disclosure format.

     Yes                No  X
         ---               ---

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                           Page
PART I.   FINANCIAL INFORMATION                           Number

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 2000                                    3

          Condensed Consolidated Statements of Operations
          for the three months ended
          March 31, 2000 and March 31 1999                  4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended  March 31, 2000 and
          March 31, 1999                                    5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     6

PART II   OTHER INFORMATION

Item 2.   Changes in Securities                             8

Item 6.   Exhibits and Reports on Form 8-K                  8

SIGNATURES                                                  8

INDEX TO EXHIBITS                                           9

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                                            As Of
                                                                                        March 31, 2000
                                                                                          Unaudited
                                                                                        --------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                          $     89,341
     Accounts receivable, net                                                              1,903,054
     Employee advances                                                                         7,451
     Prepaid expenses                                                                        134,510
     Other receivables                                                                        50,298
                                                                                        ------------
          Total current assets                                                             2,184,654

Fixed assets, net                                                                            219,952

Equipment under capital leases, net                                                           10,344

Capitalized software, net                                                                    470,696

Other receivables                                                                             28,992
Other assets                                                                                  58,275
                                                                                        ------------
                     Total assets                                                       $  2,972,913
                                                                                        ============
                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $  1,265,904
     Accrued payroll and related liabilities                                                 318,108
     Other accrued liabilities                                                               417,189
     Revolving line of credit                                                                660,600
     Current maturities of capital lease obligations                                           5,478
                                                                                        ------------
         Total current liabilities                                                         2,667,279
Long-term debt                                                                                    --
                                                                                        ------------
         Total liabilities                                                                 2,667,279

Common stock, par value $0.01, 15,000,000 shares authorized;
     11,086,084 shares issued, 9,581,473 outstanding
     at March 31,2000                                                                        110,861
Additional paid in capital                                                                13,916,902
Retained earnings                                                                        (12,867,816)
Less treasury stock; 1,504,611 shares at cost                                               (854,313)
                                                                                        ------------
         Total stockholders' equity                                                          305,634
                                                                                        ------------
Total liabilities and stockholders' equity                                              $  2,972,913
                                                                                        ============

See accompanying notes

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the three months ended
                                                                                                          March 31,
                                                                                           --------------------------------------
                                                                                              2000                        1999
                                                                                           Unaudited                    Unaudited
                                                                                           ---------                    ---------
Sales
Professional fees                                                                         $ 1,221,805                  $3,515,958
Software sales                                                                                466,512                     319,706
                                                                                          -----------                  ----------
     Total sales                                                                            1,688,317                   3,835,664

Cost of sales
Cost of professional fees                                                                     939,154                   2,095,509
Cost of software sales                                                                        144,514                     375,711
                                                                                          -----------                  ----------
     Total cost of sales                                                                    1,083,668                   2,471,220
                                                                                          -----------                  ----------

Gross profit                                                                                  604,649                   1,364,444

Selling, general and administrative expenses                                                  560,544                   1,186,837
Research & Development                                                                              0                      72,935
                                                                                          -----------                  ----------

Income from operations                                                                         44,105                     104,672

Other (expense) income                                                                         (2,203)                    (34,489)
                                                                                          -----------                  ----------

Income before provision for income taxes                                                       41,902                      70,183

Provision for income taxes                                                                          0                           0
                                                                                          -----------                  ----------
Net income                                                                                $    41,902                  $   70,183
                                                                                          ===========                  ==========

Earnings per common share
Basic                                                                                           $0.00                       $0.01
Diluted                                                                                         $0.00                       $0.01

Weighted average common shares outstanding
Basic                                                                                       9,435,543                   6,894,529
Diluted                                                                                    10,149,573                   8,029,979

See accompanying notes

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Three Months Ended
                                                                                                       March 31,
                                                                                         -----------------------------------
                                                                                            2000                      1999
                                                                                         Unaudited                 Unaudited
                                                                                         ---------                 ---------
Net income                                                                              $  41,902                  $  70,183

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                               57,352                     84,816
Amortization                                                                                3,691                      5,265
Amortization of capitalized software                                                       38,637                    274,174
Loss on sale of fixed assets                                                                    0                      8,286
Changes in operating assets and liabilities
    Accounts receivable                                                                      (810)                   510,428
    Other receivables and prepaid expenses                                                 41,265                    (77,054)
    Accounts payable and accrued expenses                                                (494,752)                  (981,610)
                                                                                        ---------                  ---------
Net cash used by operating activities                                                   $(312,715)                 $(105,512)
                                                                                        ---------                  ---------

Cash flows from investing activities
Increase in capitalized software                                                          (45,680)                         0
Proceeds from sale of fixed assets                                                              0                     11,805
                                                                                        ---------                  ---------
   Net cash (used) provided in investing activities                                       (45,680)                    11,805
                                                                                        ---------                  ---------

Cash flows from financing activities
Net borrowing under bank revolving line of credit                                         159,100                     37,000
Principal payments on capital leases                                                       (1,458)                    (2,186)
Net Proceeds from private placement                                                       125,000                          0
Proceeds from exercise of stock options and warrants                                       31,626                     19,774
                                                                                        ---------                  ---------
   Net cash provided by financing activities                                              314,268                     54,588
                                                                                        ---------                  ---------

Net decrease in cash and cash equivalents                                                 (44,127)                   (39,119)

Cash and cash equivalents at beginning of the period                                      133,468                    176,399
                                                                                        ---------                  ---------
Cash and cash equivalents at end of the period                                          $  89,341                  $ 137,280
                                                                                        =========                  =========

Supplemental cash flow Information
Interest paid                                                                           $   6,242                  $  38,562

See accompanying notes

PART I

Item 1. Financial Statements.

                      INFORMATION ANALYSIS, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial
        Condition or Plan of Operation.

Overview

        Prior to mid 1999, the Company was primarily dedicated to solving Year 2000 problems by providing software and services. Since the latter part of 1999 the Company's main focus has been modernizing client information systems and developing Web-based solutions. IAI primarily applies its technology, services and experience to legacy software migration and modernization. The arrival of the Internet and Intranet technology has offered a different approach at collecting and processing large volumes of user transactions, processes which were the forte of older legacy systems. The Company has been using its expertise in legacy systems to develop solutions that allow these legacy systems to interface with the Web.

Cautionary Statement Regarding Forward-Looking Statements

        This Form 10-QSB contains forward-looking statements regarding the Company's business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company's 10-KSB for the fiscal year ended December 31, 1999 and in other filings with the Securities and Exchange Commission.

Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999

Revenue

        IAI's revenues in the first quarter of fiscal 2000 were $1.7 million, compared to $3.8 million in the first quarter of fiscal 1999, a decrease of 56%. Professional services revenue was $1.2 million versus $3.5 million, a decrease of 65.2%, and product revenue was $0.5 million versus $0.3 million an increase of 45.9%. The decrease in professional services revenue is primarily attributable to the discontinuation of Year 2000 sales for the first quarter of fiscal 2000 versus Year 2000 sales recorded over the same period in 1999. In the first quarter 1999 Year 2000 sales accounted for $2.1 million in professional services revenue. The increase in product sales was mainly attributable to the sales of ICON"S a software toolset capable of conversions and migrations from mainframe legacy systems.

Gross Margins

        Gross margin was $0.6 million, or 35.8% of sales, in the first quarter of fiscal 2000 versus $1.4 million, or 35.6% of sales, in the first quarter of fiscal 1999. Of the $0.6 million in 2000, $0.3 million was attributable to services and $0.3 million was attributable to software sales. Gross margin as a percentage of sales was 23.1% for professional services and 69.0% for software sales. In the first quarter of 1999, the Company reported gross margin of approximately 40.4% for services and (17.5%) for software sales.

Selling, General and Administrative

        Selling, general and administrative expenses (SG&A) were $0.6 million, or 33.2% of revenues, in the first quarter of 2000 versus $1.2 million, or 30.9% of revenues, in the first quarter of 1999, a decrease in expenses of 52.8%. The decrease is attributable to the Company's elimination of its marketing and support expenses associated with Year 2000 services and product.

Profits

        The Company generated an operating profit of $44,000 in the first quarter of 2000 compared to $105,000 in the first quarter of 1999. In general, the profit reflected a slight improvement in the overall percentage for gross margin sales of 0.2%. Because of a net operating loss carryforward, the Company did not accrue for income taxes in the first quarter of 2000.

Liquidity and Capital Resources

        The Company financed its operations from current collections, the proceeds from the sales of private equity and through its bank line of credit. Cash and cash equivalents at March 31, 2000 were $89,341, compared to $137,280 at March 31, 1999.

        The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect which effectively extends the line of credit of $1,000,000 to May 31, 2000. The Company is in negotiations with various organizations to obtain a new line of credit.

        If revenue continues at curent levels the Company believes that it will derive sufficient cash flow to continue to pay all essential expenses which are required to operate the business.

Any material reduction in revenue could have a material adverse effect on the Company's operational capabilities. The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2000. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

        The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

        In the first quarter of 2000, the Company completed the second phase of its December 1999, private placement which raised an additional $125,000 in exchange for 250,000 shares of common stock and 125,000 five-year warrants, exercisable at $1.00 per share. The shares and warrants were sold to accredited investors in reliance upon Rule 505 of Regulation D under the Securities Act of 1933 as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) See the Index to Exhibits attached hereto.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: May 12, 2000            By: /S/ Sandor Rosenberg
      ------------                --------------------
                                  Sandor Rosenberg, Chairman of the
                                  Board and President



                              By: /S/ Richard S. DeRose
                                  ---------------------
                                  Richard S. DeRose, Executive Vice
                                  President and Treasurer

                               INDEX TO EXHIBITS



Exhibit            Description                      Location
  No.

 27.1              Financial Data Schedule          Filed with this Form 10-QSB