Form 10QSB
period 2000-06-30
INFORMATION ANALYSIS INC
filed 2000-08-14
CIK 803578

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                         Commission
 June 30, 2000                                          File No. 0-22405
 -------------                                                  --------


                       Information Analysis Incorporated
            (Exact name of Registrant as specified in its charter)


  Virginia                                                    54-1167364
                                                              ----------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                      Identification No.)

 11240 Waples Mill Road, #400
 Fairfax, VA                                                       22030
 -----------                                                       -----
 (Address of principal executive offices)                     (Zip Code)

 (Registrant's telephone number,
 including area code)                                     (703) 383-3000
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

     Yes     x                      No _______
          --------

State the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2000:

Common Stock, par value $.01, 9,581,473 shares

Transitional small business disclosure format.

Yes _______                 No     x                             .
                                --------

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                                        Page
PART I.   FINANCIAL INFORMATION                                       Number

Item 1.     Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999                            3

          Condensed Consolidated Statements of Operations
          for the three months and six months ended
          June 30, 2000 and June 30, 1999                                4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended  June 30, 2000 and
          June 30, 1999                                                  5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             10

Item 2.   Changes in Securities                                         10

Item 4.   Submission of Matters to a Vote of Security Holders           10

Item 6.   Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                              10

              Information Analysis Incorporated and Subsidiaries
                          Consolidated Balance Sheets

                                                                      As of                            As of
                                                                  June 30, 2000                 December 31, 1999
                                                                    (unaudited                       (audited)
                                                                    ----------                       ---------
ASSETS
Current assets:
 Cash and cash equivalents                                      $     96,025                      $    133,468
 Accounts receivable, net                                          1,595,446                         1,902,244
 Employee advance                                                         --                             6,230
 Prepaid expenses                                                    118,504                           129,995
 Other receivables                                                    95,165                            97,299
                                                                ------------                      ------------
    Total current assets                                           1,905,140                         2,269,236

Fixed assets, net                                                    169,766                           279,787

Equipment under capital leases, net                                    9,135                            11,553

Capitalized software, net                                            521,268                           463,653
Other receivables                                                     28,992                            28,992
Other assets                                                          58,275                            58,275
                                                                ------------                      ------------
    Total assets                                                $  2,692,576                      $  3,111,496
                                                                ============                      ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $  1,278,476                      $  1,491,179
 Accrued payroll and related liabilities                             278,865                           276,871
 Other accrued liabilities                                           133,094                           727,904
 Revolving line of credit                                            732,791                           501,500
 Current maturities of capital lease obligations                       3,291                             6,936
                                                                ------------                      ------------
    Total current liabilities                                      2,426,517                         3,004,390
                                                                          --                                --
                                                                ------------                      ------------
    Total liabilities                                              2,426,517                         3,004,390

Common stock, par value $0.01, 30,000,000 shares authorized;
 11,086,084 and 10,723,284 shares issued, 9,581,473 and
 9,218,673 outstanding at June 30,2000 and
 December 31, 1999, respectively                                    110,861                           107,233
Additional paid in capital                                        13,916,902                        13,763,904
Retained earnings                                                (12,907,391)                      (12,909,718)
Less treasury stock; 1,504,611 shares at cost                       (854,313)                         (854,313)
                                                                ------------                      ------------
    Total stockholders' equity                                       266,059                           107,106
                                                                ------------                      ------------
Total liabilities and stockholders' equity                      $  2,692,576                      $  3,111,496
                                                                ============                      ============

See accompanying notes

              Information Analysis Incorporated and Subsidiaries
                     Consolidated Statements of Operations

                                                   Three months ended June 30,
(unaudited)                                               2000            1999
                                                          ----            ----
Net sales:
 Professional services                           $   1,407,926   $   1,924,717
 Software sales                                        139,426         280,893
                                                 -------------   -------------
 Total sales                                         1,547,352       2,205,610
Cost of goods sold and services provided:
 Cost of professional services                         999,697       1,580,373
 Cost of software sales                                143,646         361,245
                                                 -------------   -------------
 Total cost of goods sold and services provided      1,143,343       1,941,618
Gross margin                                           404,009         263,992
Operating expenses:
 Selling, general and administrative                   439,082       1,053,716
 Research and development                                   --              --
                                                 -------------   -------------
 Total operating expenses                              439,082       1,053,716
Operating (loss)                                       (35,073)       (789,724)
Other (expense)                                         (4,502)        (37,872)
                                                 -------------   -------------
(Loss) before income taxes                             (39,575)       (827,596)
Provision for income taxes                                  --              --
                                                 -------------   -------------
Net (loss)                                       $     (39,575)  $    (827,596)
                                                 =============   =============
Earnings per common share:
 Basic                                                ($  0.00)  $       (0.12)
                                                 =============   =============
 Diluted                                              ($  0.00)  $       (0.12)
                                                 =============   =============
Weighted average common shares outstanding:
 Basic                                               9,581,473       6,918,673
 Diluted                                             9,581,473       6,918,673

                                                     Six months ended June 30,
(unaudited)                                               2000            1999
                                                          ----            ----
Net sales:
 Professional services                           $   2,629,731   $   5,440,675
 Software sales                                        605,938         600,599
                                                 -------------   -------------
 Total sales                                         3,235,669       6,041,274
Cost of goods sold and services provided:
 Cost of professional services                       1,938,851       3,675,882
 Cost of software sales                                288,160         736,956
                                                 -------------   -------------
 Total cost of goods sold and services provided      2,227,011       4,412,838
Gross margin                                         1,008,658       1,628,436
Operating expenses:
 Selling, general and administrative                   999,626       2,240,553
 Research and development                                   --          72,935
                                                 -------------   -------------
 Total operating expenses                              999,626       2,313,488
Operating income (loss)                                  9,032        (685,052)
Other (expense)                                         (6,705)        (72,361)
                                                 -------------   -------------
Income (loss) before income taxes                        2,327        (757,413)
Provision for income taxes                                  --              --
                                                 -------------   -------------
Net income (loss)                                $       2,327   $    (757,413)
                                                 =============   =============
Earnings per common share:
 Basic                                           $        0.00   $       (0.11)
                                                 =============   =============
 Diluted                                         $        0.00   $       (0.11)
                                                 =============   =============
Weighted average common shares outstanding:
 Basic                                               9,508,508       6,906,667
 Diluted                                             9,808,201       6,906,667

              Information Analysis Incorporated and Subsidiaries
                     Consolidated Statement of Cash Flows

                                                              For the Six Months Ended June 30,
                                                              ---------------------------------
Net income (loss)                                                $      2,327       $  (757,413)

 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                                       110,020           158,310
   Amortization                                                         2,418            10,445
   Amortization of Capitalized Software                                77,274           548,348
   Loss on sale of fixed assets                                            --            22,838
   Changes in operating assets and liabilities
     Accounts receivable                                              306,798         1,131,338
     Other receivables and prepaid expenses                            19,856           (21,718)
     Accounts payable and accrued expenses                           (805,519)       (1,300,266)
                                                                 ------------       -----------
 Net cash used by operating activities                           $   (286,826)      $  (208,118)
                                                                 ------------       -----------

 Cash flows from investing activities
   Increase in capitalized software                                  (134,889)               --
   Proceeds from sale of fixed assets                                      --            46,845
                                                                 ------------       -----------
Net cash (used) provided in investing activities                     (134,889)           46,845
                                                                 ------------       -----------

 Cash flows from financing activities
   Net borrowing (payments) under bank revolving line of credit       231,291           (14,600)
   Principal payments on capital leases                                (3,645)           (4,373)
   Net Proceeds from private placement                                125,000                --
   Proceeds from exercise of stock options and warrants                31,626            19,774
                                                                 ------------       -----------
 Net cash provided by financing activities                            384,272               801
                                                                 ------------       -----------

 Net decrease in cash and cash equivalents                            (37,443)         (160,472)

 Cash and cash equivalents at beginning of the period                 133,468           176,399
                                                                 ------------       -----------
 Cash and cash equivalents at end of the period                  $     96,025       $    15,927
                                                                 ============       ===========

 Supplemental cash flow Information
   Interest paid                                                 $     25,208       $    79,426

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

Common Stock and Common Stock Options

In the second quarter of 2000, the Stockholders approved a vote to amend the articles of incorporation to increase the authorized shares of the Company's Common Stock to 30,000,000. The Stockholders also approved a vote to increase the authorized shares in the present Stock Option Plan to 3,075,000 during the second quarter of 2000.

Commitments and Contingencies

In March 1997, the Company entered into an agreement with Computer Associates International, Inc. (CA). As part of the agreement, royalties are paid to CA based upon sales of the UNCAST licensing fees collected by the Company. In the second quarter the Company settled its outstanding royalties obligation to CA in the amount of $232,485. The Company does not expect to incur any additional royalty expenses from its agreement with CA.

Net Income Per Share

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

                                                                                                         Per Share
                                                              Income               Shares                Amount
                                                              ------               ------                ------
(dollars in thousand)
Basic net income per common share for the
    six months ended June 30, 2000:
Income available to common stockholders                       $  2              9,508,508              $  0.0
Effect of dilutive stock options                                                  299,693
Diluted net income per common share for
    the six months ended June 30, 2000:                       $  2              9,808,201              $  0.0

Basic net income per common share for the
    six months ended June 30, 1999:
Income available to common stockholders                     $ (757)             6,906,667             $ (0.11)
Effect of dilutive stock options
Diluted net income per common share for
    the six months ended June 30, 1999:                     $ (757)             6,906,667             $ (0.11)

Basic net income per common share for the
    three months ended June 30, 2000:
Income available to common stockholders                      $ (40)             9,581,473              $  0.0
Effect of dilutive stock options
Diluted net income per common share for
    the three months ended June 30, 2000:                    $ (40)             9,581,473              $  0.0

Basic net income per common share for the
    six months ended June 30, 1999:
Income available to common stockholders                     $ (827)             6,918,673             $ (0.12)
Effect of dilutive stock options
Diluted net income per common share for
    the six months ended June 30, 1999:                     $ (827)             6,918,673             $ (0.12)

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

Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999

Revenue
     IAI's revenues in the second quarter of fiscal 2000 were $1.5 million, compared to $2.2 million in the second quarter of fiscal 1999, a decrease of 29.8%. Professional services revenues were $1.4 million versus $1.9 million, a decrease of 26.9%, and product revenues were $0.1 million versus $0.3 a decrease of 50.4%. The decrease in revenue for services and product is a result of diminished sales across the board for Year 2K related projects during the second quarter of fiscal 2000 as compared to the same quarter in 1999.

Gross margin
     Gross margins were $0.4 million or 26.1% of sales, in the second quarter of fiscal 2000 versus $0.3 million, or 12.0% of sales, in the second quarter of fiscal 1999. Of the $0.4 million in 2000, $0.4 million was attributable to professional services and ($0.0 million) was due to software sales. Gross margins as a percentage of sales were 29.0% for professional services and (3.0%) for software sales. In the second quarter of 1999, the Company reported gross margins of approximately 17.9% for professional services and (28.6%) for software. The increase in percentages for gross margins in the second quarter of fiscal 2000 is primarily attributable to Year 2K fixed price contracts in 1999 that no longer exist, which contained overall lower margins.

Selling, General & Administrative (SG&A)
     SG&A was $0.4 million, or 28.4% of revenues, in the second quarter of 2000 versus $1.1 million, or 47.8% of revenues, in the second quarter of 1999, a decrease in expenses of 58.3%. The decrease is attributable to the Company's elimination of its marketing and support expenses associated with Year 2K services and product.

Profit
     The Company reported an operating loss of $0.04 million in the second quarter of 2000 compared to an operating loss of $0.8 million in the second quarter of 1999. The primary cause of the improvement was a combination of higher gross margin percentages, lower SG&A and the discontinued amortization of UNICAST capitalized software which was fully written-off by year-end 1999.

Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999

Revenue
     IAI's revenues in the first six months of fiscal 2000 were $3.2 million, compared to $6.0 million in the first six months of fiscal 1999, a decrease of 46.4%. Professional services revenues were $2.6 million versus $5.4 million, a decrease of 51.7%, and product revenues were $0.606 million versus $0.601 million, an increase of 0.9%. The decrease in revenues for professional services is a result of diminshed sales for Year 2K related projects.

Gross margin
     Gross margins were $1.0 million or 31.2% of sales, in the first six months of fiscal 2000 versus $1.6 million, or 27.0% of sales, in the first six months of fiscal 1999. Of the $1,0 million in 2000, $0.7 million was attributable to professional services and $0.3 million was due to software sales. Gross margins as a percentage of sales were 26.3% for professional services and 52.4% for software sales for 2000, versus 32.4% for professional services and (22.7%) for software sales in 1999. The increase in gross margins as a whole is attributable to the discontinuation of Year 2K related projects which contained lower overall margins.

Selling, General & Administrative
     SG&A was $1.0 million, or 30.9% of revenues, in the first half of 2000 versus $2.2 million, or 37.1% of revenues, in the first half of 1999, a decrease in expenses of 55.4%. The decrease is attributable to the Company's elimination of its marketing and support expenses associated with Year 2K services and product.

Research and Development
     No R&D expenditures were incurred in the first six months of fiscal 2000 versus $72,935 R&D expenditures in the first six months of fiscal 1999.

Profit
     The Company reported a profit of $0.002 million in the first half of 2000 compared to an operating loss of $0.8 million, in the first half of 1999. In general, the Company experienced a slight profit through the second quarter of 2000. The improvement is a combination of higher gross margin percentages, lower SG&A and the discontinued amortization of UNICAST capitalized software which was fully written-off by year-end 1999.

Liquidity and Capital Resources

Through the first six months of 2000, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at June 30, 2000 were $96,025 compared to $15,927 at June 30, 1999. As of June 30, 2000 the Company had an outstanding balance on its line of credit of $732,791.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect which effectively extends the line of credit of $1,000,000 to August 29, 2000. The Company is in negotiations with various organizations to obtain a new line of credit.

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

Item 2. Changes in Securities

In the second quarter of 2000, the Stockholders approved a vote to amend the articles of incorporation to increase the authorized shares of the Company's Common Stock to 30,000,000.

Item 4. Submission of Matters to a Vote of Security Holders

IAI held its Annual Meeting of Shareholders on May 21, 2000. At that meeting, shareholders cast votes for the Board of Directors for the coming year, for ratification of the Board's selection of Rubino & McGeehin Chartered as outside auditors, to increase the number of shares in the stock option plan to 3,075,000, and to amend the Articles of Incorporation to increase the authorized shares of the company's common stock to 30,000,000. Messrs. Rosenberg, May and Ms Wachtel each received 9,123,747 votes in favor of their serving on the Board: with 226,375 votes withheld. Mr. Wester received 9,122,547 votes in favor of his serving on the Board with 227,575 votes withheld. Rubino & McGeehin was ratified with 9,300,776 votes in favor, and 28,246 votes against. The increase in number of shares in the option plan received 5,068,846 votes in favor, and 143,179 against. The amendment to the Articles of Incorporation received 9,175,704 votes in favor, and 166,551 against.

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


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: August 13, 2000            By:    ______________________
      ---------------                Sandor Rosenberg, Chairman of the
                                        Board and President



                                 By:  ____________________
                                      Richard S. DeRose, Executive Vice
                                        President and Treasurer

                               INDEX TO EXHIBITS

Exhibit No.               Description                      Location

27.1        Financial Data Schedule                Filed with this Form 10-QSB