Form 10QSB
period 2000-09-30
INFORMATION ANALYSIS INC
filed 2000-11-14
CIK 803578

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                      Commission
 September 30, 2000                                     File No. 0-22405
 ------------------                                              -------


                        Information Analysis Incorporated
             (Exact name of Registrant as specified in its charter)


  Virginia                                          54-1167364
                                                    ----------
 (State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                 Identification No.)

 11240 Waples Mill Road, #400
 Fairfax, VA                                              22030
 -----------                                              -----
 (Address of principal executive offices)             (Zip Code)

 (Registrant's telephone number,
 including area code)                             (703)383-3000
                                                  -------------

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     x                      No
         ----------                    ---------

State the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000:

Common Stock, par value $.01, 9,701,473 shares

Transitional small business disclosure format.

Yes                         No     x
    ----------                 ----------

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                                Page
PART I.   FINANCIAL INFORMATION                                Number

Item 1.     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999               3

           Condensed Consolidated Statements of Operations
           for the three months and nine months ended
           September 30, 2000 and September 30, 1999              4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended  September 30, 2000 and
           September 30, 1999                                     5

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                     10

Item 2.    Changes in Securities                                 10

Item 4.    Submission of Matters to a Vote of Security Holders   10

Item 6.    Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                       11

               Information Analysis Incorporated and Subsidiaries
                          Consolidated Balance Sheets

                                                                    As of                As of
                                                              September 30, 2000   December 31, 1999
                                                                 (unaudited)          (audited)
                                                                 -----------          ---------
ASSETS
Current assets:
 Cash and cash equivalents                                      $    156,820         $    133,468
 Accounts receivable, net                                          1,467,992            1,902,244
 Employee advance                                                         --                6,230
 Prepaid expenses                                                    131,592              129,995
 Other receivables                                                    65,366               97,299
                                                                ------------         ------------
    Total current assets                                           1,821,770            2,269,236

Fixed assets, net                                                    129,453              279,787

Equipment under capital leases, net                                    7,926               11,553

Capitalized software, net                                            530,189              463,653
Other receivables                                                     38,142               28,992
Other assets                                                          58,275               58,275
                                                                ------------         ------------
    Total assets                                                $  2,585,755         $  3,111,496
                                                                ============         ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $  1,431,731         $  1,491,179
 Accrued payroll and related liabilities                             228,470              276,871
 Other accrued liabilities                                           132,594              727,904
 Revolving line of credit                                            655,991              501,500
 Current maturities of capital lease obligations                       1,105                6,936
                                                                ------------         ------------
   Total current liabilities                                       2,449,891            3,004,390
                                                                ------------         ------------
Total liabilities                                                  2,449,891            3,004,390

Common stock, par value $0.01, 30,000,000 shares authorized;
 11,206,084 and 10,723,284 shares issued, 9,701,473 and
  9,218,673 outstanding at September 30, 2000 and
  December 31, 1999, respectively                                    112,061              107,233
Additional paid in capital                                        13,915,702           13,763,904
Accumulated Deficit                                              (13,037,586)         (12,909,718)
Less treasury stock; 1,504,611 shares at cost                       (854,313)            (854,313)
                                                                ------------         ------------
   Total stockholders' equity                                        135,864              107,106
                                                                ------------         ------------
Total liabilities and stockholders' equity                      $  2,585,755         $  3,111,496
                                                                ============         ============

See accompanying notes

               Information Analysis Incorporated and Subsidiaries
                     Consolidated Statements of Operations

                                             Three months ended September 30,
(unaudited)                                               2000           1999
                                                          ----           ----
Net sales:
 Professional services                              $1,257,921    $ 1,548,178
 Software sales                                        127,701        549,767
                                                    ----------    -----------
 Total sales                                         1,385,622      2,097,945
Cost of goods sold and services provided:
 Cost of professional services                         854,137      1,037,233
 Cost of software sales                                176,788        791,447
                                                    ----------    -----------
 Total cost of goods sold and services provided      1,030,925      1,828,680
Gross margin                                           354,697        269,265
Operating expenses:
 Selling, general and administrative                   467,637        702,495
                                                    ----------    -----------
 Total operating expenses                              467,637        702,495
Operating loss                                        (112,940)      (433,230)
Other (expense)                                        (17,255)       (32,301)
                                                    ----------    -----------
Loss before income taxes                              (130,195)      (465,531)
Provision for income taxes                                  --             --
                                                    ----------    -----------
Net loss                                            $ (130,195)   $  (465,531)
                                                    ==========    ===========
Net loss per common share:
 Basic                                                  $(0.01)        $(0.07)
                                                    ==========    ===========
 Diluted                                                $(0.01)        $(0.07)
                                                    ==========    ===========
Weighted average common shares outstanding:
 Basic                                               9,589,299      6,918,673
 Diluted                                             9,589,299      6,918,673

                                              Nine months ended September 30,
(unaudited)                                               2000           1999
                                                          ----           ----
Net sales:
 Professional services                              $3,887,652    $ 6,988,853
 Software sales                                        733,639      1,150,366
                                                    ----------    -----------
 Total sales                                         4,621,291      8,139,219
Cost of goods sold and services provided:
 Cost of professional services                       2,792,988      4,713,115
 Cost of software sales                                464,948      1,528,403
                                                    ----------    -----------
 Total cost of goods sold and services provided      3,257,936      6,241,518
Gross margin                                         1,363,355      1,897,701
Operating expenses:
 Selling, general and administrative                 1,467,263      2,943,048
 Research and development                                   --         72,935
                                                    ----------    -----------
 Total operating expenses                            1,467,263      3,015,983
Operating loss                                        (103,908)    (1,118,282)
Other (expense)                                        (23,960)      (104,662)
                                                    ----------    -----------
Loss before income taxes                              (127,868)    (1,222,944)
Provision for income taxes                                  --             --
                                                    ----------    -----------
Net loss                                            $ (127,868)   $(1,222,944)
                                                    ==========    ===========
Net loss per common share:
 Basic                                                  $(0.01)        $(0.18)
                                                    ==========    ===========
 Diluted                                                $(0.01)        $(0.18)
                                                    ==========    ===========
Weighted average common shares outstanding:
 Basic                                               9,535,635      6,910,713
 Diluted                                             9,535,635      6,910,713

See accompanying notes

               Information Analysis Incorporated and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                            For the nine Months Ended September 30,
                                                            ---------------------------------------
(unaudited)                                                              2000           1999

Net (loss)                                                          $(127,868)   $(1,222,944)

 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                                       150,334        222,819
   Amortization                                                         3,627         15,547
   Amortization of Capitalized Software                               115,911        821,253
   Loss on sale of fixed assets                                            --         25,361
   Changes in operating assets and liabilities
     Accounts receivable                                              434,252      1,854,848
     Other receivables and prepaid expenses                            27,416        (12,238)
     Accounts payable and accrued expenses                           (703,159)    (1,167,084)
                                                                    ---------    -----------
 Net cash (used) provided by operating activities                   $ (99,487)   $   562,038
                                                                    ---------    -----------

 Cash flows from investing activities
   Acquisition of furniture and equipment                                  --         (1,961)
   Increase in capitalized software                                  (182,447)            --
   Proceeds from sale of fixed assets                                      --         55,566
                                                                    ---------    -----------
Net cash (used) provided in investing activities                     (182,447)        53,605
                                                                    ---------    -----------

 Cash flows from financing activities
   Net borrowing (payments) under bank revolving line of credit       154,491       (669,500)
   Principal payments on capital leases                                (5,831)        (6,559)
   Net Proceeds from private placement                                125,000             --
   Proceeds from exercise of stock options and warrants                31,626         19,774
                                                                    ---------    -----------
 Net cash provided (used) by financing activities                     305,286       (656,285)
                                                                    ---------    -----------

 Net increase (decrease) in cash and cash equivalents                  23,352        (40,642)

 Cash and cash equivalents at beginning of the period                 133,468        176,399
                                                                    ---------    -----------
 Cash and cash equivalents at end of the period                     $ 156,820    $   135,757
                                                                    =========    ===========

 Supplemental cash flow Information
   Interest paid                                                    $  42,617    $   112,049

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



The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

                                                                                                               Per Share
                                                                       Income             Shares                Amount
                                                                       ------             ------                ------
                                                               (dollars in thousand)
Basic net income per common share for the
    nine months ended September 30, 2000:
Income available to common stockholders                               $  (128)           9,535,635              $(0.01)
Effect of dilutive stock options                                                                --                  --
Diluted net income per common share for
   the nine months ended September 30, 2000:                          $  (128)           9,535,635              $(0.01)

Basic net income per common share for the
    nine months ended September 30, 1999:
Income available to common stockholders                               $(1,223)           6,910,713              $(0.18)
Effect of dilutive stock options                                                                --                  --
Diluted net income per common share for
   the nine months ended September 30, 1999:                          $(1,223)           6,910,713              $(0.18)

Basic net income per common share for the
    three months ended September 30, 2000:
Income available to common stockholders                               $  (130)           9,589,299              $(0.01)
Effect of dilutive stock options
Diluted net income per common share for                                                         --                  --
   the three months ended September 30, 2000:                         $  (130)           9,589,299              $(0.01)

Basic net income per common share for the
    three months ended September 30, 1999:
Income available to common stockholders                               $  (466)           6,918,673              $(0.07)
Effect of dilutive stock options
Diluted net income per common share for                                                         --                  --
   the three months ended September 30, 1999:                         $  (466)           6,918,673              $(0.07)

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Overview

Prior to mid-1999, the Company was primarily dedicated to solving Year 2000 problems by providing software and services. Since the latter part of 1999 the Company's main focus has been modernizing client information systems and developing Web-based solutions. The Company primarily applies its technology, services and experience to legacy software migration and modernization. The arrival of the Internet and Intranet technology has offered a different approach at collecting and processing large volumes of user transactions, processes which were the forte of older legacy systems. The Company has been using its expertise in legacy systems to develop solutions that allow these legacy systems to interface with the Web.

Three Months Ended September 30, 2000 Versus Three Months Ended September 30,
1999

Revenue
          IAI's revenues in the third quarter of fiscal 2000 were $1.4 million, compared to $2.1 million in the third quarter of fiscal 1999, a decrease of 34.0%. Professional services revenues were $1.3 million versus $1.5 million, a decrease of 18.7%, and product revenues were $0.1 million versus $0.5 a decrease of 76.8%. The decrease in revenue for services and product continues to be a result of diminished sales across the board for Year 2K related projects during the third quarter of fiscal 2000 as compared to the same quarter in 1999.

Gross margin

          Gross margins were $0.4 million or 25.6% of sales, in the third quarter of fiscal 2000 versus $0.3 million, or 12.8% of sales, in the third quarter of fiscal 1999. Of the $0.4 million in 2000, $0.4 million was attributable to professional services and ($0.0 million) was due to software sales. Gross margins as a percentage of sales were 32.1% for professional services and (38.4%) for software sales. In the third quarter of 1999, the Company reported gross margins of approximately 33.0% for professional services and (44.0%) for software. The increase in percentages for gross margins in the third quarter of fiscal 2000 is primarily attributable to Year 2K fixed price contracts in 1999 that no longer exist, which contained overall lower margins.

Selling, General & Administrative (SG&A)

          SG&A was $0.5 million, or 33.7% of revenues, in the third quarter of 2000 versus $0.7 million, or 33.5% of revenues, in the third quarter of 1999, a decrease in expenses of 33.4%. The decrease is attributable to the Company's elimination of its marketing and support expenses associated with Year 2K services and product.

Profit
          The Company reported an operating loss of $0.1 million in the third quarter of 2000 compared to an operating loss of $0.5 million in the third quarter of 1999. The primary cause of the improvement was a combination of higher gross margin percentages, lower SG&A and the discontinued amortization of UNICAST capitalized software which was fully written-off by year-end 1999.

Nine Months Ended September 30, 2000 Versus nine Months Ended September 30, 1999

Revenue
          IAI's revenues in the first nine months of fiscal 2000 were $4.6 million, compared to $8.1 million in the first nine months of fiscal 1999, a decrease of 43.2%. Professional services revenues were $3.9 million versus $7.0 million , a decrease of 44.4%, and product revenues were $0.7 million versus $1.2 million , a decrease of 36.2%. The decrease in revenues for both professional services and product sales is a result of diminshed sales for Year 2K related projects.

Gross margin

          Gross margins were $1.4 million or 29.5% of sales, in the first nine months of fiscal 2000 versus $1.9 million, or 23.3% of sales, in the first nine months of fiscal 1999. Of the $1.4 million in 2000, $1.1 million was attributable to professional services and $0.3 million was due to software sales. Gross margins as a percentage of sales were 28.2% for professional services and 36.6% for software sales for 2000, versus 32.6% for professional services and (32.9%) for software sales in 1999. The increase in gross margins as a whole is attributable to the discontinuation of Year 2K related projects which contained lower overall margins.

Selling, General & Administrative

          SG&A was $1.5 million, or 31.8% of revenues, for the nine months ending 2000 versus $3.0 million, or 36.2% of revenues, for the nine months ending 1999, a decrease in expenses of 50.1%. The decrease is attributable to the Company's elimination of its marketing and support expenses associated with Year 2K services and product.

Research and Development

          No R&D expenditures were incurred in the first nine months of fiscal 2000 versus $72,935 R&D expenditures in the first nine months of fiscal 1999.

Profit

          The Company reported an operating loss of $0.1 million for the first nine months of fiscal 2000 compared to an operating loss of $1.2 million, for the first nine months of 1999. In general, the Company experienced a loss through the third quarter of 2000. The decrease in operating loss over the first nine months for 2000, versus the same period for 1999 is mainly attributable to the combination of higher gross margin percentages, lower SG&A and the discontinued amortization of UNICAST capitalized software which was fully written-off by year-end 1999.

Liquidity and Capital Resources

Through the first nine months of 2000, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at September 30, 2000 were $156,820 compared to $135,757 at September 30, 1999. As of September 30, 2000 the Company had an outstanding balance on its line of credit of $655,991.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect which effectively extends the line of credit of $1,000,000 to December 31, 2000. The Company is in negotiations with various organizations to obtain a new line of credit.

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

Item 2. Changes in Securities

During the third quarter of 2000, the Company issued 100,000 shares of its common stock as a contingent payment against the outstanding balance of $170,000 owed to Cornell Technical Services for services rendered. The shares have since been registered under a SB-2 registration statement that has been declared effective. The issuance was made in order to encourage Cornell Technical Services to defer collection efforts until the Company was able to make final payment of this debt. Both companies agreed that any proceeds Cornell Technical Services realizes from the sale of the shares will be applied against the amount that the Company owes. There have been no reported sales of any of these shares. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of unregistered securities to Cornell Techncial Services.

During the third quarter of 2000, the Company issued 20,000 shares of its common stock as a contingent payment against the outstanding balance of $46,000 owed to Brendan Dawson under his previous employment agreement with the Company. The shares have since been registered under a SB-2 registration statement that has been declared effective. The issuance was made in order to encourage Mr. Dawson to defer collection efforts until the Company was able to make final payment of this debt. The Company and Mr. Dawson have agreed that any proceeds that Mr. Dawson realizes from the sale of any of the shares will be applied against the amount owed Mr. Dawson. There have been no reported sales of any of these shares. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of unregistered securities to Mr. Dawson.

Item 4. Submission of Matters to a Vote of Security Holders

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


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: November 14, 2000            By:  /s/ Sandor Rosenberg
      -----------------               ------------------------------
                                   Sandor Rosenberg, Chairman of the
                                     Board and President



                            By:    /s/ Richard S. DeRose
                                 -----------------------------------
                                 Richard S. DeRose, Executive Vice
                                    President and Treasurer

                               INDEX TO EXHIBITS

Exhibit No.            Description                      Location

27.1             Financial Data Schedule         Filed with this Form 10-QSB