Form 10KSB
period 2000-12-31
INFORMATION ANALYSIS INC
filed 2001-04-16
CIK 803578

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

             Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000
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

The issuer's revenue for its most recent fiscal year was $5,770,641

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 31, 2001 was approximately $1,889,843

As of March 31, 2001 the Registrant had 9,701,473 shares of Common Stock outstanding.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


     This Form 10-KSB contains forward looking statements. These statements are based on certain assumptions and involve risks and uncertainties. Actual future results may vary materially from those discussed herein. Any statements that are not historical facts should be forward-looking statements. These forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. IAI does not undertake any obligation to pubicly release the result of any revision which may be made to any forward-looking statements after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     The web solutions market is the fastest growing segment of the computer consulting business as individuals, small companies, large companies, and governmental agencies rush to establish a presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building web-sites and typically have many short duration projects. More complex web applications generally require knowledge of clients' back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. However, these types of applications will be more prominent in the future as the web is better understood and this will be the area that future expenditures will grow the most.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


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

     Beginning in the last quarter of 2000 IAI has secured contracts to modernize several large legacy systems for a federal agency. These projects are giving IAI staff valuable experience with state of the art web-application products recently released by Oracle Corporation. Personnel with these skills are in great demand and can form the nucleus of a new business division within IAI. It is management's intention to build on these contracts and expand revenues in this area over the next five years.

     The Company is also using the experience it has acquired as a JetForm reseller to help secure engagements for web-based applications requiring forms. The JetForm product has evolved over the years into a robust tool that can form the backbone of applications, especially those requiring forms. The company has used this expertise to penetrate a number of federal government clients and build sophisticated web applications. IAI's knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. During 2000 the company has built a core group of professionals that can build this practice over the coming years.

     Concentrating on the niche of electronic forms related web applications through IAI's relationship with JetForm, the company has developed a cadre of professionals that can quickly and efficiently develop web applications. IAI will focus on federal government clients during 2001 and leverage the company's outstanding reputation with federal clients to penetrate these agencies. IAI will be able to

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


reference successful projects completed or in development for the Department of Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), Immigration and Naturalization Service (INS), and U.S. Air Force Logistics Command (AFLC).



Competition

     The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. The Company also faces competition from other companies which purport to substantially automate the process through software tools including Alydaar, Crystal Systems Solutions and Sapiens International. "Off the shelf" software for enterprise resource planning, such as SAP and Baan, provides an additional source of competition, although, to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of the Company's competitors have greater name recognition than the Company, a larger, more established customer base, and significantly greater financial and market resources in comparison to the Company.

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

Backlog

     As of December 31, 2000, the Company estimated its backlog at approximately $4.9 million. Of the entire backlog, the Company believes approximately 95% will be completed by December 31, 2001. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Employees

     As of December 31, 2000, the Company employed 39 full-time and part-time individuals. In addition, the Company maintained independent contractor relationships with 20 individuals for computer services. Approximately 80% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.



Item 2.  Properties

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


  The Company's offices are located at 11240 Waples Mill Road, Suite 400, Fairfax, VA. 22030. IAI holds a lease for 12,345 square feet. This lease expires on February 28, 2004.

Item 3.  Legal Proceedings

  The Company is not aware of any legal proceedings against it at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders, either through the solicitation of proxies or otherwise.

                                    PART II
Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

  The Company's Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. Prior thereto in 1999, the Common Stock traded on the National Market System on the NASDAQ, Stock Market. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:


                    Fiscal Year Ended December 31, 1999                       Fiscal Year Ended December 31, 2000
          --------------------------------------------------------  -------------------------------------------------------
                              Quarter Ended:                                            Quarter Ended:
               3/31/99       6/30/99       9/30/99        12/31/99       3/31/00       6/30/00       9/30/00       12/31/00
              --------      --------      --------       ---------      --------      --------      --------      ---------
High          $  1.593      $  0.750      $  0.625       $   1.218      $  2.156      $  1.063      $  0.594      $   0.438
Low           $  0.625      $  0.375      $  0.125       $   0.156      $  0.531      $  0.375      $  0.260      $   0.040


  The quotations on which the above data are based after July 29, 1999 reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions. From September 8, 1997 to July 28, 1999, the prices reflect the high and low bid prices as reported by NASDAQ.

As of December 31,2000, the Company had 110 stockholders of record. The Company has not paid a cash dividend on its Common Stock for the last two fiscal years. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

  The Company raised $125,000 through a private placement of 250,000 shares of common stock and 125,000 five-year warrants which expire on December 31, 2004, exercisable at $1.00 per share. All purchasers of the shares and warrants were accredited investors. The Company relied upon Regulation D under the Securities Act of 1933 as amended in connection with the issuance of these unregistered shares.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  2000 was a transition year for the Company. During this year IAI reoriented its sales and marketing organizations to capitalize on its services and tools to address the legacy modernization and conversion market. Additional resources were added to support Web-based solutions and staff augmentation.

  The effect of this re-orientation has been to change IAI's focus from primarily offering Year 2000 conversion services to an information technology organization offering a balance of services and products in legacy modernization, conversion and re-engineering, and Web solutions.

  IAI was not profitable in 2000. The Company's expenses related to sales, marketing, and administrative, infrastructure exceeded the gross profits from its revenues. As we continue to build backlog, we believe the Company's economic prospects will improve.


Results of Operations

The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                                    Years Ended
                                                  --------------------------------------------
                                                     December 31, 2000      December 31, 1999
Revenue                                                          100.0%                  100.0%
Cost of Goods Sold                                                74.1%                   80.3%
Gross Profit                                                      25.9%                   19.7%
Operating Expenses
    Selling, general and administrative                           38.7%                   40.1%
    Research and development                                       0.0%                    0.6%
Loss from operations                                             (12.8%)                 (21.0%)
Non recurring item                                                 0.0%                  (20.6%)
Other (expense) income                                            (0.7%)                  (1.4%)
Loss before income taxes                                         (13.5%)                 (43.0%)
Provision for income taxes                                        (0.0%)                  (0.0%)
Net loss                                                         (13.5%)                 (43.0%)

2000 Compared to 1999

Revenue. Fiscal 2000 revenue decreased $3.8 million, or 39.8%, to $5.8 million in fiscal year 2000 from $9.6 million in fiscal year 1999. The reason for this decrease was primarily due to the discontinuation of Year 2000 sales in both product and professional services sales that were present in 1999. Revenue from software sales decreased $0.5 million, or 35.9%, to $0.8 million in fiscal year 2000 from $1.3 million in fiscal year 1999. Revenue from professional services decreased $3.3 million, or 40.4%, to $4.9 million in fiscal year 2000 from $8.3 million in fiscal year 1999. Revenue overall attributable to year 2000 work decreased from $3.3 million, in 1999, to $0.0 in 2000.

Gross Profit. Gross profit was $1.5 million in fiscal 2000 versus $1.9 million in 1999,or 25.9% of revenue in 2000 compared to 19.7% of revenue in 1999. Professional services gross margin was 25.8% of revenue in 2000, compared to 30.1% in 1999. The decrease in professional services gross margin was primarily attributable to Year 2000 contracts in 1999, which generated a higher gross margin for the year 2000 market. Software sales gross margin was 26.5% of revenue in 2000, up from (45.5%) in 1999. The

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


increase in software sales gross margin was do to the acceleration of amortization for UNICAST capitalized software during fiscal year 1999.

Selling, General and Administrative (SG&A). Fiscal 2000 SG&A expense decreased to $2.2 million, or 38.7% of revenue, from $3.8 million, or 40.1% of revenue in 1999, a decrease in expenses of 41.9%. The decrease is due to a continued effort by management to scale back expenses as the Company positions itself to meet its current needs.

Liquidity and Capital Resources

  In January 2000 IAI raised $125,000 during the second phase of our 1999 private placement. This private placement, along with current collections and net borrowing of $97,000 from the Company's bank provided financing for the Company's operations in 2000. For fiscal year 2000, net cash provided by operating, investing and financing activities of $0.7 million along with a net loss of $0.8 million resulted in a cash and cash equivalents of $43,000 at year end. The Company's line of credit of $2,000,000 with First Virginia Bank expired on June 19, 1999. First Virginia Bank has executed forbearance agreements with the Company, which effectively extends a line of credit of $850,000 until May 29, 2001. The Company is in negotiations with various organizations to obtain a new line of credit.

  The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2001. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

Item 7.  Financial Statements and Supplementary Data

  See Consolidated Financial Statements included herein beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant

The executive officers and directors of the Company are:

NAME                   DIRECTOR SINCE               OFFICE HELD WITH COMPANY
---------------------  --------------  --------------------------------------------------
Sandor Rosenberg                 1979  Chairman of the Board, Chief Executive
                                       Officer
Richard S. DeRose                1991  Executive Vice President, Chief Financial Officer,
                                       Secretary
Stanley A. Reese                 1993  Senior Vice President, Chief Operating Officer
Charles A. May, Jr.              1997  Director
Bonnie K. Wachtel                1992  Director
James D. Wester                  1985  Director

          Directors serve until the next annual meeting of shareholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Sandor Rosenberg, 54, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Rosenberg holds a BS degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Richard S. DeRose, 62, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO of DHD, Inc. and was a founder of the company. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a BS degree in Science from the US Naval Academy and an MS degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Stanley A. Reese, 44, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 17 years experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a BA in History from George Mason University

Charles A. May, Jr., 63, is a consultant focusing on national security and defense conversion issues. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters US Air Force, Washington, D.C. He is a graduate of the US Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College and has completed the University of Pittsburgh's Management Program for Executives.

Bonnie Wachtel, 45, has served as vice president and general counsel of Wachtel & Co., Inc., a Washington, D.C.-based brokerage and investment banking firm, since 1984. Ms. Wachtel holds BA and MBA degrees from the University of Chicago and a JD from the University of Virginia. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; and VSE Corporation, a provider of technical services to the federal government.

James Wester, 62, has been a computer services marketing consultant for more than 15 years. Since 1984, he has been president of Results, Inc., a computer services marketing firm. Mr. Wester holds a BME degree from Auburn University and an MBA from George Washington University.

          There are no family relationships between any directors or executive officers of IAI.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and any national securities exchange on which the Company's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied, except for Traditions LP and any filing required in connection with option grants.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


Item 10.  Executive Compensation

     The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2000 (collectively "Named Executive Officers"):

                                                     Summary Compensation Table

                                                                      Annual Compensation                  Securities
Name and Principal                                                    -------------------                  Underlying
Position                                  Year                  Salary                      Bonus                   Options (#)
---------                                 ------                ------                      ------                  -------
Sandor Rosenberg                            2000                 $ 76,904                       --                       --
Chairman of the Board and                   1999                 $ 76,457                       --                       --
Chief Executive Officer                     1998                 $102,083                       --                       --
---------------------------------------------------------------------------------------------------------------------------
Richard S. DeRose                           2000                 $ 75,000                       --                   50,000
Executive Vice President                    1999                 $ 97,617                       --                   20,000
Chief Financial Officer                     1998                 $150,010                       --                       --
---------------------------------------------------------------------------------------------------------------------------
Stanley A. Reese                            2000                 $ 75,000                       --                       --
Senior Vice President and                   1999                 $ 97,867                       --                   20,000
Chief Operating Officer                     1998                 $135,827                       --                   50,000
---------------------------------------------------------------------------------------------------------------------------

No Named Executive Officer has received any perquisite or benefit, securities, or property that exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

        The following table sets forth all option grants during 2000 to all executive officers.

                       Option Grants in Last Fiscal Year

                        Number of
                  Securities Underlying      % of Total Options Granted     Exercise    Expiration
Name                 Options Granted         To Employees in Fiscal Year      Price        Date
----              ---------------------      ---------------------------      ------       ----
Richard S. DeRose        50,000                        53.2%                  $0.438      07/03/10

     The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the Named Executive Officers. The value of unexercised in-the-money options at December 31, 2000 equals the market value of the underlying common stock at December 31, 2000 minus the option exercise price. The fair market value of the Company's common stock at December 31, 2000 was $0.09.

    Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

                                                          Number of Securities              Value of Unexercised In-
                                                          Underlying Unexercised               the-Money Options at
                           Shares                           Options at 12/31/00                       12/31/00
                          Acquired        Value             -------------------                       --------
Name                         on           -----         Exercisable    Unexercisable         Exercisable    Unexercisable
----                      Exercise       Realized       -----------    -------------         -----------    -------------
                          --------       --------
Richard S. DeRose             --                         117,900           50,000               --                    --
Stanley A. Reese              --                         128,750                                --                    --


      Directors of the Company who are not executive officers of the Company receive a stipend of $500 per quarter plus reimbursement of reasonable expenses incurred in attending meetings.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


Item 11.  Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth, as of March 31, 2001, the number of shares and percentage of the Company's Common Stock owned by all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. This information has been obtained in part from such persons and in part from the Company's records. Each person has sole voting and investment power with respect to the shares indicated except for shares which may be acquired upon exercise of options and as otherwise noted.



NAME AND ADDRESS OF                                 SHARES BENEFICIALLY
BENEFICIAL OWNER (1)                                          OWNED (2)        % OF CLASS
-------------------------------------------------  --------------------        -----------
Sandor Rosenberg, Chairman, CEO, and Director                1,752,800               18.1%
Richard S. DeRose, Executive Vice President                    315,900    (3)         3.2%
Stanley A. Reese, Senior Vice President                        134,750    (4)         1.4%
Charles A. May, Jr., Director                                   16,000    (5)           *
Bonnie K. Wachtel, Director                                    112,800    (6)         1.2%
James D. Wester, Director                                      383,500    (7)         3.8%
Kenneth Parsons                                                712,500    (8)         6.8%
Traditions LP                                                1,500,000    (9)        14.7%

All directors and executive officers as a group              2,554,000   (10)        26.4%

      *less than 1%

(1) The address of all beneficial holders is care of the Company, except Ms. Wachtel, whose address of record is 1101 14th St. NW, Washington, DC 20001.
(2) All shares are held outright by the individuals listed. References to options and warrants include all options and warrants exercisable within 60 days of March 31, 2001.
(3)  Includes options on 117,900 shares.
(4)  Includes options on 128,750 shares.
(5)  Includes options on 16,000 shares.
(6)  Includes options on 13,000 shares.
(7)  Includes warrants on 108,000 shares and options for 190,000 shares.
(8)  Includes options on 712,500 shares.
(9)  Includes warrants on 500,000 shares.
(10) Includes options on 465,650 shares and warrants for 108,000 shares.


Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

        (a)   (1)  Financial Statements:
                   Report of Independent Auditors                       F-1
                   Balance Sheet                                        F-2
                   Consolidated Statements of Operations                F-3
                   Consolidated Statements of Stockholders' Equity      F-4
                   Consolidated Statements of Cash Flows                F-5
                   Notes to Consolidated Financial Statements           F-6-F-17

        (a)   (2)  Exhibits:
                   See Exhibit Index on page 12.

        (b) No reports were filed on Form 8-K during the last quarter of 2000.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 2000, and their consolidated results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming Information Analysis Incorporated and subsidiaries will continue as a going concern. As discussed in Note 14, the Company has suffered recurring losses from operations and has cash flows problems and financing requirements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 6, 2001
Bethesda, MD            /S/ Rubino & McGeehin, Chartered

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                              -------------------

                                                                              December 31, 2000
                                                                            ---------------------
                                             ASSETS
Current assets
 Cash and cash equivalents                                                          $     42,881
 Accounts receivable, net of allowance of $402,554                                     1,073,941
 Prepaid expenses                                                                        174,875
 Other receivables                                                                        57,800
                                                                                    ------------

   Total current assets                                                                1,349,497

Fixed assets, net of accumulated depreciation and amortization
 of $2,123,943                                                                            96,139
Equipment under capital leases, net of accumulated amortization
 of $68,485                                                                                6,717
Capitalized software, net of accumulated amortization of $272,558                        491,552
Other receivables                                                                         18,142
Other assets                                                                              58,275
                                                                                    ------------

   Total assets                                                                     $  2,020,322
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Revolving line of credit                                                           $    598,591
 Accounts payable                                                                      1,517,897
 Accrued payroll and related liabilities                                                 211,866
 Other accrued liabilities                                                               208,976
                                                                                    ------------

   Total current liabilities                                                           2,537,330
                                                                                    ------------

Stockholders' equity
 Common stock, $0.01 par value, 30,000,000 shares authorized,
  11,206,084 shares issued, 9,701,473 shares outstanding                                 112,061
 Additional paid-in capital                                                           13,915,702
 Accumulated deficit                                                                 (13,690,458)
 Less treasury stock, 1,504,611 shares, at cost                                         (854,313)
                                                                                    ------------

   Total stockholders' equity (deficit)                                                 (517,008)
                                                                                    ------------

   Total liabilities and stockholders' equity                                       $  2,020,322
                                                                                    ============

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              -------------------

                                                                  For the years ended December 31,
                                                                    2000                 1999
                                                                ---------------     --------------
Sales
  Professional fees                                              $4,920,931             $ 8,259,492
  Software sales                                                    849,710               1,326,280
                                                                 ----------             -----------

       Total sales                                                5,770,641               9,585,772
                                                                 ----------             -----------

Cost of sales
  Cost of professional fees                                       3,653,333               5,770,008
  Cost of software sales                                            624,654               1,929,496
                                                                 ----------             -----------

       Total cost of sales                                        4,277,987               7,699,504
                                                                 ----------             -----------

Gross profit                                                      1,492,654               1,886,268

Selling, general and administrative expenses                      2,231,056               3,842,212
Research and development                                                  -                  60,719
                                                                 ----------             -----------

Loss from operations                                               (738,402)             (2,016,663)

Other items
  Write-down of capitalized software costs                                -              (1,978,362)
  Other expenses                                                    (42,338)               (129,611)
                                                                 ----------             -----------

Loss before provision for income taxes                             (780,740)             (4,124,636)

Provision for income taxes                                                -                       -
                                                                 ----------             -----------

Net loss                                                         $ (780,740)            $(4,124,636)
                                                                 ==========             ===========

Loss per common share (basic and diluted)                            $(0.08)                 $(0.59)
                                                                 ==========             ===========

Weighted average common shares outstanding
  (basic and diluted)                                             9,576,981               6,988,336
                                                                 ==========             ===========




   The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              -------------------


                    Shares of
                      Common                      Additional
                      Stock         Common         Paid-in          Accumulated        Treasury
                      Issued        Stock          Capital            Deficit           Stock           Total
                  ----------------------------------------------------------------------------------------------
Balances,            8,358,784      $ 83,588      $12,639,666       $ (8,785,082)      $(854,313)    $ 3,083,859
 December 31, 1998
Exercise of stock
 options and warrants   44,500           445           19,329                  -               -          19,774
Stock issued for
 private placement   2,300,000        23,000        1,087,000                  -               -       1,110,000
Stock issued for
 software purchase      20,000           200           17,909                  -               -          18,109
Net loss                     -             -                -         (4,124,636)              -      (4,124,636)
                    ----------      --------      -----------       ------------     -----------     -----------

Balances,
 December 31, 1999  10,723,284       107,233       13,763,904        (12,909,718)       (854,313)        107,106
Exercise of stock
 options and warrants  112,800         1,128           30,498                  -               -          31,626
Stock issued for
 private placement     250,000         2,500          122,500                  -               -         125,000
Stock issued as
 contingent payment
 of debt               120,000         1,200           (1,200)                 -               -               -
Net loss                     -             -                -           (780,740)              -        (780,740)
                    ----------      --------      -----------       ------------     -----------     -----------
Balances,
 December 31, 2000  11,206,084      $112,061      $13,915,702       $(13,690,458)      $(854,313)    $  (517,008)
                    ==========      ========      ===========       ============     ===========     ===========



   The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              -------------------


                                                                            For the years ended December 31,
                                                                               2000                 1999
                                                                          -------------------------------------

Net loss                                                                     $(780,740)             $(4,124,636)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                                                 183,648                  282,966
  Amortization                                                                   4,836                   20,325
  Amortization of capitalized software                                         154,548                1,096,170
  Loss on sale of fixed assets                                                       -                   24,923
  Capitalized software write-down                                                    -                1,978,362
  Changes in operating assets and liabilities
   Accounts receivable                                                         828,303                2,517,551
   Other receivables and prepaid expenses                                       11,699                    3,076
   Accounts payable and accrued expenses                                      (557,215)              (1,611,793)
                                                                             ---------              -----------

     Net cash (used) provided by operating activities                         (154,921)                 186,944
                                                                             ---------              -----------

Cash flows from investing activities:
 Increase in capitalized software                                             (182,447)                (113,555)
 Proceeds from sale of fixed assets                                                  -                   56,665
                                                                             ---------              -----------

     Net cash used by investing activities                                    (182,447)                 (56,890)
                                                                             ---------              -----------

Cash flows from financing activities:
 Net borrowings (payments) under bank revolving line of credit                  97,091               (1,294,700)
 Principal payments on capital leases                                           (6,936)                  (8,059)
 Proceeds from private placement of common stock                               125,000                1,110,000
 Proceeds from exercise of stock options and warrants                           31,626                   19,774
                                                                             ---------              -----------

     Net cash provided (used) by financing activities                          246,781                 (172,985)
                                                                             ---------              -----------

Net decrease in cash and cash equivalents                                      (90,587)                 (42,931)

Cash and cash equivalents, beginning of the year                               133,468                  176,399
                                                                             ---------              -----------

Cash and cash equivalents, end of the year                                   $  42,881              $   133,468
                                                                             =========              ===========

Supplemental cash flow information
  Interest paid                                                              $  60,999              $   137,988
  Income taxes paid                                                          $       -              $         -



   The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


 1.  Summary of Significant Accounting Po

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

     Revenue Recognition
     -------------------

     The Company provides services under various pricing arrangements. Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from "firm-fixed-price" contracts is recognized on the percentage-of-completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management's estimate of total contract costs. Revenue from "time and material" contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Contract losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     Revenue from software sales is recognized upon delivery, when collection of the receivable is probable. Maintenance revenue is recognized ratably over the maintenance period.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


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

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


1.  Summary of Significant Accounting Policies (continued)

     Software Development Costs
     --------------------------

     The Company has capitalized costs related to the development of the ICON software product. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed and recognized for the product when available for general release to customers based on the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or, (b) the straight-line method over the economic life of the product. Capitalized costs and amortization periods are management's estimates and may have to be modified due to inherent technological changes in software development.

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

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


1.   Summary of Significant Accounting Policies (continued)

     Fair Market Value of Financial Instruments
     ------------------------------------------

     The Company's financial instruments include trade receivables, other receivables and accounts payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

2.   Receivables

     Accounts receivable at December 31, 2000, consist of the following:

     Billed-federal government                                      $  726,556
     Billed-commercial and other                                       729,249
                                                                    ----------
        Total billed                                                 1,455,805
     Unbilled                                                           20,690
     Less: allowance of doubtful accounts                             (402,554)
                                                                    ----------
        Accounts receivable, net                                    $1,073,941
                                                                    ==========

     Billed receivables from the federal government includes amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date which are expected to be billed and collected within one year.

3.   Fixed Assets

     A summary of fixed assets and equipment at December 31, 2000, consist of the following:

     Furniture and equipment                                        $   294,333
     Leasehold improvements and other                                   204,634
     Computer equipment and software                                  1,721,115
                                                                    -----------
                                                                      2,220,082
     Less: accumulated depreciation and amortization                 (2,123,943)
                                                                    -----------
        Total                                                       $    96,139
                                                                    ===========

     Depreciation expense for the years ended December 31, 2000 and 1999, was $183,648 and $282,966 respectively.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


4.   Software Development Costs

     Software development costs as of December 31, 2000, consist of the following:

       Cumulative costs incurred                                   $ 764,110
       Accumulated amortization                                     (272,558)
                                                                   ---------
           Net software development costs                          $ 491,552
                                                                   =========

     Amortization expense for the years ended December 31, 2000 and 1999, was $154,548 and $1,096,170, respectively.

     At December 31, 2000, capitalized software development costs of $764,110, and accumulated amortization of $272,558, is for the ICON software tool, which is being amortized over three years. All costs related to other products have been fully amortized or written off.

5.   Other Assets

     Other assets at December 31, 2000, consist of the following:

       Security deposits                                           $  48,275
       Other                                                          10,000
                                                                    --------
           Total other assets                                       $ 58,275
                                                                    ========
6.   Other Accrued Liabilities

     Other accrued liabilities at December 31, 2000, consist of the following:

       Royalties payable                                           $ 45,670
       Accrued payables                                             149,435
       Other                                                         13,871
                                                                   --------
           Total other accrued liabilities                         $208,976
                                                                   ========

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


7.   Revolving Line of Credit

     At December 31, 2000, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $1,000,000. The bank has executed a forbearance agreement with the Company for demand or short-term borrowings up to $850,000, which effectively extends the line of credit until May 29, 2001. Draws against this line are limited by varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank's prime rate plus 0.5% (10.00% at December 31, 2000). The lender has a first priority security interest in the Company's receivables and a direct assignment of its U.S. Government contracts. The revolving line of credit, among other covenants, requires the Company to comply with certain financial ratios. The Company was not in compliance with any of the financial ratios at December 31, 2000, when there was an outstanding balance of $598,591 on the line.

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

8.   Commitments and Contingencies

     Operating Leases
     ----------------

     The Company leases facilities and equipment under long-term operating lease agreements. Rent expense was $212,756 and $439,312 for the years ended December 31, 2000 and 1999, net of sublease income of $301,306 and $245,380, respectively. Subsequent to December 31, 2000, the Company renegotiated its lease without penalty to lease less space in the current building. The future minimum rental payments to be made under long-term operating leases principally for facilities, and giving effect to the aforementioned reduction in space, are as follows:

       Year ending December 31, 2001                               $  413,400
                                2002                                  381,300
                                2003                                  355,200
                                2004                                   81,500
                                                                   ----------
       Total minimum rent payments                                 $1,231,400
                                                                   ==========

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


8.   Commitments and Contingencies (continued)

     The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect increases in the consumer price index and the Company's proportionate share of real estate tax increases on the leased property. The leases are secured by security deposits in the amount of $48,275.

     The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2000, is $565,295, of which $180,989 is payable in 2001, $167,133 is payable in 2002, $166,561 is payable in 2003, and $50,612 is payable in 2004.

9.   Income Taxes

     The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2000, are as follows:

     Deferred tax assets:
     Net operating loss carryforward                           $ 6,401,000
     Accrued vacation                                               44,600
     Allowance for bad debts                                       122,300
     Intangibles                                                    33,800
     Fixed assets                                                   58,900
     Other                                                           2,700
                                                               -----------
          Subtotal                                               6,663,300
     Valuation allowance                                        (6,663,300)
                                                               -----------
          Total                                                          -
                                                               -----------

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


9.   Income Taxes (continued)

     The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

                                                                              December 31,
                                                                       2000                  1999
                                                                     ---------           -----------

Loss before taxes                                                    $(780,740)          $(4,124,636)
                                                                     =========           ===========
Income taxes (benefit) on above amount at federal
 statutory rate                                                       (265,500)           (1,402,400)

State income taxes net of federal benefit                              (31,200)             (165,000)
Increase in valuation allowance                                        295,000             1,606,200
Effect of change in estimates and non-deductible   items
                                                                         1,700               (38,800)
                                                                     ---------           -----------

Provision for income taxes                                           $       -           $         -
                                                                     =========           ===========

     The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

     The Company has net operating loss carryforwards of approximately $17 million, which expire, if unused, in the year 2020. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryover.

10.  Major Customers

     Traditionally, the Company's clients have spanned a wide range of enterprises in the private sector along with government agencies. The Company's prime contracts and subcontracts with agencies of the federal government accounted for 73% of the Company's 2000 revenues and 32.9% of the 1999 revenues.

11.  Retirement Plans

     The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to 15% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of the first 6% of this salary reduction. The Company can also make additional contributions at its discretion. Amounts expensed under the plan for the years ended December 31, 2000 and 1999, were $0 and $44,170, respectively. Payments for 2000 were paid from the Company's forfeiture account, which offset any matching expenses incurred in 2000.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


12.  Stock Options and Warrants

     The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 2,575,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2000 was one year. The exercise price of each option equals the quoted market price of the Company's stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings would have been:

 -----------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                                1999
                                                                               ----------                         -----------
Net loss                          As reported                                  $ (780,740)                        $(4,124,636)
                                  Pro forma                                    $ (812,440)                        $(4,175,800)
Loss per share                    As reported                                  $    (0.08)                        $     (0.59)
                                  Pro forma                                    $    (0.08)                        $     (0.60)
-----------------------------------------------------------------------------------------------------------------------------

     The fair value of the options granted in 2000 and 1999 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

                                            2000                   1999
                                            -----                  -----

     Dividend yield                         None                   None
     Risk-free interest rate                5.5%                   5.5%
     Expected volatility                   135.7%                 102.8%
     Expected term of options              3 years                3 years


     The effects on 2000 and 1999 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 2000 and 1999, was $0.43 and $0.50, respectively.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------

12.  Stock Options and Warrants (continued)

     The following table summarizes information about stock options outstanding at December 31, 2000:


                                       Options Outstanding                                      Options Exercisable
                               ----------------------------------------------------------------------------------------------
                                                                       Weighted
                                                    Weighted            Average
                                  Number            Average            Remaining                                 Weighted
         Range of                   of              Exercise          Contractual          Number of             Average
     Exercise Prices              Options            Price               Life               Options           Exercise Price
------------------------       -------------    ---------------    ----------------   ------------------- -------------------

Less than $1.00                    1,269,950              $0.44     6.2 years                  1,175,950                 $0.44
$1.00 and more                       186,000              $5.92     6.7 years                    186,000                 $5.92
                                   ---------                                                   ---------
   Total                           1,455,950              $1.14     6.3 years                  1,361,950                 $1.19
                                   =========                                                   =========

     Unexercisable options are as follows: 3,500 at $0.63 per share; 10,000 options at $0.50 per share; 15,500 options at $0.40 per share; 60,000 options at $0.44 per share; 2,000 options at $0.37 per share; 3,000 options at $0.13 per share. Transactions involving the plan were as follows:

                                                                                  December 31,
                                                             2000                                        1999
                                                           ---------                                   ---------
                                                                         Weighted                                      Weighted
                                                                         Average                                       Average
                                                   Shares                 Price                Shares                   Price
                                           --------------------      --------------     -------------------      ------------------

Outstanding, beginning of year                        1,505,550               $1.11               1,626,400                  $ 5.42
Granted                                                  94,000                0.43                 187,300                    0.50
Exercised                                              (112,800)               0.28                 (44,500)                   0.44
Canceled                                                (30,800)               0.90                (263,650)                  11.39
                                                      ---------               -----               ---------                  ------

Outstanding, end of year                              1,455,950               $1.14               1,505,550                  $ 1.11
                                                      =========               =====               =========                  ======

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


12.  Stock Options and Warrants (continued)

     The Board of Directors has also granted warrants to directors, employees and others. No warrants were issued to directors or employees in 2000 and 1999. In connection with its December 1999 private placement, the Company issued 1,400,000 five-year warrants exercisable at $1.00 per share to individual investors. In 2000, the Company issued 125,000 warrants to individual investors to complete the second phase of its December 1999 private placement, and 10,000 warrants to a creditor as a contingent payment against the outstanding balances owed. There were no warrants exercised in 2000 or 1999. As of December 31, 2000, outstanding warrants are 1,670,339, of which 135,339 expire in 2 years and 1,535,000 expire in 4 years. The purchase price for shares issued upon exercise of these warrants range from $0.56 to $6.42 per share. These warrants are exercisable immediately.

13.  Computation Of Earnings (Loss) Per Share

                                                                   For the years ended December 31,
                                                                       2000                 1999
                                                                   ----------          -----------
Numerator for basic and diluted earnings
  (loss) per share - net loss                                      $ (780,740)         $(4,124,636)

Denominator for basic earnings per
  share - weighted average shares                                   9,576,981            6,988,336

Effect of dilutive securities:
  Stock options                                                             -                    -

Dilutive potential common shares                                            -                    -

Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                                    9,576,981            6,988,336

Basic earnings (loss) per share                                    $    (0.08)         $     (0.59)

Diluted earnings (loss) per share                                  $    (0.08)         $     (0.59)

     Options and warrants to purchase shares of common stock were outstanding during 2000 and 1999 (see Note 12), but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


14.  Going Concern Evaluation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations of approximately $800,000 and $4,100,000 for the years ended December 31, 2000 and 1999, respectively. The losses have contributed to a negative cash flow from operations. The Company is in violation of loan covenants with its bank and has negotiated a forbearance agreement through May 29, 2001.

     A breach of any of the terms and conditions of the forbearance agreement, or subsequent breaches of the financial covenants under the credit facility, could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Based upon current projections, management does not believe the Company will comply with the existing financial covenants unless they are modified. If the forbearance agreement is not extended after May 29, 2001, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. Management expects that the forbearance agreement will be extended under its existing terms.

     Management is seeking alternative financing and capital sources to replace the existing credit facility. The Company's ability to continue operations, however, is contingent upon obtaining new financing and capital, returning to profitable operations, and continuing to reduce overhead and general administrative costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INFORMATION ANALYSIS INCORPORATED


                        By:
                                Sandor Rosenberg, President
                                        April 13, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title               Date

 /s/ Sandor Rosenberg       Chairman of the Board  April 13, 2001
--------------------------  and President
Sandor Rosenberg


 /s/ Charles A. May, Jr.    Director               April 13, 2001
--------------------------
Charles A. May


 /s/ Bonnie K. Wachtel      Director               April 13, 2001
--------------------------
Bonnie K. Wachtel


 /s/ James D. Wester        Director               April 13, 2001
--------------------------
James D. Wester


 /s/ Richard S. DeRose      Treasurer              April 13, 2001
--------------------------
Richard S. DeRose

Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------


                                 Exhibit Index

   Exhibit Description                                          Location
      No.
      3.1  Amended and Restated Articles of Incorporation         Incorporated by reference from the
           effective March 18, 1997                               Registrant's Form 10-KSB/A for the
                                                                  fiscal year ending December 31, 1996
                                                                  and filed on July 3, 1997
      3.2  Articles of Amendment to the Articles of               Incorporated by reference from the
           Incorporation                                          Registrant's Form 10-KSB/A for the
                                                                  fiscal year ending December 31, 1997
                                                                  and filed on March 30, 1998
      3.3  Amended By-Laws of the Company                         Incorporated by reference from the
                                                                  Registrant's Form S-18 dated November
                                                                  20, 1986
                                                                  (Commission File No. 33-9390).
      4.1  Copy of Stock Certificate                              Incorporated by reference from the
                                                                  Registrant's Form 10-KSB/A for the
                                                                  fiscal year ending December 31, 1997
                                                                  and filed on March 30, 1998
      4.2  Form of Warrant issued in December 1999 and January    Incorporated by reference from the
           2000                                                   Registrant's Form 10-KSB for the
                                                                  fiscal year ending December 31, 2000
                                                                  and filed on March 29, 2000
      4.3  Common Stock and Warrant Purchase Agreement dated      Incorporated by reference from the
           December 1999                                          Registrant's Form 10-KSB for the
                                                                  fiscal year ending December 31, 2000
                                                                  and filed on March 29, 2000
     10.1  Office Lease for 18,280 square feet at 11240 Waples    Incorporated by reference from the
           Mill Road, Fairfax, Virginia 22030.                    Registrant's Form 10-KSB/A for the
                                                                  fiscal year ending December 31, 1996
                                                                  and filed on July 3, 1997
     10.2  Company's 401(k) Profit Sharing Plan through Aetna     Incorporated by reference from the
           Life Insurance and Annuity Company.                    Registrant's Form 10-KSB/A for the
                                                                  fiscal year ending December 31, 1996
                                                                  and filed on July 3, 1997
     10.3  1986 Stock Option Plan                                 Incorporated by reference from the
                                                                  Registrant's Form S-8 filed on December
                                                                  20, 1988
     10.4  1996 Stock Option Plan                                 Incorporated by reference from the
                                                                  Registrant's Form S-8 filed on June 25,
                                                                  1996
     10.5  Line of Credit Agreement with First Virginia Bank      Incorporated by reference the
                                                                  Registrant's Form 10-KSB for the fiscal
                                                                  year ending December 31, 1995 and filed
                                                                  April 15, 1996 (Commission File No.
                                                                  33-9390).
     10.6  Warrant Agreement between James D. Wester, a           Incorporated by reference from the
           director, and the Company dated February 24, 1993      Registrant's Form 10-KSB/A for the
                                                                  fiscal year ending December 31, 1996
                                                                  and filed on July 3, 1997


Information Analysis Incorporated                     2000 Report on Form 10-KSB
--------------------------------------------------------------------------------



10.7       Office lease for 19,357 square feet at 3877 Fairfax    Incorporated by reference from the
           Ridge Road, Fairfax, Virginia                          Registrant's Form 10-QSB for the period
                                                                  ending March 31, 1998 and filed on May
                                                                  15, 1998.
21.1       List of Subsidiaries.                                  Filed with this Form 10-KSB
23.1       Consent of independent auditors, Rubino &              Filed with this Form 10-KSB
           McGeehin, Chartered
