Form 10QSB
period 2001-03-31
INFORMATION ANALYSIS INC
filed 2001-05-15
CIK 803578

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended                                           Commission
    March 31, 2001                                            File No. 0-22405
    --------------                                                     -------


                       INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

 Virginia                                                        54-1167364
 --------                                                        ----------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

 11240 Waples Mill Road,  Suite 400, Fairfax, VA                     22030
 -----------------------------------------------                     -----
 (Address of principal executive offices)                          (Zip Code)

 (Registrant's telephone number,
 including area code)                                            (703) 383-3000
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

     Yes     X                 No
         ----------               -----------

  State the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001:

     Common Stock, par value $.01, 9,701,473 shares

 Transitional small business disclosure format.

     Yes                       No      X
         -----------              ------------

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                                          Page
PART I.   FINANCIAL INFORMATION                                          Number

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000 (Audited)                                  3

          Consolidated Statements of Operations for the
          three months ended March 31, 2001 and March 31, 2000             4

          Consolidated Statements of Cash Flows for the
          three months ended  March 31, 2001 and March 31, 2000            5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    6

PART II   OTHER INFORMATION

Item 2.   Changes in Securities                                            9

Item 6.   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                 9

INDEX TO EXHIBITS                                                         10

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2001                 December 31, 2000
                                                                                       Unaudited                        Audited
                                                                                    ---------------                 ----------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                       $     27,556                     $     42,881
     Accounts receivable, net                                                           1,218,973                        1,073,941
     Prepaid expenses                                                                     149,397                          174,875
     Other receivables                                                                     92,431                           57,800
                                                                                     ------------                     ------------
          Total current assets                                                          1,488,357                        1,349,497
                                                                                     ------------                     ------------

Fixed assets, net                                                                          68,188                           96,139

Equipment under capital leases, net                                                         5,508                            6,717

Capitalized software, net                                                                 452,915                          491,552

Other receivables                                                                          18,142                           18,142
Other assets                                                                               58,275                           58,275
                                                                                     ------------                     ------------
          Total assets                                                               $  2,091,385                     $  2,020,322
                                                                                     ============                     ============

                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                             592,000                          598,591
     Accounts payable                                                                $  1,607,933                        1,517,897
     Accrued payroll and related liabilities                                              219,263                          211,866
     Other accrued liabilities                                                            198,734                          208,976
                                                                                     ------------                     ------------
          Total current liabilities                                                     2,617,930                        2,537,330

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
     11,206,084 shares issued, 9,701,473 outstanding
     at March 31,2001 and December 31, 2000                                               112,061                          112,061
     Additional paid in capital                                                        13,915,702                       13,915,702
     Retained earnings                                                                (13,699,995)                     (13,690,458)
     Less treasury stock; 1,504,611 shares at cost                                       (854,313)                        (854,313)
                                                                                     ------------                     ------------
          Total stockholders' equity                                                     (526,545)                        (517,008)
                                                                                     ------------                     ------------
Total liabilities and stockholders' equity                                           $  2,091,385                     $  2,020,322
                                                                                     ============                     ============

The accompanying notes are an integral part of the consolidated financial statements

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the three months ended
                                                                                        --------------------------
                                                                                                 March 31,
                                                                                                 ---------
                                                                                      2001                       2000
                                                                                    Unaudited                  Unaudited
                                                                                    ---------                  ---------
Sales
  Professional fees                                                                 $1,258,078                $ 1,221,805
  Software sales                                                                        94,041                    466,512
                                                                                    ----------                -----------
     Total sales                                                                     1,352,119                  1,688,317
                                                                                    ----------                -----------

Cost of sales
  Cost of professional fees                                                            905,658                    939,154
  Cost of software sales                                                               109,664                    144,514
                                                                                    ----------                -----------
     Total cost of sales                                                             1,015,322                  1,083,668
                                                                                    ----------                -----------

Gross profit                                                                           336,797                    604,649

Selling, general and administrative expenses                                           333,767                    560,544
                                                                                    ----------                -----------

Income from operations                                                                   3,030                     44,105

Other expenses ,net                                                                    (12,567)                    (2,203)
                                                                                    ----------                -----------

(Loss) Income before provision for income taxes                                         (9,537)                    41,902

Provision for income taxes                                                                   0                          0
                                                                                    ----------                -----------

Net (loss) income                                                                   $   (9,537)               $    41,902
                                                                                    ==========                ===========

Earnings per common share:
Basic                                                                                    $0.00                      $0.00
Diluted                                                                                  $0.00                      $0.00

Weighted average common shares outstanding:
Basic                                                                                9,701,473                  9,435,543
Diluted                                                                              9,701,473                 10,149,573



The accompanying notes are an integral part of the consolidated financial statements

              INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months Ended
                                                                                        --------------------------
                                                                                                 March 31,
                                                                                                 ---------
                                                                                        2001                     2000
                                                                                     Unaudited                Unaudited
                                                                                     ---------                ---------

Net (loss) income                                                                    $  (9,537)               $  41,902

Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                                                        27,940                   57,352
    Amortization                                                                         1,209                    3,691
    Amortization of capitalized software                                                38,637                   38,637
    Gain on sale of fixed assets                                                        (9,353)                      --
    Changes in operating assets and liabilities
    Accounts receivable                                                               (145,032)                    (810)
    Other receivables and prepaid expenses                                              (9,153)                  41,265
    Accounts payable and accrued expenses                                               87,191                 (494,752)
                                                                                     ---------                ---------
              Net cash used by operating activities                                  $ (18,098)               $(312,715)
                                                                                     ---------                ---------


Cash flows from investing activities
    Increase in capitalized software                                                        --                  (45,680)
    Proceeds from sale of fixed assets                                                   9,364                       --
                                                                                     ---------                ---------
              Net cash provided (used) by investing activities                           9,364                  (45,680)
                                                                                     ---------                ---------

Cash flows from financing activities
    Net (payments) borrowing under bank revolving line of credit                        (6,591)                 159,100
    Principal payments on capital leases                                                    --                   (1,458)
    Net Proceeds from private placement                                                     --                  125,000
    Proceeds from exercise of stock options and warrants                                    --                   31,626
                                                                                     ---------                ---------
              Net cash (used) provided by financing activities                          (6,591)                 314,268
                                                                                     ---------                ---------

Net decrease in cash and cash equivalents                                              (15,325)                 (44,127)

Cash and cash equivalents at beginning of the period                                    42,881                  133,468
                                                                                     ---------                ---------

Cash and cash equivalents at end of the period                                       $  27,556                $  89,341
                                                                                     =========                =========

    Supplemental cash flow Information
    Interest paid                                                                    $  12,640                $   6,242


The accompanying notes are an integral part of the consolidated financial statements

PART I

Item 1.  Financial Statements.

                      INFORMATION ANALYSIS, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

          The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.


Item 2.  Management's Discussion and Analysis of Financial
         Condition or Plan of Operation.

Overview

     Prior to mid-1999, the Company was primarily dedicated to solving Year 2000 problems by providing software and services. Since the latter part of 1999 the Company's main focus has been modernizing client information systems and developing Web-based solutions. IAI primarily applies its technology, services and experience to legacy software migration and modernization. Internet and intranet technology offer a different approach at collecting and processing large volumes of user transactions and processes which were the forte of older legacy systems. The Company has been using its expertise in legacy systems to develop solutions that allow these legacy systems to interface with the Web.

Cautionary Statement Regarding Forward-Looking Statements

          This Form 10-QSB contains forward-looking statements regarding the Company's business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company's 10-KSB for the fiscal year ended December 31, 2000 and in other filings with the Securities and Exchange Commission.

Net Income Per Share

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

                                                                   Per Share
                                              Income      Shares     Amount
                                              ------      ------     ------


Basic net income per common share for the
    three months ended March 31, 2001:
Income available to common stockholders       $(9,537)   9,701,473   $ 0.00
Effect of dilutive stock options                                --       --
Diluted net income per common share for
   the three months ended March 31, 2001:     $(9,537)   9,701,473   $ 0.00

Basic net income per common share for the
    three months ended March 31, 2000:
Income available to common stockholders       $41,902    9,435,543   $ 0.00
Effect of dilutive stock options                           714,030       --
Diluted net income per common share for
   the three months ended March 31, 2000:     $41,902   10,149,573   $ 0.00

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

Revenue

          IAI's revenues in the first quarter of fiscal 2001 were $1,352,119, compared to $1,688,317 in the first quarter of fiscal 2000, a decrease of 19.9%. Professional services revenue was $1,258,078 versus $1,221,805, an increase of 3.0%, and product revenue was $94,041 versus $466,512 a decrease of 79.8%. The decrease in software sales were mainly attributable to no sales of the Company's ICONS software tool for the first quarter of 2001, versus the first quarter of 2000. ICONS is a software toolset that is used in connection with conversions and migrations from mainframe legacy systems.

Gross Margins

          Gross margin was $336,797, or 24.9% of sales, in the first quarter of fiscal 2001 versus $604,649, or 35.8% of sales, in the first quarter of fiscal 2000. Of the $336,797 in 2001, $352,420 was attributable to services and ($15,623) was attributable to software sales. Gross margin as a percentage of sales was 28.0% for professional services and (16.6%) for software sales for 2001. In the first quarter of 2000, the Company reported gross margins of approximately 23.1% for services and 69.0% for software sales. The increase in professional services gross margin is a result of better margins on some of the Company's newer projects for the first quarter of 2001 that were not present during the same period for 2000. The decrease in software sales gross margin was mainly attributable to no sales of the Company's ICONS software tool for the first quarter of 2001, versus the first quarter of 2000.

Selling, General and Administrative

          Selling, general and administrative expenses (SG&A) were $333,767, or 24.7% of revenues, in the first quarter of 2001 versus $560,544, or 33.2% of revenues, in the first quarter of 2000, a decrease in expenses of 40.5%. The decrease is attributable to the Company's continued commitment to align SG&A costs to the level of its professional services and software business.

Profits

          The Company generated an operating profit before other expenses of $3,030 in the first quarter of 2001 compared to $44,105 in the first quarter of 2000. There was a net income loss of $9,537 for 2001 versus net income of $41,902 in 2000. In general, the operating profit and net income decrease is a result of lower software sales during the first quarter of 2001.

Liquidity and Capital Resources

     The Company financed its operations from current collections, and through its bank line of credit. Cash and cash equivalents at March 31, 2001 were $27,556, compared to $42,881 at December 31, 2000.

     The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect, which effectively extends the line of credit of $850,000 to May 29, 2001. The Company is in negotiations with various organizations to obtain new financing.

     If revenue continues at current levels the Company believes that it will derive sufficient cash flow to continue to pay all essential expenses which are required to currently operate the business. Any material reduction in revenue could have a material adverse effect on the Company's operational capabilities. Current operations, however, are insufficient to provide the additional working capital that is necessary to repay approximately one million dollars of past due payables. The Company is in the process of negotiating with past due creditors to obtain concessions on their claims. The Company may require additional cash resources during 2001 to support its operations and to satisfy its debts. Accordingly, the Company may from time to time consider additional equity offerings. The Company is uncertain that it will be able to raise additional capital.

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


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: May 11, 2001            By:    /S/ Sandor Rosenberg
      ------------                   -------------------------------------------
                                     Sandor Rosenberg, Chairman of the
                                     Board and President



                              By:    /S/ Richard S. DeRose
                                     -------------------------------------------
                                     Richard S. DeRose, Executive Vice
                                     President and Treasurer

                               INDEX TO EXHIBITS




Exhibit    Description                                       Location
No.
10.1       Modification of Office Lease at 11240 Waples      Filed with this Form 10-QSB
           Mill Road, Fairfax, Virginia 22030.