Form 10QSB
period 2001-06-30
INFORMATION ANALYSIS INC
filed 2001-08-13
CIK 803578

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                                 Commission
  June 30, 2001                                                 File No. 0-22405
  -------------                                                          -------


                        Information Analysis Incorporated
             (Exact name of Registrant as specified in its charter)

 Virginia                                                             54-1167364
                                                                      ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

11240 Waples Mill Road, #400
Fairfax, VA                                                                22030
-----------                                                                -----
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number,
including area code)                                              (703) 383-3000
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

     Yes  x        No ____
         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001:

Common Stock, par value $.01, 9,958,567 shares

Transitional small business disclosure format.

     Yes ___       No  X
                      ---

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index

                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                           3

          Condensed Consolidated Statements of Operations
          for the three months ended June 30, 2001 and
          June 30, 2000                                                 4

          Condensed Consolidated Statements of Operations
          for the six months ended June 30, 2001 and
          June 30, 2000                                                 5

          Condensed Consolidated Statements of Cash Flows
          for the six months ended  June 30, 2001 and
          June 30, 2000                                                 6

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                          7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                             7

PART II  OTHER INFORMATION

Item 2.   Changes in Securities                                        11

Item 6.   Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                             11

               Information Analysis Incorporated and Subsidiaries
                          Consolidated Balance Sheets

                                                                                  As of            As of
                                                                              June 30, 2001   December 31, 2000
                                                                               (unaudited         (audited)
                                                                               ----------         --------
ASSETS
Current assets:
     Cash and cash equivalents                                                $     61,256        $     42,881
     Accounts receivable, net                                                    1,066,845           1,073,941
     Prepaid expenses                                                               88,969             174,875
     Other receivables                                                               9,937              57,800
                                                                              ------------        ------------
          Total current assets                                                   1,227,007           1,349,497

Fixed assets, net                                                                   56,267              96,139

Equipment under capital leases, net                                                     --               6,717

Capitalized software, net                                                          375,513             491,552
Other receivables                                                                   18,142              18,142
Other assets                                                                        58,275              58,275
                                                                              ------------        ------------
          Total assets                                                        $  1,735,204        $  2,020,322
                                                                              ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                 $    510,000        $    598,591
     Accounts payable                                                            1,286,788           1,517,897
     Accrued payroll and related liabilities                                       209,982             211,866
     Other accrued liabilities                                                     169,389             208,976
                                                                              ------------        ------------

Total current liabilities                                                        2,176,159           2,537,330
                                                                                        --                  --
                                                                              ------------        ------------
Total liabilities                                                                2,176,159           2,537,330

Common stock, par value $0.01, 30,000,000 shares authorized; 11,463,178 and
     11,206,084 shares issued, 9,958,567 and
     9,701,473 outstanding at June 30, 2001 and
     December 31, 2000, respectively                                               114,632             112,061
Additional paid in capital                                                      14,043,696          13,915,702
Accumulated deficit                                                            (13,744,970)        (13,690,458)
Less treasury stock; 1,504,611 shares at cost                                     (854,313)           (854,313)
                                                                              ------------        ------------
         Total stockholders' equity                                               (440,955)           (517,008)
                                                                              ------------        ------------
Total liabilities and stockholders' equity                                    $  1,735,204        $  2,020,322
                                                                              ============        ============

The accompanying notes are an integral part of the consolidated financial statements

               Information Analysis Incorporated and Subsidiaries
                     Consolidated Statements of Operations

                                                       Three months ended June 30,
(unaudited)                                                    2001           2000
                                                               ----           ----
Net sales:
      Professional services                             $   986,666    $ 1,407,926
      Software sales                                        158,672        139,426
                                                        -----------    -----------
      Total sales                                         1,145,338      1,547,352

Cost of goods sold and services provided:
      Cost of professional services                         750,082        999,697
      Cost of software sales                                193,653        143,646
                                                        -----------    -----------
      Total cost of goods sold and services provided        943,735      1,143,343
Gross margin                                                201,603        404,009
Operating expenses:
      Selling, general and administrative                   356,134        439,082
                                                        -----------    -----------
      Total operating expenses                              356,134        439,082
Operating loss                                             (154,531)       (35,073)
Other expense                                               (11,039)        (4,502)
                                                        -----------    -----------
Loss before income taxes                                   (165,570)       (39,575)
Provision for income taxes                                        -              -
                                                        -----------    -----------
Net loss before extraordinary item                         (165,570)       (39,575)
Extraordinary gain - settlement of debt with equity         120,595              -
                                                        -----------    -----------
Net loss                                                $   (44,975)   $   (39,575)
                                                        ===========    ===========
Earnings per common share:

   Basic:
Loss from continuing
   operations before extraordinary gain                      ($0.02)        ($0.00)
Extraordinary gain on settlement of debt with equity    $      0.01         ($0.00)
                                                        -----------    -----------
Basic net income per common share                            ($0.01)        ($0.00)
                                                        ===========    ===========
   Diluted:
Loss from continuing
   operations before extraordinary gains                     ($0.02)        ($0.00)
Extraordinary gains on settlement of debt with equity   $      0.01         ($0.00)
                                                        -----------    -----------
Diluted net income per common share                          ($0.01)        ($0.00)
                                                        ===========    ===========
Weighted average common shares outstanding:
      Basic                                               9,801,522      9,581,473
      Diluted                                             9,801,522      9,581,473


The accompanying notes are an integral part of the consolidated financial statements.

               Information Analysis Incorporated and Subsidiaries
                     Consolidated Statements of Operations

                                                        Six months ended June 30,
(unaudited)                                                2001           2000
                                                           ----           ----
Net sales:
      Professional services                            $ 2,244,744    $ 2,629,731
      Software sales                                       252,713        605,938
                                                       -----------    -----------
      Total sales                                        2,497,457      3,235,669
Cost of goods sold and services provided:

      Cost of professional services                      1,655,740      1,938,851
      Cost of software sales                               303,317        288,160
                                                       -----------    -----------
      Total cost of goods sold and services provided     1,959,057      2,227,011
Gross margin                                               538,400      1,008,658
Operating expenses:
      Selling, general and administrative                  689,901        999,626
                                                       -----------    -----------
      Total operating expenses                             689,901        999,626
Operating (loss) income                                   (151,501)         9,032
Other expense                                              (23,606)        (6,705)
                                                       -----------    -----------
(Loss) Income before income taxes                         (175,107)         2,327
Provision for income taxes                                      --             --
                                                       -----------    -----------
Net (loss) income before extraordinary item               (175,107)         2,327
Extraordinary gain - settlement of debt with equity        120,595             --
                                                       -----------    -----------
Net (loss) income                                      $   (54,512)   $     2,327
                                                       ===========    ===========
Earnings per common share:
   Basic:
Loss from continuing

   operations before extraordinary gain                $     (0.02)   $      0.00
Extraordinary gain on settlement of debt with equity   $      0.00    $      0.00
                                                       -----------    -----------
Basic net income per common share                      $     (0.01)   $      0.00
                                                       ===========    ===========
   Diluted:
Loss from continuing

   operations before extraordinary gains               $     (0.02)   $      0.00
Extraordinary gain on settlement of debt with equity   $      0.00    $      0.00
                                                       -----------    -----------
Diluted net income per common share                    $     (0.01)   $      0.00
                                                       ===========    ===========
Weighted average common shares outstanding:
      Basic                                              9,751,774      9,508,508
      Diluted                                            9,751,774      9,808,201

The accompanying notes are an integral part of the consolidated financial statements.

               Information Analysis Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
(unaudited)                                                                          2001              2000
(Loss) net income                                                               $ (54,512)        $   2,327

Adjustments to reconcile net loss to
net cash provided by operating activities:
   Extraordinary gain                                                            (120,595)               --
   Depreciation                                                                    44,160           110,020
   Amortization                                                                     2,418             2,418
   Amortization of capitalized software                                           116,039            77,274
   Gain on sale of fixed assets                                                    (9,353)               --
   Changes in operating assets and liabilities
     Accounts receivable                                                            7,096           306,798
     Other receivables and prepaid expenses                                       133,769            19,856
     Accounts payable and accrued expenses                                        (21,420)         (805,519)
                                                                                ---------         ---------
 Net cash used by operating activities                                          $  97,602         $(286,826)
                                                                                ---------         ---------

 Cash flows from investing activities
   Increase in capitalized software                                                    --          (134,889)
   Proceeds from sale of fixed assets                                               9,364                --
                                                                                ---------         ---------
Net cash provided (used) in investing activities                                    9,364          (134,889)
                                                                                ---------         ---------

 Cash flows from financing activities
   Net (payments) borrowing under bank revolving line of credit                   (88,591)          231,291
   Principal payments on capital leases                                                --            (3,645)
   Net Proceeds from private placement                                                 --           125,000
   Proceeds from exercise of stock options and warrants                                --            31,626
                                                                                ---------         ---------
  Net cash provided by financing activities                                       (88,591)          384,272
                                                                                ---------         ---------

 Net increase (decrease) in cash and cash equivalents                              18,375           (37,443)

 Cash and cash equivalents at beginning of the period                              42,881           133,468
                                                                                ---------         ---------
 Cash and cash equivalents at end of the period                                 $  61,256         $  96,025
                                                                                =========         =========

 Supplemental cash flow Information
   Interest paid                                                                $  23,988         $  25,208

Non-Cash Financing Activity:
   Issuance of common stock to settle debt                                      $ 130,565         $      --
                                                                                =========         =========
Non-Cash Operating Activity:
   Reduction of accounts payable through issuance of equity                     $ 251,160         $      --
                                                                                =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

                                          Income Before                                                  Per
                                          Extraordinary  Extraordianry       Net                        Share
                                               Item           Item         Income         Shares        Amount
                                          -------------  -------------     ------         ------        ------
 (dollars in thousands
except per share amounts)

Basic net income per common
  share for the six months ended
  June 30, 2001:
Income available to common
   stockholders                             $    (175)     $     120     $     (55)     9,751,774     $  (0.01)
Effect of dilutive stock options
Diluted net income per common
  share for the six months ended
  June 30, 2001:                            $    (175)     $     120     $     (55)     9,751,774     $  (0.01)
Basic net income per common
  share for the six months ended
  June 30, 2000:
Income available to common
  stockholders                              $       2      $     000     $       2      9,508,508     $    0.0
Effect of dilutive stock options            $              $                              299,693
Diluted net income per common
  share for  the six months ended
  June 30, 2000:                            $       2      $     000     $       2      9,808,201     $    0.0
Basic net income per common
  share for the three months
  ended June 30, 2001:
Income available to common
  stockholders                              $    (165)     $     120     $     (45)     9,801,522     $  (0.01)
Effect of dilutive stock options
Diluted net income per common
  share for the three months ended
  June 30, 2001:                            $    (165)     $     120     $     (45)     9,801,522     $  (0.01)
Basic net income per common
  share for the three months ended
  June 30, 2000:
Income available to common
  stockholders                              $     (40)     $     000     $     (40)     9,581,473     $    0.0
Effect of dilutive stock options
Diluted net income per common
  share for the three months ended
  June 30, 2000:                            $     (40)     $     000     $     (40)     9,581,473     $    0.0

Three Months Ended June 30, 2001 Versus Three Months Ended June 30, 2000

Revenue
         IAI's revenues in the second quarter of fiscal 2001 were $1,145,338, compared to $1,547,352 in the second quarter of fiscal 2000, a decrease of 26.0%. Professional services revenues were $986,666 versus $1,407,926, a decrease of 29.9%, and product revenues were $158,672 versus $139,426 an increase of 13.8%.

Gross margin
         Gross margins were $201,603 or 17.6% of sales, in the second quarter of fiscal 2001 versus $404,009, or 26.1% of sales, in the second quarter of fiscal 2000. Of the $201,603 in 2001, $236,584 was attributable to professional services and ($34,981) was due to software sales. Gross margins as a percentage of sales were 24.0% for professional services and (22.0%) for software sales. In the second quarter of 2000, the Company reported gross margins of approximately 29.0% for professional services and (3.0%) for software. The decrease in percentages for gross margins in the second quarter of fiscal 2001 is primarily attributable to a one time increase in amortization expense related to capitalized software during the second quarter of fiscal 2001 as compared to the same quarter in 2000.

Selling, General & Administrative (SG&A)
         SG&A was $356,134, or 31.1% of revenues, in the second quarter of 2001 versus $439,082, or 28.4% of revenues, in the second quarter of 2000, a decrease in expenses of 18.9%. The decrease is attributable to the Company's continued effort to reduce SG&A expenses.

Profit
         The Company reported an operating loss of $165,570 before an extra-ordinary gain in the second quarter of 2001 compared to an operating loss of $39,575 in the second quarter of 2000.

Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000

Revenue
         IAI's revenues in the first six months of fiscal 2001 were $2,497,457, compared to $3,235,669 in the first six months of fiscal 2000, a decrease of 22.8%. Professional services revenues were $2,244,744 versus $2,629,731, a decrease of 14.6%, and product revenues were $252,713 versus $605,938, a decrease of 58.3%. The decrease in software sales was mainly attributable to no sales of the Company's ICONS software tool for the first six months of 2001, versus the first six months of 2000. ICONS is a software toolset that is used in connection with conversions and migrations from mainframe legacy systems.

Gross margin
         Gross margins were $538,400 or 21.6% of sales, in the first six months of fiscal 2001 versus $1,008,658, or 31.2% of sales, in the first six months of fiscal 2000. Of the $538,400 in 2001, $589,004 was attributable to professional services and ($50,604) was due to software sales. Gross margins as a percentage of sales were 26.2% for professional services and (20.0%) for software sales for 2001, versus 26.3% for professional services and 52.4% for software sales in 2000. The decrease in gross margins as a whole is attributable to no sales of the Company's ICONS software tool and, a one time increase in amortization expense during the first six months of fiscal 2001 as compared to the same six month period during 2000.

Selling, General & Administrative
         SG&A was $689,901, or 27.6% of revenues, in the first half of 2001 versus $999,626, or 30.9% of revenues, in the first half of 2000, a decrease in expenses of 31.0%. The decrease is attributable to the Company's continued commitment to align SG&A costs to the level of its professional services and software business.

Profit
         The Company reported a net operating loss of $175,107 before an extraordinary gain in the first half of 2001 compared to an operating profit of $2,327, in the first half of 2000. In general, the net operating loss is a result of lower software sales during the first six months of 2001.

Liquidity and Capital Resources

Through the first six months of 2001, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at June 30, 2001 were $61,256 compared to $96,025 at June 30, 2000. As of June 30, 2001 the Company had an outstanding balance on its line of credit of $510,000.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect, which effectively extends the line of credit of $800,000 to August 29, 2001. The Company is in negotiations with various organizations to obtain new financing.

         If revenue continues at current levels the Company believes that it will derive sufficient cash flow to continue to pay all essential expenses which are required to currently operate the business. Any material reduction in revenue could have a material adverse effect on the Company's operational capabilities. Current operations, however, are insufficient to provide the additional working capital that is necessary to repay approximately seven hundred fifty thousand dollars of past due payables. The Company is in the process of negotiating with past due creditors to obtain concessions on their claims. Certain creditors accepted 257,094 shares of common stock in satisfaction of their claims in the amount of $205,725. The Company may require additional cash resources during 2001 to support its operations and to satisfy its debts. Accordingly, the Company may from time to time consider additional equity offerings. The Company is uncertain that it will be able to raise additional capital.

        The Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

Throughout the period ending June 30, 2001 the Company issued 257,094 shares of common stock to certain trade creditors to satisfy their claims in the aggregate amount of $205,725. The Company relied upon section 4(2) in issuing these securities without registration under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed for the quarter for which this report is filed.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Information Analysis Incorporated
---------------------------------
(Registrant)


Date: August 13, 2001                     By:  /S/
      ---------------                         -------------------------------
                                              Sandor Rosenberg, Chairman of the
                                                   Board and President

                                          By:  /S/
                                              -------------------------------
                                              Richard S. DeRose, Executive Vice
                                                   President and Treasurer