Form 10QSB
period 2001-09-30
INFORMATION ANALYSIS INC
filed 2001-11-13
CIK 803578

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                         Commission
 September 30, 2001                                     File No. 0-22405
 ------------------                                             --------


                       Information Analysis Incorporated
             (Exact name of Registrant as specified in its charter)

 Virginia                                                     54-1167364
 --------                                                     ----------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                      Identification No.)

 11240 Waples Mill Road, #400
 Fairfax, VA                                                       22030
 -----------                                                       -----
 (Address of principal executive offices)                     (Zip Code)

 (Registrant's telephone number,
 including area code)                                     (703) 383-3000
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

     Yes     x                      No ______
         ----------

State the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001:

Common Stock, par value $.01, 10,181,015 shares

Transitional small business disclosure format.

     Yes _______                    No     x         .
                                       ----------

                       INFORMATION ANALYSIS INCORPORATED
                                  FORM 10-QSB

                                     Index

                                                                     Page
PART I.   FINANCIAL INFORMATION                                     Number

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000                    3

           Condensed Consolidated Statements of Operations
           for the three months ended September 30, 2001
           and September 30, 2000                                      4

           Condensed Consolidated Statements of Operations
           for the nine months ended September 30, 2001
           and September 30, 2000                                      5

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended  September 30, 2001 and
           September 30, 2000                                          6

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                          11

Item 2.    Changes in Securities                                      11

Item 3.    Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                            12

Item 4.    Index to Exhibits                                          13

              Information Analysis Incorporated and Subsidiaries
                          Consolidated Balance Sheets

                                                                        As of             As of
                                                                September 30, 2001   December 31, 2000
                                                                     (unaudited)        (audited)
                                                                ------------------   ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $     (5,027)        $     42,881
     Accounts receivable, net                                      1,373,714            1,073,941
     Prepaid expenses                                                 50,861              174,875
     Other receivables                                                77,428               57,800
                                                                ------------         ------------
          Total current assets                                     1,496,976            1,349,497

Fixed assets, net                                                     41,854               96,139

Equipment under capital leases, net                                       --                6,717

Capitalized software, net                                            333,789              491,552
Other receivables                                                     11,865               18,142
Other assets                                                          58,275               58,275
                                                                ------------         ------------
          Total assets                                          $  1,942,759         $  2,020,322
                                                                ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                                    $    609,000         $    598,591
    Accounts payable                                               1,230,677            1,517,897
    Accrued payroll and related liabilities                          294,106              211,866
    Other accrued liabilities                                        135,302              208,976
                                                                ------------         ------------
Total current liabilities                                          2,269,085            2,537,330

Long Term liabilities
       Notes payable                                                  70,000                   --
                                                                ------------         ------------
Total liabilities                                                  2,339,085            2,537,330

Common stock, par value $0.01, 30,000,000 shares authorized;
     11,685,626 and 11,206,084 shares issued, 10,181,015 and
     9,701,473 outstanding at September 30, 2001 and
     December 31, 2000, respectively                                 116,856              112,061
Additional paid in capital                                        14,104,269           13,915,702
Accumulated Deficit                                              (13,763,138)         (13,690,458)
Less treasury stock; 1,504,611 shares at cost                       (854,313)            (854,313)
                                                                ------------         ------------
         Total stockholders' equity                                 (396,326)            (517,008)
                                                                ------------         ------------
Total liabilities and stockholders' equity                      $  1,942,759         $  2,020,322
                                                                ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

              Information Analysis Incorporated and Subsidiaries
                     Consolidated Statements of Operations

                                                         Three months ended Sept 30,
(unaudited)                                                  2001          2000
                                                         -----------    ----------
Net sales:
   Professional services                                 $ 1,456,079    $1,257,921
   Software sales                                             94,999       127,701
                                                         -----------    ----------
   Total sales                                             1,551,078     1,385,622
Cost of goods sold and services provided:
   Cost of professional services                             983,769       854,137
   Cost of software sales                                    101,989       176,788
                                                         -----------    ----------
   Total cost of goods sold and services provided          1,085,758     1,030,925
Gross margin                                                 465,320       354,697
Operating expenses:
   Selling, general and administrative                       592,638       467,637
                                                         -----------    ----------
   Total operating expenses                                  592,638       467,637
Operating loss                                              (127,318)     (112,940)
Other income (expense)                                         1,267       (17,255)
                                                         -----------    ----------
Loss before income taxes                                    (126,051)     (130,195)
Provision for income taxes                                        --            --
                                                         -----------    ----------
Net loss before extraordinary item                          (126,051)     (130,195)
Extraordinary gain - settlement of debt with equity          107,883            --
                                                         -----------    ----------
Net loss                                                 $   (18,168)   $ (130,195)
                                                         ===========    ==========
Earnings per common share:
 Basic:
Loss from continuing
 operations before extraordinary gain                         ($0.01)       ($0.01)
Extraordinary gain on settlement of debt with equity           $0.01            --
                                                              ------        ------
Basic net income per common share                             ($0.00)       ($0.01)
                                                              ======        ======
 Diluted:
Loss from continuing
 operations before extraordinary gains                        ($0.01)       ($0.01)
Extraordinary gains on settlement of debt with equity          $0.01            --
                                                              ------        ------
Diluted net income per common share                           ($0.00)       ($0.01)
                                                              ======        ======
Weighted average common shares outstanding:
   Basic                                                  10,087,925     9,589,299
   Diluted                                                10,087,925     9,589,299


The accompanying notes are an integral part of the consolidated financial statements.

              Information Analysis Incorporated and Subsidiaries
                     Consolidated Statements of Operations


                                                       Nine months ended Sept 30,
(unaudited)                                                2001         2000
                                                        ----------   ----------
Net sales:
   Professional services                                $3,700,823   $3,887,652
   Software sales                                          347,712      733,639
                                                        ----------   ----------
   Total sales                                           4,048,535    4,621,291
Cost of goods sold and services provided:
   Cost of professional services                         2,639,509    2,792,988
   Cost of software sales                                  405,306      464,948
                                                        ----------   ----------
   Total cost of goods sold and services provided        3,044,815    3,257,936
Gross margin                                             1,003,720    1,363,355
Operating expenses:
   Selling, general and administrative                   1,282,539    1,467,263
                                                        ----------   ----------
   Total operating expenses                              1,282,539    1,467,263
Operating (loss) income                                   (278,819)    (103,908)
Other expense                                              (22,339)     (23,960)
                                                        ----------   ----------
(Loss) Income before income taxes                         (301,158)    (127,868)
Provision for income taxes                                      --           --
                                                        ----------   ----------
Net (loss) income before extraordinary item               (301,158)    (127,868)
Extraordinary gain - settlement of debt with equity        228,478           --
                                                        ----------   ----------
Net (loss) income                                       $  (72,680)  $ (127,868)
                                                        ==========   ==========
Earnings per common share:
 Basic:
Loss from continuing
 operations before extraordinary gain                       ($0.03)      ($0.01)
Extraordinary gain on settlement of debt with equity         $0.02           --
                                                            ------       ------
Basic net income per common share                           ($0.01)      ($0.01)
                                                            ======       ======
 Diluted:
Loss from continuing
 operations before extraordinary gains                      ($0.03)      ($0.01)
Extraordinary gain on settlement of debt with equity         $0.02           --
                                                            ------       ------
Diluted net income per common share                         ($0.01)      ($0.01)
                                                            ======       ======
Weighted average common shares outstanding:
   Basic                                                 9,865,056    9,535,635
   Diluted                                               9,865,056    9,535,635



The accompanying notes are an integral part of the consolidated financial statements.

               Information Analysis Incorporated and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                           For the nine Months Ended September 30,
                                                           ---------------------------------------
(unaudited)                                                           2001         2000
Cash flows from operating activities:
Net (loss)                                                         $ (72,680)  $ 127,868

 Adjustments to reconcile net loss to
 Net cash provided by operating activities:
  Extraordinary gain                                                (228,478)
  Depreciation                                                        57,364     150,334
  Amortization                                                         3,627       3,627
  Amortization of Capitalized Software                               157,763     115,911
  Gain on sale of fixed assets                                        (9,353)         --
  Changes in operating assets and liabilities
  Accounts receivable                                               (299,773)    434,252
  Other receivables and prepaid expenses                             110,663      27,416
  Accounts payable and accrued expenses                              143,186    (703,159)
                                                                   ---------   ---------
Net cash used by operating activities                              $(137,681)  $ (99,487)
                                                                   ---------   ---------

Cash flows from investing activities:
  Acquisition of furniture and equipment                                  --          --
  Increase in capitalized software                                        --    (182,447)
  Proceeds from sale of fixed assets                                   9,364          --
                                                                   ---------   ---------
Net cash provided (used) in investing activities                       9,364    (182,447)
                                                                   ---------   ---------

Cash flows from financing activities:
  Net borrowing (payments) under bank revolving line of credit        10,409     154,491
  Net proceeds from issuance of notes payable                         70,000          --
  Principal payments on capital leases                                    --      (5,831)
  Net Proceeds from private placement                                     --     125,000
  Proceeds from exercise of stock options and warrants                    --      31,626
                                                                   ---------   ---------
 Net cash provided (used) by financing activities:                    80,409     305,286
                                                                   ---------   ---------

 Net (decrease) increase in cash and cash equivalents                (47,908)     23,352

 Cash and cash equivalents at beginning of the period                 42,881     133,468
                                                                   ---------   ---------
 Cash and cash equivalents at end of the period                      ($5,027)  $ 156,820
                                                                   =========   =========

 Supplemental cash flow Information
   Interest paid                                                   $  37,566   $  42,617

Non-Cash Financing Activity:
   Issuance of common stock to settle debt                         $ 193,362
                                                                   =========
Non-Cash Operating Activity:
  Reduction of accounts payable through issuance of equity         $ 421,840
                                                                   =========

The accompanying notes are an integral part of the consolidated financial statements.

PART I

Item 1.  Financial Statements.

                       INFORMATION ANALYSIS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

                                           Income Before
                                           Extraordinary     Extraordianry       Net                Per Share
                                               Item              Item          Income     Shares      Amount
                                           -------------     -------------     ------     ------    ---------
(dollars in thousands)
(except per share amounts)
Basic net income per common
 share for the nine months ended
 September 30, 2001:

Income available to common Stockholders         $(301)           $228           $ (73)   9,865,056    $(0.01)

*Effect of dilutive stock options

Diluted net income per common
 Share for the nine months ended
 September 30, 2001:                            $(301)           $228           $ (73)   9,865,056    $(0.01)

Basic net income per common
 Share for the nine months ended
 September 30, 2000:

Income available to common Stockholders         $(128)           $000           $(128)   9,535,635    $(0.01)

*Effect of dilutive stock options

Diluted net income per common
  Share for the nine months ended
  September 30, 2000:                           $(128)           $000           $(128)   9,535,635    $(0.01)

Basic net income per common
  share for the three months
  ended September 30, 2001:

Income available to common Stockholders         $(125)           $108           $ (17)  10,087,925    $(0.00)

*Effect of dilutive stock options

Diluted net income per common
  share for the three months ended
  September 30, 2001:                           $(125)           $108           $ (17)  10,087,925    $(0.00)

Basic net income per common
 share for the three months ended
 September 30, 2000:

Income available to common stockholders         $(130)           $000           $(130)   9,589,299    $(0.01)

*Effect of dilutive stock options

Diluted net income per common
 share for the three months ended
 September 30, 2000:                            $(130)           $000           $(130)   9,589,299    $(0.01)

* All Stock Options/Warrants are
  Anti-Dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Three Months Ended September 30, 2001 Versus Three Months Ended September 30,
2000

Revenue

          IAI's revenues in the third quarter of fiscal 2001 were $1,551,078, compared to $1,385,622 in the third quarter of fiscal 2000, an increase of 12.0%. Professional services revenues were $1,456,079 versus $1,257,921, an increase of 15.8%, and product revenues were $94,999 versus $127,701 a decrease of 25.6%.

Gross margin

          Gross margins were $465,320 or 30% of sales, in the third quarter of fiscal 2001 versus $354,697, or 25.6% of sales, in the third quarter of fiscal 2000. Of the $465,320 in 2001, $472,310 was attributable to professional services and ($6,990) was attributable to software sales. Gross margins as a percentage of sales were 32.4% for professional services and (7.3%) for software sales. In the third quarter of 2000, the Company reported gross margins of approximately 32.1% for professional services and (38.4%) for software products.

Selling, General & Administrative

          Selling, General & Adminsitrative expenses totaled $592,638, or 38.2% of revenues, in the third quarter of 2001 versus $467,637, or 33.7% of revenues, in the third quarter of 2000, an increase in expenses of 26.7%. The increase is attributable to the Company's taking a bad debt provision for a doubtful account.

Profit

          The Company reported an operating loss of $126,051, before an extraordinary gain in the third quarter of 2001 compared to an operating loss of $130,195 in the third quarter of 2000.

Nine Months Ended September 30, 2001 Versus nine Months Ended September 30, 2000

Revenue

          IAI's revenues in the first nine months of fiscal 2001 were $4,048,535, compared to $4,621,291 in the first nine months of fiscal 2000, a decrease of 12.4%. Professional services revenues were $3,700,823 versus $3,887,652, a decrease of 4.8%, and product revenues were $347,712 versus $733,639, a decrease of 52.6%. The decrease in software sales was mainly attributable to no sales of the Company's ICONS software tool for the first nine months of 2001, versus the first nine months of 2000. ICONS is a software toolset that is used in connection with conversions and migrations from mainframe legacy systems.

Gross margin

  Gross margins were $1,003,720 or 24.8% of sales, in the first nine months of fiscal 2001 versus $1,363,355, or 29.5% of sales, in the first nine months of fiscal 2000. Of the $1,003,720 in 2001, $1,061,314 was attributable to professional services and $(57,594) was due to software sales. Gross margins as a percentage of sales were 28.7% for professional services and (16.5%) for software sales for 2001, versus 28.2% for professional services and 36.6% for software sales in 2000. The decrease in gross margin as a whole is attributable to no sales of the Company's ICONS software tool.

Selling, General & Administrative

  Selling, General & Adminsitrative expenses totaled $1,282,539, or 31.7% of revenues, for the nine months ending September 30, 2001 versus $1,467,263, or 31.8% of revenues, for the nine months ending September 30, 2000, a decrease in expenses of 12.6%. The decrease is attributable to the Company's continued commitment to align Selling, General & Administrative costs to the level of its professional services and software business.

Profit

  The Company reported an operating loss of $301,158 before an extraordinary gain in the first nine months of fiscal 2001 compared to an operating loss of $127,868 for the first nine months of 2000. In general, the net operating loss is a result of lower software sales during the first nine months of 2001, and accounting for a bad debt provision as a result of a doubtful account.

Liquidity and Capital Resources

    Through the first nine months of 2001, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at September 30, 2001 were ($5,027) compared to $156,820 at September 30, 2000. As of September 30, 2001 the Company had an outstanding balance on its line of credit of $609,000.

    The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect which effectively extends the line of credit of $800,000 to November 27, 2001. The Company is in negotiations with various organizations to obtain a new line of credit.

    If revenue continues at curent levels the Company believes that it will derive sufficient cash flow to continue to pay all essential expenses which are required to operate the business. Any material reduction in revenue could have a material adverse effect on the Company's operational capabilities. Current operations, however, are insufficient to provide the additional working capital that is necessary to repay approximately $500,000 of past due payables. The Company is in the process of negotiating with past due creditors to obtain concessions on their claims. Three creditors accepted 222,448 shares of common stock and one creditor accepted warrants for 12,000 shares of common stock in satisfaction of their claims in the amount of $187,558. The Company received $70,000 from various investors and issued three year convertable notes at 12% APR, with a conversion price of $.25 per share. The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2001. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

The Company has no material commitments for capital expenditures.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any legal proceedings against it at this time.

Item 2. Changes in Securities

Between July 25, 2001 and August 9, 2001 the Company issued 222,448 shares of common stock to three trade creditors, and warrants, expiring 5 years from issuance date, for 12,000 shares of common stock to one trade creditor to satisfy their claims in the aggregate amount of $187,558. The Company relied upon section 4(2) in issuing these securities without registration under the Securities Act of 1933. The Company also issued to three acredited investors $70,000 of 3 year 12% convertible notes, having a conversion price of $.25 per share. No commissions were paid in connection with the issuance of these notes. The Company relied upon section 4(2) in issuing these notes without registration under the Securities Act of 1933.

Item 3.  Exhibits and Reports on Form 8-K

(a)  See the Index to Exhibits attached hereto.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Information Analysis Incorporated
---------------------------------
(Registrant)


Date: November 12, 2001            By:   /s/Sandor Rosenberg
      -----------------                  -------------------
                                   Sandor Rosenberg, Chairman of the
                                     Board and President



                                   By:   /s/Richard S. DeRose
                                         --------------------
                                   Richard S. DeRose, Executive Vice
                                     President and Treasurer

                               INDEX TO EXHIBITS


Exhibit  Description                                   Location
No.
4.1      Form of 12% 3 year convertible note           Filed with this Form 10-QSB

4.2      Form of Warrant issued to trade creditors     Filed with this Form 10-QSB
         who exchanged claims for warrants.