Form 10KSB
period 2001-12-31
INFORMATION ANALYSIS INC
filed 2002-04-16
CIK 803578

          _____________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

The issuer's revenue for its most recent fiscal year was $6,086,474.

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 27, 2002 was approximately $3,374,940.

As of March 27, 2002 the Registrant had 10,283,515 shares of Common Stock outstanding.

          _____________________________________________________________

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

     This Form 10-KSB contains forward-looking statements. These statements are based on certain assumptions and involve risks and uncertainties. Actual future results may vary materially from those discussed herein. Any statements that are not historical facts should be forward-looking statements. These forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform act of 1995. IAI does not undertake any obligation to publicly release the result of any revision which may be made to any forward-looking statements after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1.  Business Description

Overview

     Founded in 1979, Information Analysis Incorporated ("IAI" or "the Company") is in the business of modernizing client information systems. Since its inception, IAI has performed software development and conversion projects for over 100 commercial and government clients including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Customs Service, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, IAI primarily applies its technology, services and experience to legacy software migration and modernization and to developing web-based solutions.

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

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

     The commercial and government sectors of the market can be quite different in their requirements on the Internet, as, generally, companies are interested in cataloging and selling items versus government agencies that wish to disseminate data to the citizenry. There is some overlap in common functionality when web applications are designed for procurement transactions or customer relations. What distinguishes the government requirements is that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Any company that wishes to develop governmental web applications must address the forms issue. Accelio (previously known as JetForm), the electronic forms product resold and supported by IAI is the predominant forms software in the federal government.

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

     During the past year and a half IAI has secured contracts to modernize several large legacy systems for a federal agency. These projects are giving IAI staff valuable experience with state of the art web-application products recently released by Oracle Corporation. Personnel with these skills are in great demand and can form the nucleus of a new business division within IAI. It is management's intention to build on these contracts and expand revenues in this area over the next five years.

     The Company is also using the experience it has acquired as an Accelio reseller to help secure engagements for web-based applications requiring forms. The Accelio product has evolved over the years into a robust tool that can form the backbone of applications, especially those requiring forms. The company has used this expertise to penetrate a number of federal government clients and build sophisticated web applications. IAI's knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. The company has built a core group of professionals that can build this practice over the coming years.

     Concentrating on the niche of electronic forms-related web applications through IAI's relationship with Accelio, the company has developed a cadre of professionals that can quickly and efficiently develop web applications. IAI will focus on federal government clients during 2002 and leverage the company's outstanding reputation with federal clients to penetrate these agencies. IAI will be able to reference

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

successful projects completed or in development for the Department of Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), Immigration and Naturalization Service (INS), General Services Administration (GSA), Army Reserve, and U.S. Air Force Logistics Command (AFLC).

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

Backlog

     As of December 31, 2001, the Company estimated its backlog at approximately $4 million. Of the entire backlog, the Company believes approximately 95% will be completed by December 31, 2002. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Employees

     As of December 31, 2001, the Company employed 43 full-time and part-time individuals. In addition, the Company maintained independent contractor relationships with 20 individuals for computer services. Approximately 80% of the Company's professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

Item 2.  Properties

     The Company's offices are located at 11240 Waples Mill Road, Suite 400, Fairfax, VA. 22030. IAI holds a lease for 12,345 square feet. This lease expires on February 29, 2004.

Item 3.  Legal Proceedings

     The Company is not aware of any legal proceedings against it at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of fiscal 2001 to a vote of security holders, either through the solicitation of proxies or otherwise.

                                     PART II
Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

     The Company's Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:

         Fiscal Year Ended December 31, 2000      Fiscal Year Ended December 31, 2001
         -----------------------------------      -----------------------------------
                      Quarter Ended:                          Quarter Ended:
         3/31/00   6/30/00   9/30/00   12/31/00   3/31/01   6/30/01   9/30/01   12/31/01
         -------   -------   -------   --------   -------   -------   -------   --------
High     $2.156    $1.063    $0.594    $0.438     $0.300    $0.740    $0.410    $0.590
Low      $0.531    $0.375    $0.260    $0.040     $0.090    $0.200    $0.120    $0.130


     The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of December 31,2001, the Company had 119 stockholders of record. The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

     The Company issued to six accredited investors a total of $125,000 of three year 12% convertible notes, having a conversion price of $0.25 per share. The Company relied upon section 4(2) in issuing these notes without registration under the Securities Act of 1933.

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     During 2001 IAI sales and marketing organizations were focused to capitalize on its services and tools to address the legacy modernization and conversion market. Additional resources were added to support Web-based solutions and staff augmentation.

     IAI was profitable in 2001after considering an extraordinary gain. The Company's expenses related to sales, marketing, and administrative infrastructure were reduced and revenue increased during 2001. As we continue to build backlog, we believe the Company's economic prospects will improve.

Results of Operations

The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                        Years Ended
                                               -----------------------------
                                               December 31,   December 31,
                                                   2001          2000
                                                   ----          ----
   Revenue                                        100.0%       100.0%
   Cost of Goods Sold                              75.3%        74.1%
   Gross Profit                                    24.7%        25.9%
   Operating Expenses
       Selling, general and administrative         27.6%        38.7%
   Loss from operations                            (2.9%)      (12.8%)
   Non recurring item                               0.0%         0.0%
   Other (expense) income                          (0.5%)       (0.7%)
   Loss before income taxes                        (3.4%)      (13.5%)
   Net income (loss)                                1.6%       (13.5%)
   Extraordinary Gain                               5.0%           0

2001 Compared to 2000

Revenue. Fiscal 2001 revenue increased $0.3 million, or 5.5%, to $6.1 million from $5.8 million in fiscal year 2000. Revenue from software sales decreased $0.4 million, or 43.6%, to $0.4 million in fiscal year 2001 from $0.8 million in fiscal year 2000. Revenue from professional services increased $0.7 million, or 13.9%, to $5.6 million in fiscal year 2001 from $4.9 million in fiscal year 2000.

Gross Profit. Gross profit was $1.5 million in fiscal 2001 versus $1.4 million in 2000,or 24.7% of revenue in 2001 compared to 25.9% of revenue in 2000. Professional services gross margin was 29.8% of revenue in 2001, compared to 25.8% in 2000. The increase in professional services gross margin was primarily attributable to new contracts in 2001, which generated a higher gross margin for the year. Software sales gross margin was (35.0%) of revenue in 2001, down from 26.5% in 2000. The decrease in software sales gross margin was do to lower software sales and the amortization for capitalized software during fiscal year 2001.

Selling, General and Administrative (SG&A). Fiscal 2001 SG&A expense decreased to $1.7 million, or 27.6% of revenue, from $2.2 million, or 38.7% of revenue in 2000, a decrease in expenses of 24.6%. The decrease is due to a continued effort by management to scale back expenses as the Company positions itself to meet its current needs.

Liquidity and Capital Resources

         The proceeds derived from the $125,000 convertible notes issued in 2001, along with current collections and net borrowing of $(2,591) from the Company's bank provided financing for the Company's operations in 2001. Certain creditors accepted 582,042 shares of common stock and two creditors

Information Analysis Incorporated              2001 Report on Form 10-KSB
--------------------------------------------------------------------------

accepted warrants for 47,636 shares of common stock in satisfaction of their claims in the amount of $519,057. For fiscal year 2001, net cash provided by operating, investing and financing activities of $5,000 along with net income of $96,953 resulted in cash and cash equivalents of $102,640 at year end. The Company's line of credit of $2,000,000 with First Virginia Bank expired on June 19, 1999. First Virginia Bank has executed forbearance agreements with the Company, which effectively extends a line of credit of $800,000 until April 23, 2002. The Company is in negotiations with First Virginia Bank and expects to have the line of credit extended.

         The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2002. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

Item 7.  Financial Statements and Supplementary Data

         See Consolidated Financial Statements included herein beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The executive officers and directors of the Company are:

NAME                      DIRECTOR SINCE           OFFICE HELD WITH COMPANY
----                      --------------           ------------------------
Sandor Rosenberg          1979                     Chairman of the Board, Chief Executive
                                                   Officer
Richard S. DeRose         1991                     Executive Vice President, Chief Financial Officer,
                                                   Secretary
Stanley A. Reese          1993                     Senior Vice President, Chief Operating Officer
Charles A. May, Jr.       1997                     Director
Bonnie K. Wachtel         1992                     Director
James D. Wester           1985                     Director

         Directors serve until the next annual meeting of shareholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Sandor Rosenberg, 55, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Rosenberg holds a BS degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Richard S. DeRose, 63, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO of DHD, Inc. and was a founder of the company. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a BS degree in Science from the US Naval Academy and an MS degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Stanley A. Reese, 45, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 17 years experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a BA in History from George Mason University

Charles A. May, Jr., 64, is a consultant focusing on national security and defense conversion issues. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters US Air Force, Washington, D.C. He is a graduate of the US Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College and has completed the University of Pittsburgh's Management Program for Executives.

Bonnie Wachtel, 46, has served as vice president and general counsel of Wachtel & Co., Inc., a Washington, D.C.-based brokerage and investment banking firm, since 1984. Ms. Wachtel holds BA and MBA degrees from the University of Chicago and a JD from the University of Virginia. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; and VSE Corporation, a provider of technical services to the federal government.

James Wester, 63, has been a computer services marketing consultant for more than 15 years. Since 1984, he has been president of Results, Inc., a computer services marketing firm. Mr. Wester holds a BME degree from Auburn University and an MBA from George Washington University.

There are no family relationships between any directors or executive officers of IAI.

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

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

Item 10.  Executive Compensation

         The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2001 (collectively "Named Executive Officers"):

                           Summary Compensation Table

Name and Principal                               Annual Compensation        Securities
                                                 -------------------        Underlying
Position                           Year        Salary             Bonus              Options (#)
--------                           ----        -------            -----              -------
Sandor Rosenberg                   2001        $85,165               --                  --
Chairman of the Board and          2000        $76,904               --                  --
Chief Executive Officer            1999        $76,457               --                  --
----------------------------- ------------------------------------------- --------------------
Richard S. DeRose                  2001        $87,017               --                  --
Executive Vice President           2000        $75,000               --              50,000
Chief Financial Officer            1999        $97,617               --              20,000
----------------------------- ------------------------------------------- --------------------
Stanley A. Reese                   2001        $82,742               --              50,000
Senior Vice President and          2000        $75,000               --                 --
Chief Operating Officer            1999        $97,867               --              20,000
----------------------------- ----------------------------------------------------------------

No Named Executive Officer has received any perquisite or benefit, securities, or property that exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

         The following table sets forth all option grants during 2001 to all executive officers.

                        Option Grants in Last Fiscal Year

                 Number of Securities
 Name            Underlying Options      % of Total Options Granted      Exercise Expiration
 ----
                        Granted          To Employees in Fiscal Year     Price       Date
                        -------          ---------------------------     -----       -----
Stanley A. Reese        50,000                  37.5%                    $0.200      09/07/11


         The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the Named Executive Officers. The value of unexercised in-the-money options at December 31, 2001 equals the market value of the underlying common stock at December 31, 2001 minus the option exercise price. The fair market value of the Company's common stock at December 31, 2001 was $0.55.

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

    Aggregated Option Exercises in Last Fiscal Year and FY End Option Values


                                                 Number of Securities           Value of Unexercised
                       Shares                   Underlying Unexercised         In-the-Money Options at
                      Acquired                    Options at 12/31/01                  12/31/01
                                                  -------------------                  --------
Name                     on      Value        Exercisable    Unexercisable    Exercisable    Unexercisable
----                             -----        -----------    -------------    -----------    -------------
                      Exercise   Realized
                      --------   --------
Richard S. DeRose        --          --         167,900           --            $15,285           --
Stanley A. Reese         --          --         178,750           --            $18,428           --

     Directors of the Company who are not executive officers of the Company receive a stipend of $500 per quarter plus reimbursement of reasonable expenses incurred in attending meetings.

Information Analysis Incorporated              2001 Report on Form 10-KSB
-------------------------------------------------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth, as of March 27, 2002, the number of shares and percentage of the Company's Common Stock owned by all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. This information has been obtained in part from such persons and in part from the Company's records. Each person has sole voting and investment power with respect to the shares indicated except for shares which may be acquired upon exercise of options and as otherwise noted.

NAME AND ADDRESS OF                             SHARES BENEFICIALLY
BENEFICIAL OWNER (1)                                      OWNED (2)            % OF CLASS
-----------------------------------------------------------------------------------------
Sandor Rosenberg, Chairman, CEO, and Director             1,752,800                 17.0%
Richard S. DeRose, Executive Vice President                 365,900     (3)          3.5%
Stanley A. Reese, Senior Vice President                     200,750     (4)          1.9%
Charles A. May, Jr., Director                                16,000     (5)             *
Bonnie K. Wachtel, Director                                 112,800     (6)          1.1%
James D. Wester, Director                                   427,355     (7)          4.0%
Kenneth Parsons                                             712,500     (8)          6.5%
Traditions LP                                             1,500,000     (9)         13.9%

All directors and executive officers as a group           2,875,605    (10)         26.4%

           *less than 1%

(1) The address of all beneficial holders is care of the Company, except Ms. Wachtel, whose address of record is 1101 14/th/ St. NW, Washington, DC 20001.
(2) All shares are held outright by the individuals listed. References to options and warrants include all options and warrants exercisable within 60 days of March 27, 2002.
(3)      Includes options on 167,900 shares.
(4)      Includes options on 178,750 shares.
(5)      Includes options on 16,000 shares.
(6)      Includes options on 13,000 shares.
(7)      Includes warrants on 108,000 shares and options for 190,000 shares.
(8)      Includes options on 712,500 shares.
(9)      Includes warrants on 500,000 shares.
(10)     Includes options on 565,650 shares and warrants for 108,000 shares.


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

          (a) (2) Exhibits:
                  See Exhibit Index on page 12.

          (b) No reports were filed on Form 8-K during the last quarter of 2001.

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of Section 13 or 15(d), of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INFORMATION ANALYSIS INCORPORATED

                                     By:

                                               Sandor Rosenberg, President
                                                     April 12, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                       Date

 /s/ Sandor Rosenberg            Chairman of the Board       April 12, 2002
----------------------------     and President
Sandor Rosenberg


 /s/ Charles A. May, Jr.         Director                    April 12, 2002
----------------------------
Charles A. May


 /s/ Bonnie K. Wachtel           Director                    April 12, 2002
----------------------------
Bonnie K. Wachtel


 /s/ James D. Wester             Director                    April 12, 2002
----------------------------
James D. Wester


 /s/ Richard S. DeRose           Treasurer                   April 12, 2002
----------------------------
Richard S. DeRose

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

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

3.2           Articles of Amendment to the Articles of Incorporation Incorporated by reference from the
                                                                     Registrant's Form 10-KSB/A for the
                                                                     fiscal year ending December 31, 1997
                                                                     and filed on March 30, 1998

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

4.4           Form of 12% 3 year convertible note                    Incorporated by reference from the
                                                                     Registrant's Form 10-QSB for the period
                                                                     ending September 30, 2001 and filed on
                                                                     November 12, 2001.

4.5           Form of Warrant issued to trade creditors who          Incorporated by reference from the
              exchanged claims for warrants.                         Registrant's Form 10-QSB for the
                                                                     period ending September 30, 2001
                                                                     and filed on November 12, 2001.

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

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

                                                                     (Commission File No. 33-9390).

10.6          Warrant Agreement between James D. Wester, a director, Incorporated by reference from the
              and the Company dated February 24, 1993                Registrant's Form 10-KSB/A for the
                                                                     fiscal year ending December 31, 1996
                                                                     and filed on July 3, 1997

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

10.8          Modification of Office Lease to 12,345 square feet at  Incorporated by reference from the
              11240 Waples Mill Road, Fairfax, Virginia 22030.       Registrant's Form 10-QSB for the period
                                                                     ending March 31, 2001 and filed on
                                                                     May 11, 2001.

21.1          List of Subsidiaries.                                  Filed with this Form 10-KSB

23.1          Consent of independent auditors, Rubino &              Filed with this Form 10-KSB
              McGeehin, Chartered

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

Exhibit 21.1

                                 SUBSIDIARIES OF
                        INFORMATION ANALYSIS INCORPORATED

                                                                                                    Name under which
                     Name                              State of Incorporation                   Subsidiary Does Business
Allied Health & Information Systems, Inc.                        VA                                       N/A

International Software Services Corporation                      VA                                       N/A

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

Exhibit 23.1


                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Form SB-2 No. 333-95775 dated September 4, 2000 and Registration Statements (Form S-8 No. 33-26249 and No. 33-305136) pertaining to the 1986 Stock Option Plan and 1996 Stock Option Plan of Information Analysis Incorporated and in the related prospectus' of our report dated March 29, 2002 with respect to the consolidated financial statements and schedule of Information Analysis Incorporated included in the Annual Report (Form 10-KSB) for the year ended December 31, 2001.

                                    /s/ Rubino & McGeehin, Chartered

Bethesda, Maryland
April 15, 2002

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 2001, and their consolidated results of operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming Information Analysis Incorporated and subsidiaries will continue as a going concern. As discussed in Note 16, the Company has suffered recurring losses from operations and has cash flows problems and financing requirements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 29, 2002
Bethesda, MD                                    /S/ Rubino & McGeehin, Chartered

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                ---------------

                                                                                  December 31, 2001
                                                                                  -----------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                       $    102,640
  Accounts receivable, net of allowance of $469,957                                  1,526,372
  Prepaid expenses                                                                      22,255
  Note receivable                                                                       75,000
  Other receivables                                                                     22,203
                                                                                  ------------
       Total current assets                                                          1,748,470

Fixed assets, net of accumulated depreciation
  and amortization of $2,237,780                                                        34,654
Capitalized software, net of accumulated amortization
  of $472,045                                                                          292,065
Other receivables                                                                       31,865
Other assets                                                                            58,275
                                                                                  ------------

       Total assets                                                               $  2,165,329
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Revolving line of credit                                                        $    596,000
  Accounts payable                                                                   1,024,717
  Accrued payroll and related liabilities                                              294,489
  Other accrued liabilities                                                            175,158
  Deferred revenue                                                                     157,882
                                                                                  ------------
       Total current liabilities                                                     2,248,246
Long-term liabilities
  Notes payable                                                                        125,001
                                                                                  ------------
       Total liabilities                                                             2,373,247
                                                                                  ------------

Stockholders' equity
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    11,788,126 shares issued, 10,283,515 shares outstanding                            117,881
  Additional paid-in capital                                                        14,122,019
  Accumulated deficit                                                              (13,593,505)
  Less treasury stock, 1,504,611 shares, at cost                                      (854,313)
                                                                                  ------------

       Total stockholders' equity (deficit)                                           (207,918)
                                                                                  ------------

       Total liabilities and stockholders' equity                                 $  2,165,329
                                                                                  ============

       The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                              -----------------


                                                                              For the years ended December 31,
                                                                                2001                     2000
                                                                          ---------------            ------------
Sales
     Professional fees                                                    $     5,606,815            $  4,920,931
     Software sales                                                               479,659                 849,710
                                                                          ---------------            ------------
              Total sales                                                       6,086,474               5,770,641
                                                                          ---------------            ------------

Cost of sales
     Cost of professional fees                                                  3,936,288               3,653,333
     Cost of software sales                                                       647,643                 624,654
                                                                          ---------------            ------------
              Total cost of sales                                               4,583,931               4,277,987
                                                                          ---------------            ------------

Gross profit                                                                    1,502,543               1,492,654
Selling, general and administrative expenses                                    1,681,479               2,231,056
                                                                          ---------------            ------------

Loss from operations                                                             (178,936)               (738,402)
Other expenses                                                                    (31,031)                (42,338)
                                                                          ---------------            ------------

Loss before provision for income taxes and
     extraordinary item                                                          (209,967)               (780,740)
Provision for income taxes                                                              -                       -
                                                                          ---------------            ------------

Net loss before extraordinary item                                               (209,967)               (780,740)
Extraordinary gain-settlement of debt with equity                                 306,920                       -
                                                                          ---------------            ------------

Net income (loss)                                                         $        96,953            $   (780,740)
                                                                          ===============            ============

Earnings per common share - Basic and Diluted
     Net loss before extraordinary item                                   $         (0.02)           $      (0.08)
     Extraordinary gain                                                              0.03                       -
                                                                          ---------------            ------------
     Net income (loss)                                                    $          0.01            $      (0.08)
                                                                          ===============            ============

Weighted average common shares outstanding
     Basic                                                                      9,970,133               9,576,981
                                                                          ===============            ============
     Diluted                                                                    9,970,133               9,576,981
                                                                          ===============            ============

     The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                ----------------

                                    Shares of
                                      Common                      Additional
                                      Stock        Common           Paid-in        Accumulated  Treasury
                                      Issued       Stock            Capital         Deficit       Stock           Total
                                 ------------- ------------  ---------------- --------------- ----------- -----------------
Balances, December 31, 1999       10,723,284   $    107,233   $    13,763,904 $  (12,909,718) $ (854,313)  $      107,106

  Exercise of stock options and
    warrants                         112,800          1,128            30,498              -           -           31,626
  Stock issued for private
     placement                       250,000          2,500           122,500              -           -          125,000
  Stock issued as contingent
payment of debt                      120,000          1,200            (1,200)             -           -                -
  Net loss                                 -              -                 -       (780,740)          -         (780,740)
                                ------------    -----------    --------------  -------------   ---------    -------------

Balances, December 31, 2000       11,206,084        112,061        13,915,702    (13,690,458)   (854,313)        (517,008)

  Stock issued as settlement
    of debt                          582,042          5,820           206,317              -           -          212,137
  Net Income                               -              -                 -         96,953           -           96,953
                                ------------    -----------    --------------  -------------   ---------    -------------

Balances, December 31, 2001       11,788,126   $    117,881   $    14,122,019 $  (13,593,505) $ (854,313)  $     (207,918)
                                ============    ===========    ==============  =============   =========    =============

    The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ----------------

                                                                              For the years ended December 31,
                                                                               2001                    2000
                                                                      ------------------------   ----------------------
Net income (loss)                                                               $  96,953             $(780,740)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary gain                                                           (306,920)
    Depreciation and amortization                                                  73,822               188,484
    Amortization of capitalized software                                          199,487               154,548
    Gain on sale of fixed assets                                                   (9,537)                    -
    Changes in operating assets and liabilities
      Accounts receivable                                                        (452,431)              828,303
      Other receivables and prepaid expenses                                       99,494                11,699
      Accounts payable and accrued expenses                                        74,683              (557,215)
      Deferred revenue                                                            157,882                     -
                                                                                ---------             ---------

        Net cash used by operating activities                                     (66,567)             (154,921)
                                                                                ---------             ---------

Cash flows from investing activities:
  Acquisition of furniture and equipment                                           (5,630)                    -
  Proceeds from sale of fixed assets                                                9,547                     -
  Increase in capitalized software                                                      -              (182,447)
                                                                                ---------             ---------

         Net cash provided (used) by investing activities                           3,917              (182,447)
                                                                                ---------             ---------

Cash flows from financing activities:
  Net (payments) borrowings under bank revolving line of credit                    (2,591)               97,091
  Net received on long-term note payable                                          125,000                     -
  Principal payments on capital leases                                                  -                (6,936)
  Proceeds from private placement of common stock                                       -               125,000
  Proceeds from exercise of stock options and warrants                                  -                31,626
                                                                                ---------             ---------

        Net cash provided by financing activities                                 122,409               246,781
                                                                                ---------             ---------

Net increase (decrease) in cash and cash equivalents                               59,759               (90,587)

Cash and cash equivalents, beginning of the year                                   42,881               133,468
                                                                                ---------             ---------

Cash and cash equivalents, end of the year                                      $ 102,640             $  42,881
                                                                                =========             =========
Supplemental cash flow information
    Interest paid                                                               $  48,219             $  60,999
                                                                                =========             =========
    Non-cash financing activity
      Issuance of common stock to settle debt                                   $ 212,137
                                                                                =========
    Non-cash operating activity
      Reduction of accounts payable through issuance of equity                  $ 519,057
                                                                                =========


    The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------

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

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Software System Corporation (ISSC) and Allied Health & Information Systems, Inc. (AHISI). Upon consolidation, all material intercompany accounts, transactions and profits are eliminated.

         Accounting Estimates
         --------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

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

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------

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

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ---------

1.       Summary of Significant Accounting Policies (continued)

         Software Development Costs
         --------------------------

         The Company has capitalized costs related to the development of the ICONS software product. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed and recognized for the product when available for general release to customers based on the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or, (b) the straight-line method over the economic life of the product. Capitalized costs and amortization periods are management's estimates and may have to be modified due to inherent technological changes in software development.

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

         Earnings Per Share
         ------------------

         The Company's earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options, warrants and, for 2001, convertible notes, are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss before extraordinary item, in which case the inclusion of such equity instruments would be antidilutive.

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

Information Analysis Incorporated                    2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              _____________________

1.       Summary of Significant Accounting Policies (continued)

         Fair Market Value of Financial Instruments
         ------------------------------------------

         The Company's financial instruments include trade receivables, other receivables, accounts payable, and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

2.       Receivables

         Accounts receivable at December 31, 2001, consist of the following:

         Billed-federal government                       $      1,921,565
         Billed-commercial and other                               18,750
                                                            -------------
                  Total billed                                  1,940,315
         Unbilled                                                  56,015
         Less: allowance of doubtful accounts                    (469,958)
                                                            -------------
                  Accounts receivable, net               $      1,526,372
                                                            =============

         Billed receivables from the federal government includes amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date which are expected to be billed and collected within one year.

         At December 31, 2001, there is a note receivable of $75,000 from a customer. The note bears interest of 7% and is due September 30, 2002.

3.       Fixed Assets

         A summary of fixed assets and equipment at December 31, 2001, consist of the following:

         Furniture and equipment                         $        341,055
         Leasehold improvements and other                         204,634
         Computer equipment and software                        1,726,745
                                                            -------------
                                                                2,272,434
         Less: accumulated depreciation and amortization       (2,237,780)
                                                            -------------
                  Total                                  $         34,654
                                                            =============

         Depreciation expense for the years ended December 31, 2001 and 2000, was $73,822 and $188,484 respectively.

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             _____________________


4.       Software Development Costs

         Software development costs as of December 31, 2001, consist of the following:

         Cumulative costs incurred                      $        764,110
         Accumulated amortization                               (472,045)
                                                           -------------
                  Net software development costs        $        292,065
                                                           =============

         Amortization expense for the years ended December 31, 2001 and 2000, was $199,487 and $154,548, respectively.

         At December 31, 2001, capitalized software development cost is for the ICONS software tool. All costs related to other products have been fully amortized or written off.

5.       Other Assets

         Other assets at December 31, 2001, consist of the following:

         Security deposits                              $         48,275
         Other                                                    10,000
                                                            ------------
                 Total other assets                     $         58,275
                                                            ============

6.       Other Accrued Liabilities

         Other accrued liabilities at December 31, 2001, consist of the following:

         Royalties payable                              $         18,558
         Accrued payables                                        146,489
         Other                                                    10,111
                                                            ------------
                  Total other accrued liabilities       $        175,158
                                                            ============

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           __________________________

7.       Revolving Line of Credit

         At December 31, 2001, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $1,000,000. The bank has executed a forbearance agreement with the Company for demand or short-term borrowings up to $800,000, which effectively extends the line of credit until April 23, 2002. Draws against this line are limited by varying percentages of the Company's accounts receivable balances depending on the source of the receivables and their age. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank's prime rate plus 2.5% (7.25% at December 31, 2001). The lender has a first priority security interest in the Company's receivables and a direct assignment of its U.S. Government contracts. The revolving line of credit, among other covenants, requires the Company to comply with certain financial ratios. The Company was not in compliance with any of the financial ratios at December 31, 2001, when there was an outstanding balance of $596,000 on the line.

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

8.       Commitments and Contingencies

         Operating Leases
         ----------------

         The Company leases facilities and equipment under long-term operating lease agreements. Rent expense was $141,936 and $212,756 for the years ended December 31, 2001 and 2000, net of sublease income of $288,398 and $301,306, respectively. During 2001, the Company renegotiated its lease without penalty to lease less space in the current building. The future minimum rental payments to be made under long-term operating leases principally for facilities, and giving effect to the aforementioned reduction in space, are as follows:

         Year ending December 31, 2002                  $       369,100
                                  2003                          361,000
                                  2004                           82,300
                                                           ------------
         Total minimum rent payments                    $       812,400
                                                           ============

Information Analysis Incorporated                    2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           _________________________

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

         The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2001, is $531,200 of which $239,400 is receivable in 2002, $230,200 is receivable in 2003, and $61,600 is receivable in 2004.

9.       Income Taxes

         The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2001, are as follows:

         Deferred tax assets:
         Net operating loss carry forward               $      6,264,700
         Accrued vacation                                         59,800
         Allowance for bad debts                                 178,600
         Intangibles                                              41,100
         Fixed assets                                             87,900
         Other                                                     1,600
                                                           -------------
              Subtotal                                         6,633,700
         Valuation allowance                                  (6,633,700)
                                                           -------------
              Total                                                    -
                                                           -------------

         The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 -------------

9.       Income Taxes (continued)

                                                                                         December 31,
                                                                                   2001                 2000
                                                                                   ----                 ----
         Income (loss) before taxes, including
              extraordinary item for 2001                                   $         96,953    $       (780,740)
                                                                               =============       =============
         Income taxes (benefit) on above amount at federal
             statutory rate                                                           23,200            (265,500)
         State income taxes, net of federal benefit                                    4,900             (31,200)
         (Decrease) increase in valuation allowance                                  (29,600)            295,000
         Effect of change in estimates and non-deductible
             items
                                                                                       1,500               1,700
                                                                               -------------       -------------

         Provision for income taxes                                         $              -    $              -
                                                                               =============       =============

         The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

         The Company has net operating loss carryforwards of approximately $16.5 million, which expire, if unused, in the year 2020. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryover.

10.      Major Customers

         Traditionally, the Company's clients have spanned a wide range of enterprises in the private sector along with government agencies. The Company's prime contracts and subcontracts with agencies of the federal government accounted for 98% of the Company's 2001 revenues and 73% of the 2000 revenues. The Company's subcontracts with two prime contractors accounted for 38% of the Company's 2001 revenue.

11.      Retirement Plans

         The Company adopted a Cash or Deferred Arrangement Agreement (CODA) which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to 15% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of the first 6% of this salary reduction. The Company can also make additional contributions at its discretion. There was no expense under the plan for the years ended December 31, 2001 and 2000. Payments for 2001 and 2000 were paid from the Company's forfeiture account, which offset any matching expenses incurred in both years.

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

12.      Stock Options and Warrants

         The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 2,575,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2001 was eight months. The exercise price of each option equals the quoted market price of the Company's stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings would have been:

        ------------------------------------------------------------------------------------------------------
                                                               2001                        2000
                                                               ----                        ----
        Net income (loss)          As reported             $      96,953               $    (780,740)
                                   Pro forma               $      71,958               $    (812,440)
        Net income (loss)          As reported             $        0.01               $       (0.08)
             per share             Pro forma               $        0.01               $       (0.08)
        ------------------------------------------------------------------------------------------------------

         The fair value of the options granted in 2001 and 2000 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

                                                 2001                    2000
                                                 ----                    ----

         Dividend yield                          None                    None
         Risk-free interest rate                4.59%                    5.5%
         Expected volatility                    163.7%                  135.7%
         Expected term of options              3 years                  3 years

         The effects on 2001 and 2000 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 2001 and 2000, was $0.18 and $0.43, respectively.

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

12.      Stock Options and Warrants (continued)

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                            Options Outstanding                              Options Exercisable
                               ----------------------------------------------------- -----------------------------------------
                                                                      Weighted
                                                    Weighted           Average
                                    Number           Average          Remaining                             Weighted
               Range of               of            Exercise          Contractual        Number of          Average
            Exercise Prices         Options           Price              Life             Options         Exercise Price
         ---------------------- ---------------- ---------------- ------------------ ------------------- ---------------------
         Less than $1.00            1,473,650       $     0.40         6.0 years            1,294,150           $ 0.43
         $1.00 and more               178,300       $     5.76         5.7 years              178,300           $ 5.76
                                    ---------                                           -------------
               Total                1,651,950       $     0.98         5.9 years            1,472,450           $ 1.07
                                    =========                                           =============

         Unexercisable options are as follows: 1,000 at $0.51 per share; 3,500 options at $0.36 per share; 4,000 options at $0.35 per share; 7,000 options at $0.30 per share; 2,000 options at $0.24 per share; 41,500 options at $0.21 per share; 119,000 options at $0.20 per share; 1,500 options at $0.15 per share. Transactions involving the plan were as follows:

                                                                               December 31,
                                                               2001                                  2000
                                                               ----                                  ----
                                                                       Weighted                               Weighted
                                                                       Average                                Average
                                                     Shares             Price             Shares               Price
                                                 ----------------    -------------    ----------------     ---------------

         Outstanding, beginning of year              1,455,950       $    1.14           1,505,550         $    1.11
         Granted                                       239,000            0.21              94,000              0.43
         Exercised                                           0                            (112,800)             0.28
         Canceled                                      (43,000)           2.07             (30,800)             0.90
                                                 -------------                        ------------

         Outstanding, end of year                    1,651,950       $    0.98           1,455,950         $    1.14
                                                 =============        ========        ============          ========

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 -------------

12.      Stock Options and Warrants (continued)

         The Board of Directors has also granted warrants to directors, employees and others. No warrants were issued to directors or employees in 2001 and 2000. In 2001, the Company issued 47,636 warrants to certain creditors in satisfaction of their claims totaling $38,109. There were no warrants exercised in 2001 or 2000. As of December 31, 2001, outstanding warrants are 1,717,975 of which 1,633,000 expire within 3 years and 84,975 expire thereafter. The purchase price for shares issued upon exercise of these warrants range from $0.01 to $6.42 per share. These warrants are exercisable immediately.

13.      Convertible Notes Payable

         During 2001, the Company issued to accredited investors $125,000 of 3-year 12% convertible notes, having a conversion price of $0.25 per share. Notes totaling $80,000 were issued to stockholders, officers and directors.

14.      Extraordinary Gain

         During 2001, the Company issued 582,042 shares of stock and 47,636 warrants to certain creditors in satisfaction of claims totaling $519,057. The stock was recorded at its market value based upon quoted trade prices, and the transactions resulted in an extraordinary gain of $306,920.

15.      Computation Of Earnings (Loss) Per Share

                                                                               For the years ended December 31,
                                                                                 2001                   2000
                                                                                 ----                   ----
         Numerator for basic and diluted earnings
              (loss) per share - net income (loss)                         $         96,953       $       (780,740)
                                                                            ---------------          --------------

         Denominator for basic earnings per
              share - weighted average shares                                     9,970,133              9,576,981

         Effect of dilutive securities:
              Stock options, warrants, and convertible
                  notes payable assumed conversions                                       -                      -
                                                                              -------------          -------------

         Denominator for diluted earnings per
              share - adjusted weighted average
              shares and assumed conversions                                      9,970,133              9,576,981
                                                                              -------------          -------------

         Basic net earnings (loss) per share                               $           0.01       $          (0.08)

         Diluted net earnings (loss) per share                             $           0.01       $          (0.08)

Information Analysis Incorporated                     2001 Report on Form 10-KSB
--------------------------------------------------------------------------------

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ---------------


16.      Going Concern Evaluation

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized approximately $97,000 in net income after extraordinary items for the year ended December 31, 2001 but incurred losses of approximately $210,000 and $800,000 before extraordinary items for the years ended December 31, 2001 and 2000, respectively. The gain in 2001 contributed to improved cash flow and financial position. The Company, however, remains in violation of loan covenants with its bank and has negotiated a forbearance agreement through April 23, 2002 (see Note 7).

         A breach of any of the terms and conditions of the forbearance agreement, or subsequent breaches of the financial covenants under the credit facility, could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Based upon current projections, management does not believe the Company will comply with the existing financial covenants unless they are modified. If the forbearance agreement is not extended after April 23, 2002, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. Management expects that the forbearance agreement will be extended under its existing terms.

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