Form 10QSB
period 2002-03-31
INFORMATION ANALYSIS INC
filed 2002-05-15
CIK 803578

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                                       Commission
     March 31, 2002                                         File No. 0-22405
     --------------                                         ----------------


                        INFORMATION ANALYSIS INCORPORATED
             (Exact name of Registrant as specified in its charter)

  Virginia                                                    54-1167364
 ---------                                                    ----------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

 11240 Waples Mill Road,  Suite 400, Fairfax, VA                22030
 -----------------------------------------------                -----
 (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number,
including area code)                                      (703) 383-3000
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

    State the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2002:

          Common Stock, par value $.01, 10,283,515 shares

   Transitional small business disclosure format.

          Yes                          No   X
              -----                       -----

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index
                                                                        Page
                                                                       Number
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             March 31, 2002 and December 31, 2001 (Audited)               3

             Consolidated Statements of Operations
             for the three months ended
             March 31, 2002 and March 31, 2001                            4

             Consolidated Statements of Cash Flows
             for the three months ended March 31, 2002 and
             March 31, 2001                                               5

             Notes to Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                6

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities                                        9

Item 6.      Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                9

INDEX TO EXHIBITS                                                        10

                 INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                                        March 31, 2002       December 31, 2001
                                                                                          Unaudited               Audited
                                                                                        --------------       -----------------
                            ASSETS
Current assets:
     Cash and cash equivalents                                                           $    181,160         $    102,640
     Accounts receivable, net                                                               1,591,396            1,526,372
     Prepaid expenses                                                                          70,521               22,255
     Note receivable                                                                           75,000               75,000
     Other receivables                                                                         27,607               22,203
                                                                                         ------------         ------------
          Total current assets                                                              1,945,684            1,748,470

Fixed assets, net                                                                              42,654               34,654

Capitalized software, net                                                                     250,341              292,065
Other receivables                                                                              31,865               31,865
Other assets                                                                                   58,275               58,275
                                                                                         ------------         ------------
          Total assets                                                                   $  2,328,819         $  2,165,329
                                                                                         ============         ============

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                            $    800,000         $    596,000
     Accounts payable                                                                         997,161            1,024,717
     Accrued payroll and related liabilities                                                  292,713              294,489
     Other accrued liabilities                                                                 56,223              175,158
     Deferred revenue                                                                         139,674              157,882
                                                                                         ------------         ------------
          Total current liabilities                                                         2,285,771            2,248,246
Long-term  liabilities:
     Notes payable                                                                            125,001              125,001
                                                                                         ------------         ------------
          Total liabilities                                                                 2,410,772            2,373,247
                                                                                         ------------         ------------

Stockholders' equity:
     Common stock, par value $0.01, 30,000,000 shares authorized;
      11,788,126 shares issued, 10,283,515 outstanding
      at March 31,2002 and December 31, 2001                                                  117,881              117,881
     Additional paid in capital                                                            14,122,019           14,122,019
     Retained earnings                                                                    (13,467,540)         (13,593,505)
     Less treasury stock; 1,504,611 shares at cost                                           (854,313)            (854,313)
                                                                                         ------------         ------------
          Total stockholders' equity                                                          (81,953)            (207,918)
                                                                                         ------------         ------------
          Total liabilities and stockholders' equity                                     $  2,328,819         $  2,165,329
                                                                                         ============         ============




The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          For the three months ended
                                                                                                  March 31,
                                                                                       ---------------------------------
                                                                                          2002                  2001
                                                                                       Unaudited             Unaudited
                                                                                       ---------             ---------

Sales
     Professional fees                                                                 $ 1,839,381           $ 1,258,078
     Software sales                                                                        121,182                94,041
                                                                                       -----------           -----------
        Total sales                                                                      1,960,563             1,352,119

Cost of sales
     Cost of professional fees                                                           1,240,944               905,658
     Cost of software sales                                                                115,608               109,664
                                                                                       -----------           -----------
        Total cost of sales                                                              1,356,552             1,015,322


Gross profit                                                                               604,011               336,797

Selling, general and administrative expenses                                               471,183               333,767
                                                                                       -----------           -----------
Income from operations                                                                     132,828                 3,030

Other expenses, net                                                                         (6,863)              (12,567)
                                                                                       -----------           -----------

Income (loss) before provision for income taxes                                            125,965                (9,537)

Provision for income taxes                                                                       0                     0
                                                                                       -----------           -----------
Net income (loss)                                                                      $   125,965           $    (9,537)
                                                                                       ===========           ===========

Earnings per common share:
Basic                                                                                  $      0.01           $      0.00
                                                                                       ===========           ===========
Diluted                                                                                $      0.01           $      0.00
                                                                                       ===========           ===========

Weighted average common shares outstanding:
Basic                                                                                   10,283,515             9,701,473
                                                                                       ===========           ===========
Diluted                                                                                 11,107,596             9,701,473
                                                                                       ===========           ===========



The accompanying notes are an integral part of the consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                     2002                  2001
                                                                                  Unaudited             Unaudited
                                                                                  ---------             ---------


Net (loss) income                                                                 $ 125,965             $  (9,537)

Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                                                      9,692                27,939
    Amortization                                                                      1,209                 1,209
    Amortization of capitalized software                                             41,724                38,637
    Gain on sale of fixed assets                                                     (1,125)               (9,353)
    Changes in operating assets and liabilities
      Accounts receivable                                                           (65,024)             (145,032)
      Other receivables and prepaid expenses                                        (53,670)               (9,153)
      Accounts payable and accrued expenses                                        (148,267)               87,192
      Deferred revenue                                                              (18,208)                   --
                                                                                  ---------             ---------
        Net cash used by operating activities                                      (107,704)              (18,098)
                                                                                  ---------             ---------


Cash flows from investing activities
    Purchases of fixed assets                                                       (18,901)                   --
    Proceeds from sale of fixed assets                                                1,125                 9,364
                                                                                  ---------             ---------
        Net cash (used) provided by investing activities                            (17,776)                9,364
                                                                                  ---------             ---------

Cash flows from financing activities
    Net borrowing (payments) under bank revolving line of credit                    204,000                (6,591)
                                                                                  ---------             ---------
        Net cash provided (used) by financing activities                            204,000                (6,591)
                                                                                  ---------             ---------

Net increase (decrease) in cash and cash equivalents                                 78,520               (15,325)

Cash and cash equivalents at beginning of the period                                102,640                42,881
                                                                                  ---------            ----------

Cash and cash equivalents at end of the period                                    $ 181,160             $  27,556
                                                                                  =========             =========

Supplemental cash flow Information
    Interest paid                                                                 $  11,458             $  12,640
                                                                                  =========             =========


The accompanying notes are an integral part of the consolidated financial statements

PART I

Item 1.  Financial Statements.

                       INFORMATION ANALYSIS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated ("IAI" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition or Plan of Operation and Cautionary
         Statement Regarding Forward-Looking Statements

      This Form 10-QSB contains forward-looking statements regarding the Company's business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company's 10-KSB for the fiscal year ended December 31, 2001 and in other filings with the Securities and Exchange Commission.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.






                                                                                         Per Share
                                                              Income       Shares         Amount
                                                              ------       ------        ---------


Basic net income per common share for the
  three months ended March 31, 2002:
Income available to common stockholders                      $ 125,965    10,283,515    $   0.01
Effect of dilutive stock options                                             202,403          --
Effect of dilutive warrants                                                  121,678          --
Effect of dilutive convertible notes                             3,750       500,000          --
Diluted net income per common share for
  the three months ended March 31, 2002:                     $ 129,715    11,107,596    $   0.01

Basic net (loss) per common share for the
  three months ended March 31, 2001:
Income available to common stockholders                      $  (9,537)    9,701,473    $   0.00
Effect of dilutive stock options and warrrants                                    --          --
Diluted net (loss) per common share for
   the three months ended March 31, 2001:                    $  (9,537)    9,701,473    $   0.00


Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001

Revenue

        IAI's revenues in the first quarter of fiscal 2002 were $1,960,563, compared to $1,352,119 in the first quarter of fiscal 2001, an increase of 45.0%. Professional services revenue was $1,839,381 versus $1,258,078, an increase of 46.2%, and product revenue was $121,182 versus $94,041, an increase of 28.9%. The increase in software sales was mainly attributable to new sales of the Company's ICONS software tool for the first quarter of 2002, versus no ICONS sales for the first quarter of 2001. ICONS is a software toolset that is used in connection with conversions and migrations from mainframe legacy systems.

Gross Margins

        Gross margin was $604,011, or 30.8% of sales, in the first quarter of fiscal 2002 versus $336,797, or 24.9% of sales, in the first quarter of fiscal 2001. Of the $604,011 in 2002, $598,437 was attributable to services and $5,574 was attributable to software sales. Gross margin, as a percentage of sales, was 32.5% for professional services and 4.6% for software sales for 2002. In the first quarter of 2001, the Company reported gross margins of approximately 28.0% for services and (16.6%) for software sales. The increase in professional services gross margin is a result of better margins on some of the Company's newer projects for the first quarter of 2002 that were not present during the same period for 2001. The increase in software sales gross margin was mainly attributable to sales of the Company's ICONS software tool for the first quarter of 2002, versus no sales of the same for the first quarter of 2001.

Selling, General and Administrative

        Selling, general and administrative expenses (SG&A) were $471,183, or 24.0% of revenues, in the first quarter of 2002 versus $333,767, or 24.7% of revenues, in the first quarter of 2001, an increase in expenses of 41.2%. The increase is largely attributable to the additional services needed to support the increase in sales of professional services.

Profits

        The Company generated an operating profit before other expenses of $132,828 in the first quarter of 2002 compared to $3,030 in the first quarter of 2001. There was a net income of $125,965 for 2002 versus a net loss of $9,537 in 2001. In general, the operating profit and net income increases are a result of increased professional service sales and sales margins during the first quarter of 2002.

Liquidity and Capital Resources

        Through the first three months of 2002, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at March 31, 2002 were $181,160 compared to $27,556 at March 31, 2001. As of March 31, 2002 the Company had an outstanding balance on its line of credit of $800,000.

        The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect which effectively extends the line of credit of $800,000 to May 21, 2002. The Company is in negotiations with the bank to extend the forbearance agreement. The bank has consistently approved the Company's requests to continue the forbearance, and it is anticipated that that the agreement will be extended for at least one hundred twenty days.

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



Date: May 9, 2002               By:    /s/ Sandor Rosenberg
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