Form 10QSB
period 2002-06-30
INFORMATION ANALYSIS INC
filed 2002-08-14
CIK 803578

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                             Commission
  June 30, 2002                                                File No. 0-22405
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2002:

Common Stock, par value $0.01, 10,283,515 shares

Transitional small business disclosure format.

          Yes                      No    x                          .
              -------                 -------

                        INFORMATION ANALYSIS INCORPORATED
                                   FORM 10-QSB

                                      Index

                                                                         Page
                                                                        Number
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             June 30, 2002 and December 31, 2001 (Audited)                  3

             Consolidated Statements of Operations
             for the three months ended June 30, 2002
             and June 30, 2001                                              4

             Consolidated Statements of Operations
             for the six months ended June 30, 2002
             and June 30, 2001                                              5

             Consolidated Statements of Cash Flows
             for the six months ended June 30, 2002
             and June 30, 2001                                              6

             Notes to Unaudited Consolidated

             Financial Statements                                           7

Item 2.      Management's Discussion and Analysis of

             Financial Condition and Results of Operations                  7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                 11

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-
  OXLEY ACT OF 2002                                                        11

INDEX TO EXHIBITS                                                          12

                 INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2002   December 31, 2001
                                                                                  Unaudited          Audited
                                                                                 ------------   -----------------
                                       ASSETS

Current assets:
   Cash and cash equivalents                                                     $     35,049     $    102,640
   Accounts receivable, net                                                         1,372,935        1,526,372
   Prepaid expenses                                                                    63,991           22,255
   Note receivable                                                                     75,000           75,000
   Other receivables                                                                   54,226           22,203
                                                                                 ------------     ------------
       Total current assets                                                         1,601,201        1,748,470

Fixed assets, net                                                                      37,078           34,654

Capitalized software, net                                                             208,617          292,065
Other receivables                                                                      11,865           31,865
Other assets                                                                           58,275           58,275
                                                                                 ------------     ------------
       Total assets                                                              $  1,917,036     $  2,165,329
                                                                                 ============     ============

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                                                      $    543,000     $    596,000
   Accounts payable                                                                   883,482        1,024,717
   Accrued payroll and related liabilities                                            271,004          294,489
   Other accrued liabilities                                                           54,662          175,158
   Deferred revenue                                                                    73,963          157,882
                                                                                 ------------     ------------
       Total current liabilities                                                    1,826,111        2,248,246
Long-term  liabilities:
     Notes payable                                                                    125,001          125,001
                                                                                 ------------     ------------
       Total liabilities                                                            1,951,112        2,373,247
                                                                                 ------------     ------------

Stockholders' equity:
   Common stock, par value $0.01, 30,000,000 shares authorized;
   11,788,126 shares issued, 10,283,515 outstanding
   at June 30,2002 and December 31, 2001                                              117,881          117,881
Additional paid in capital                                                         14,122,019       14,122,019
Retained earnings                                                                 (13,419,663)     (13,593,505)
Less treasury stock; 1,504,611 shares at cost                                        (854,313)        (854,313)
                                                                                 ------------     ------------
       Total stockholders' equity                                                     (34,076)        (207,918)
                                                                                 ------------     ------------
       Total liabilities and stockholders' equity                                $  1,917,036     $  2,165,329
                                                                                 ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the three months ended
                                                     --------------------------
                                                               June 30,
                                                               -------
                                                          2002          2001
                                                       Unaudited     Unaudited
                                                      -----------   -----------
Sales
     Professional fees                                $ 1,518,093   $   986,666
     Software sales                                       134,524       158,672
                                                      -----------   -----------
          Total sales                                   1,652,617     1,145,338

Cost of sales
     Cost of professional fees                          1,032,428       750,082
     Cost of software sales                                96,705       193,653
                                                      -----------   -----------
          Total cost of sales                           1,129,133       943,735
                                                      -----------   -----------

Gross profit                                              523,484       201,603

Selling, general and administrative expenses              477,707       356,134
                                                      -----------   -----------

Income (loss) from operations                              45,777      (154,531)

Other income (expenses), net                                2,100       (11,039)
                                                      -----------   -----------

Income (loss) before provision for income taxes            47,877      (165,570)

Provision for income taxes                                   --            --
                                                      -----------   -----------

Net income (loss) before extraordinary item                47,877      (165,570)

Extraordinary gain - settlement of debt with equity          --         120,595
                                                      -----------   -----------

Net income (loss)                                          47,877       (44,975)
                                                      ===========   ===========

Earnings per common share:
      Basic:
Net Income (loss) before extraordinary Item           $      0.00    $    (0.02)
Extraordinary gain - settlement of debt with equity          0.00          0.01
                                                      -----------   -----------
Net income (loss)                                     $      0.00    $    (0.01)
                                                      ===========   ===========
      Diluted:
Net Income (loss) before extraordinary Item           $      0.00    $    (0.02)
Extraordinary gain - settlement of debt with equity          0.00          0.01
                                                      -----------   -----------
Net income (loss)                                     $      0.00    $    (0.01)
                                                      ===========   ===========

Weighted average common shares outstanding:

Basic                                                  10,283,515     9,801,522
Diluted                                                10,962,425     9,801,522

               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the six months ended
                                                      ----------------------------
                                                                 June 30,
                                                                 -------
                                                          2002            2001
                                                       Unaudited       Unaudited
                                                      ------------    ------------
Sales
     Professional fees                                $  3,357,474    $  2,244,744
     Software sales                                        255,706         252,713
                                                      ------------    ------------
          Total sales                                    3,613,180       2,497,457

Cost of sales
     Cost of professional fees                           2,273,372       1,655,740
     Cost of software sales                                212,313         303,317
                                                      ------------    ------------
          Total cost of sales                            2,485,685       1,959,057
                                                      ------------    ------------

Gross profit                                             1,127,495         538,400

Selling, general and administrative expenses               948,890         689,901
                                                      ------------    ------------

Income (loss) from operations                              178,605        (151,501)

Other expenses, net                                         (4,763)        (23,606)
                                                      ------------    ------------

Income (loss) before provision for income taxes            173,842        (175,107)

Provision for income taxes                                    --              --
                                                      ------------    ------------

Net income (loss) before extraordinary item                173,842        (175,107)

Extraordinary gain - settlement of debt with equity           --           120,595
                                                      ------------    ------------

Net income (loss)                                          173,842         (54,512)
                                                      ============    ============

Earnings per common share:
      Basic:
Net Income (loss) before extraordinary Item           $       0.02     $     (0.02)
Extraordinary gain - settlement of debt with equity           0.00            0.01
                                                      ------------    ------------
Net income (loss)                                     $       0.02     $     (0.01)
                                                      ============    ============
      Diluted:
Net Income (loss) before extraordinary Item           $       0.02     $     (0.02)
Extraordinary gain - settlement of debt with equity           0.00            0.01
                                                      ------------    ------------
Net income (loss)                                     $       0.02     $     (0.01)
                                                      ============    ============

Weighted average common shares outstanding:

Basic                                                   10,283,515       9,751,774
Diluted                                                 11,078,683       9,751,774

               The accompanying notes are an integral part of the
                       consolidated financial statements

               INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended
                                                                       ------------------------
                                                                                June 30,
                                                                                --------
                                                                           2002         2001
                                                                        Unaudited    Unaudited
                                                                        ---------    ---------
Net (loss) income                                                       $ 173,842    $ (54,512)

Adjustments to reconcile net income to net cash provided by operating activities:

    Extraordinary gain                                                       --       (120,595)
    Depreciation                                                           21,457       46,578
    Amortization of capitalized software                                   83,448      116,039
    Gain on sale of fixed assets                                           (3,710)      (9,353)
    Changes in operating assets and liabilities
        Accounts receivable                                               153,437        7,096
        Other receivables and prepaid expenses                            (53,759)     133,769
        Accounts payable and accrued expenses                            (285,216)     (21,420)
        Deferred revenue                                                  (83,919)        --
                                                                        ---------    ---------
              Net cash provided by operating activities                     5,580       97,602
                                                                        ---------    ---------


Cash flows from investing activities
    Purchases of fixed assets                                             (23,881)        --
    Proceeds from sale of fixed assets                                      3,710        9,364
                                                                        ---------    ---------
              Net cash (used) provided by investing activities            (20,171)       9,364
                                                                        ---------    ---------

Cash flows from financing activities
    Net borrowing (payments) under bank revolving line of credit          (53,000)     (88,591)
                                                                        ---------    ---------
              Net cash used by financing activities                       (53,000)     (88,591)
                                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents                      (67,591)      18,375

Cash and cash equivalents at beginning of the period                      102,640       42,881
                                                                        ---------    ---------

Cash and cash equivalents at end of the period                          $  35,049    $  61,256
                                                                        =========    =========


Supplemental cash flow Information

    Interest paid                                                       $  26,256    $  23,988
                                                                        =========    =========
Non-cash financing activity:
    Issuance of common stock to settle debt                             $    --      $ 130,565
                                                                        =========    =========
Non-cash operating activity:
    Reduction of accounts payable through issuance of equity            $    --      $ 251,160
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

Net Income (Loss) Per Share

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

                                               Income Before
                                               Extraordinary   Extraordinary     Net                   Per Share
                                                   Item            Item        Income         Shares     Amount
                                                ----------       -------     ----------     ---------   --------
Basic net income per common share for the
   three months ended June 30, 2002:

Income available to common stockholders         $   47,877          --       $   47,877    10,283,515   $   0.00
Effect of dilutive stock options                                                               70,219        --
Effect of dilutive warrants                                                                   108,691        --
Effect of dilutive convertible notes                 3,750          --            3,750       500,000        --
Diluted net income per common share for
   the three months ended June 30, 2002:        $   51,627          --       $   51,627    10,962,425   $   0.00

Basic net loss per common share for the
   three months ended June 30, 2001:

Income available to common stockholders         $ (165,570)      120,595     $  (44,975)    9,801,522   $  (0.01)
Effect of dilutive stock options and warrants                                                    --          --
Diluted net loss per common share for
   the three months ended June 30, 2001:        $ (165,570)      120,595     $  (44,975)    9,801,522   $  (0.01)

Basic net income per common share for the six months ended June 30, 2002:

Income available to common stockholders         $  173,842          --       $  173,842    10,283,515   $   0.02
Effect of dilutive stock options                                                              174,235        --
Effect of dilutive warrants                                                                   120,933        --
Effect of dilutive convertible notes                 7,500          --            7,500       500,000        --
Diluted net income per common share for
   the six months ended June 30, 2002:          $  181,342          --       $  181,342    11,078,683   $   0.02

Basic net loss per common share for the
   six months ended June 30, 2001:

Income available to common stockholders         $ (175,107)      120,595     $  (54,512)    9,751,774   $  (0.01)
Effect of dilutive stock options and warrants                                                    --          --
Diluted net loss per common share for
   the six months ended June 30, 2001:          $ (175,107)      120,595     $  (54,512)    9,751,774   $  (0.01)


Three Months Ended June 30, 2002 Versus Three Months Ended June 30, 2001

Revenue

         IAI's revenues in the second quarter of fiscal 2002 were $1,652,617, compared to $1,145,338 in the second quarter of fiscal 2001, an increase of 44.3%. Professional services revenue was $1,518,093 versus $986,666, an increase of 53.9%, and product revenue was $134,524 versus $158,672, a decrease of 15.3%.

Gross Margins

         Gross margin was $523,484, or 31.7% of sales, in the second quarter of fiscal 2002 versus $201,603, or 17.6% of sales, in the second quarter of fiscal 2001. Of the $523,484 in 2002, $485,665 was attributable to services and $37,819 was attributable to software sales. Gross margin, as a percentage of sales, was 32.0% for professional services and 28.1% for software sales for 2002. In the second quarter of 2001, the Company reported gross margins of approximately 24.0% for professional services and (22.0%) for software sales. The increase in professional services gross margin is a result of better margins on some of the Company's newer projects for the second quarter of 2002 that were not present during the same period for 2001. The increase in software sales gross margin was mainly attributable to sales of the Company's ICONS software tool for the second quarter of 2002, versus no ICONS sales for the same period of 2001.

Selling, General and Administrative

         Selling, general and administrative expenses (SG&A) were $477,707, or 28.9% of revenues, in the second quarter of 2002 versus $356,134, or 31.1% of revenues, in the second quarter of 2001, an increase in expenses of 34.1%. The increase is largely attributable to the additional services needed to support the increase in sales of professional services.

Profits

         The Company generated an operating profit before other expenses of $45,777 in the second quarter of 2002 compared to operating loss before other expenses of $154,531 in the second quarter of 2001. There was a net income of $47,877 for the second quarter of 2002 versus a net loss before extraordinary gain of $165,570 for the same period in 2001. In general, the operating profit and net income increases are a result of increased professional service sales and improved sales margins during 2002.

Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001

Revenue

         IAI's revenues in the first six months of fiscal 2002 were $3,613,180, compared to $2,497,457 in the first six months of fiscal 2001, an increase of 44.7%. Professional services revenues were $3,357,474 versus $2,244,744, an increase of 49.6%, and product revenues were $255,706 versus $252,713, an increase of 1.2%.

Gross Margins

         Gross margins were $1,127,495, or 31.2% of sales, in the first six months of fiscal 2002 versus $538,400, or 21.6% of sales, in the first six months of fiscal 2001. Of the $1,127,495 in 2002, $1,084,102 was attributable to professional services and $43,393 was due to software sales. Gross margins as a percentage of sales were 32.3% for professional services and 17.0% for software sales for 2002, versus 26.2% for professional services and (20.0)% for software sales in 2001. The increase in professional services gross margin is a result of better margins on some of the Company's newer projects for 2002 that were not present during the same period for 2001. The increase in software sales gross margin was mainly attributable to sales of the Company's ICONS software tool for 2002, versus no ICONS sales for the same period of 2001.

Selling, General & Administrative

         SG&A was $948,890, or 26.3% of revenues, in the first half of 2002 versus $689,901, or 27.6% of revenues, in the first half of 2001, an increase in expenses of 37.5%. The increase is largely attributable to the additional services needed to support the increase in sales of professional services.

Profit

         The Company reported a net operating profit of $173,842 in the first half of 2002 compared to an operating loss before an extraordinary item of $175,107 in the first half of 2001. In general, the operating profit and net income increases are a result of increased professional service sales and improved sales margins during 2002.

Liquidity and Capital Resources

         Through the first six months of 2002, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at June 30, 2002 were $35,049 compared to $61,256 at June 30, 2001. As of June 30, 2002 the Company had an outstanding balance on its line of credit of $543,000.

         The Company is in default with its line of credit with First Virginia Bank as a result of the Company's failure to meet certain financial tests. However, a forbearance agreement between the Company and First Virginia Bank is in effect which effectively extends the line of credit of $800,000 to September 24, 2002. The Company is in negotiations with various organizations to obtain new financing.

         The Company believes that if revenue continues at current levels and the current line of credit is maintained, it will derive sufficient cash flow to continue to pay all essential expenses which are required to operate the business. Any material reduction in revenue could have a material adverse effect on the Company's operational capabilities. Current operations, however, are insufficient to provide the additional working capital that is necessary to repay approximately $400,000 of past due payables. The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2002. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

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

Information Analysis Incorporated
---------------------------------
(Registrant)

Date: August 12, 2002                   By: /S/ Sandor Rosenberg
      ---------------                       ---------------------
                                            Sandor Rosenberg, Chairman of the
                                            Board and President

                                        By: /S/ Richard S. DeRose
                                            ---------------------
                                            Richard S. DeRose, Executive Vice
                                            President, Treasurer, and Chief
                                            Financial Officer

       CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Information Analysis Incorporated.

Date: August 12, 2002                   By: /S/ Sandor Rosenberg
      ---------------                       ---------------------
                                            Sandor Rosenberg, Chairman of the
                                            Board and President

                                        By: /S/ Richard S. DeRose
                                            ----------------------
                                            Richard S. DeRose, Executive Vice
                                            President, Treasurer, and Chief
                                            Financial Officer