Form 10QSB
period 2002-09-30
INFORMATION ANALYSIS INC
filed 2002-11-14
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

Commission File No. 0-22405

INFORMATION ANALYSIS INCORPORATED
(Exact name of Registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11240 Waples Mill Road, Suite 400, Fairfax,VA	22030
(Address of principal executive offices)	(Zip Code)

(703) 383-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2002:

Common Stock, par value $0.01, 10,283,515 shares

Transitional small business disclosure format.  Yes  ☐  No  ☒ .

INFORMATION ANALYSIS INCORPORATED
FORM 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$104,747	$102,640
Accounts receivable, net	971,261	1,526,372
Prepaid expenses	56,340	22,255
Note receivable	75,000	75,000
Other receivables	52,238	22,203

Total current assets	1,259,586	1,748,470
Fixed assets, net	36,227	34,654
Capitalized software, net	166,893	292,065
Other receivables	11,865	31,865
Other assets	58,275	58,275

Total assets	$1,532,846	$2,165,329

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$402,100	$596,000
Accounts payable	636,572	1,024,717
Accrued payroll and related liabilities	258,397	294,489
Other accrued liabilities	97,973	175,158
Deferred revenue	76,680	157,882

Total current liabilities	1,471,722	2,248,246
Long-term liabilities:
Notes payable	125,001	125,001

Total liabilities	1,596,723	2,373,247

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at September 30, 2002 and December 31, 2001	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Retained earnings	(13,449,464)	(13,593,505)
Less treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	(63,877)	(207,918)

Total liabilities and stockholders’ equity	$1,532,846	$2,165,329

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended
	September 30,
	2002	2001
	Unaudited	Unaudited
Sales
Professional fees	$943,801	$1,456,079
Software sales	280,078	94,999

Total sales	1,223,879	1,551,078
Cost of sales
Cost of professional fees	705,299	983,769
Cost of software sales	134,034	101,989

Total cost of sales	839,333	1,085,758

Gross profit	384,546	465,320
Selling, general and administrative expenses	405,923	592,638

Income (loss) from operations	(21,377)	(127,318)
Other (expenses) income, net	(8,424)	1,267

Loss before provision for income taxes	(29,801)	(126,051)
Provision for income taxes	—	—

Net loss before extraordinary item	(29,801)	(126,051)
Extraordinary gain - settlement of debt with equity	—	107,883

Net loss	(29,801)	(18,168)

Earnings per common share:
Basic:
Net income (loss) before extraordinary Item	$0.00	$(0.01)
Extraordinary gain - settlement of debt with equity	0.00	0.01

Net income (loss)	$0.00	$0.00

Diluted:
Net income (loss) before extraordinary Item	$0.00	$(0.01)
Extraordinary gain - settlement of debt with equity	0.00	0.01

Net income (loss)	$0.00	$0.00

Weighted average common shares outstanding:
Basic	10,283,515	10,087,925
Diluted	10,283,515	10,087,925

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended
	September 30,
	2002	2001
	Unaudited	Unaudited
Sales
Professional fees	$4,301,275	$3,700,823
Software sales	535,784	347,712

Total sales	4,837,059	4,048,535
Cost of sales
Cost of professional fees	2,978,671	2,639,509
Cost of software sales	346,347	405,306

Total cost of sales	3,325,018	3,044,815

Gross profit	1,512,041	1,003,720
Selling, general and administrative expenses	1,354,813	1,282,539

Income (loss) from operations	157,228	(278,819)
Other expenses, net	(13,187)	(22,339)

Income (loss) before provision for income taxes	144,041	(301,158)
Provision for income taxes	—	—

Net income (loss) before extraordinary item	144,041	(301,158)
Extraordinary gain - settlement of debt with equity	—	228,478

Net income (loss)	144,041	(72,680)

Earnings per common share:
Basic:
Net Income (loss) before extraordinary Item	$0.01	$(0.03)
Extraordinary gain - settlement of debt with equity	0.00	0.02

Net income (loss)	$0.01	$(0.01)

Diluted:
Net Income (loss) before extraordinary Item	$0.01	$(0.03)
Extraordinary gain - settlement of debt with equity	0.00	0.02

Net income (loss)	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	10,283,515	9,865,056
Diluted	10,923,312	9,865,056

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2002	2001
	Unaudited	Unaudited
Net income (loss)	$144,041	$(72,680)
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	(228,478)
Depreciation	28,800	60,991
Amortization of capitalized software	125,172	157,763
Gain on sale of fixed assets	(3,710)	(9,353)
Changes in operating assets and liabilities
Accounts receivable	555,111	(299,773)
Other receivables and prepaid expenses	(44,120)	110,663
Accounts payable and accrued expenses	(501,422)	143,186
Deferred revenue	(81,202)	—

Net cash provided by operating activities	222,670	(137,681)

Cash flows from investing activities
Purchases of fixed assets	(30,373)	—
Proceeds from sale of fixed assets	3,710	9,364

Net cash (used) provided by investing activities	(26,663)	9,364
Cash flows from financing activities
Net (payments) borrowings under bank revolving line of credit	(193,900)	10,409
Net proceeds from issuance of notes payable	—	70,000

Net cash used by financing activities	(193,900)	80,409

Net increase (decrease) in cash and cash equivalents	2,107	(47,908)
Cash and cash equivalents at beginning of the period	102,640	42,881

Cash and cash equivalents at end of the period	$104,747	$(5,027)

Supplemental cash flow Information
Interest paid	$41,902	$37,566

Non-cash financing activity:
Issuance of common stock to settle debt	$—	$193,362

Non-cash operating activity:
Reduction of accounts payable through issuance of equity	$—	$421,840

The accompanying notes are an integral part of the consolidated financial statements

PART I

Item 1.    Financial Statements.

INFORMATION ANALYSIS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Item 2.     Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding the Company’s business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company’s 10-KSB for the fiscal year ended December 31, 2001 and in other filings with the Securities and Exchange Commission.

Net Income (Loss) Per Share

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Income Before Extraordinary Item	Extraordinary Item	Net Income	Shares	Per Share Amount

Basic net loss per common share for the three months ended September 30, 2002:
Income available to common stockholders	$(29,801)	—	$(29,801)	10,283,515	$0.00
Effect of dilutive stock options, warrants, and convertible notes	—	—	—	—	—
Diluted net loss per common share for the three months ended September 30, 2002:	$(29,801)	—	$29,801)	10,283,515	$0.00
Basic net loss per common share for the three months ended September 30, 2001:
Income available to common stockholders	$(126,051)	107,883	$(18,168)	10,087,925	$0.00
Effect of dilutive stock options, warrants, and convertible notes	—	—	—	—	—
Diluted net loss per common share for the three months ended September 30, 2001:	$(126,051)	107,883	$(18,168)	10,087,925	$0.00
Basic net income per common share for the nine months ended September 30, 2002:
Income available to common stockholders	$144,041	—	$144,041	10,283,515	$0.01
Effect of dilutive stock options	—	—	—	38,854	—
Effect of dilutive warrants	—	—	—	100,943	—
Effect of dilutive convertible notes	11,250	—	11,250	500,000	—
Diluted net income per common share for the nine months ended September 30, 2002:	$155,291	—	$155,291	10,923,312	$0.01
Basic net loss per common share for the nine months ended September 30, 2001:
Income available to common stockholders	$(301,158)	228,478	$(72,680)	9,865,056	$(0.01)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—	—	—
Diluted net loss per common share for the nine months ended September 30, 2001:	$(301,158)	228,478	$(72,680)	9,865,056	$(0.01)

Three Months Ended September 30, 2002 Versus Three Months Ended September 30, 2001

Revenue
IAI’s revenues in the third quarter of fiscal 2002 were $1,223,879, compared to $1,551,078 in the third quarter of fiscal 2001, a decrease of 21.1%. Professional services revenue was $943,801 versus $1,456,079, a decrease of 35.2%, and product revenue was $280,078 versus $94,999, an increase of 194.8%.

Gross Margins
Gross margin was $384,546, or 31.4% of sales, in the third quarter of fiscal 2002 versus $465,320, or 30.0% of sales, in the third quarter of fiscal 2001. Of the $384,546 in 2002, $238,502 was attributable to services and $146,044 was attributable to software sales. Gross margin, as a percentage of sales, was 25.3% for professional services and 52.1% for software sales for 2002. In the third quarter of 2001, the Company reported gross margins of approximately 32.4% for professional services and (7.4%) for software sales. The increase in software sales gross margin is mainly due to the handling of a software product support package contract in-house that was previously outsourced, and to sales of the Company’s ICONS software tool for the third quarter of 2002, versus no ICONS sales for the same period in 2001.

Selling, General and Administrative
Selling, general and administrative expenses (SG&A) were $405,923, or 33.2% of revenues, in the third quarter of 2002 versus $592,638, or 38.2% of revenues, in the third quarter of 2001, a decrease in expenses of 31.5%. The decrease is largely attributable to continuing cost control measures including elimination of unnecessary expenses and services.

Profits
The Company generated an operating loss before other expenses of $21,377 in the third quarter of 2002 compared to operating loss before other expenses of $127,318 in the third quarter of 2001. There was a net loss of $29,801 for the third quarter of 2002 versus a net loss before extraordinary gain of $126,051 for the same period in 2001. In general, the operating loss and net loss decreases are a result of cost containment measures and improved software sales margins during the third quarter of 2002.

Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30, 2001

Revenue
IAI’s revenues in the first nine months of fiscal 2002 were $4,837,059, compared to $4,048,535 in the first nine months of fiscal 2001, an increase of 19.5%. Professional services revenues were $4,301,275 versus $3,700,823, an increase of 16.2%, and product revenues were $535,784 versus $347,712, an increase of 54.1%.

Gross Margins
Gross margins were $1,512,041, or 31.3% of sales, in the first nine months of fiscal 2002 versus $1,003,720, or 24.8% of sales, in the first nine months of fiscal 2001. Of the $1,512,041 in 2002, $1,322,604 was attributable to professional services and $189,437 was due to software sales. Gross margins as a percentage of sales were 30.7% for professional services and 35.4% for software sales for 2002, versus 28.7% for professional services and (16.6)% for software sales in 2001. The increase in professional services gross margin is a result of better margins on some of the Company’s newer projects for 2002 that were not present during the same period for 2001. The increase in software sales gross margin was mainly attributable to sales of the Company’s ICONS software tool for 2002, versus no ICONS sales for the same period of 2001, and also due to due to the handling of a software product support package contract in-house that was previously outsourced.

Selling, General & Administrative
SG&A was $1,354,813, or 28.0% of revenues, in the first nine months of 2002 versus $1,282,539, or 31.7% of revenues, in the first nine months of 2001, an increase in expenses of 5.6%. The increase is largely attributable to the additional services needed to support the increase in sales of professional services.

Profit
The Company reported a net operating profit of $157,228 in the first nine months of 2002 compared to an operating loss before an extraordinary item of $278,819 in the first nine months of 2001. In general, the operating profit and net income increases are a result of increased professional services and software sales, and improved sales margins during 2002. The Company’s increased profits are also a result of its continuing cost containment efforts.

Liquidity and Capital Resources

Through the first nine months of 2002, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at September 30, 2002 were $104,747 compared to $102,640 at December 31, 2001. As of September 30, 2002 the Company had an outstanding balance on its line of credit of $402,100.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company’s failure to meet certain financial tests. However, First Virginia Bank has agreed to extend its forbearance agreement with the Company, which effectively decreases the line of credit to $700,000 and extends it to December 19, 2002. The Company is in negotiations with various organizations to obtain new financing.

The Company believes that if revenue continues at current levels and the current line of credit is maintained, it will derive sufficient cash flow to continue to pay all essential expenses which are required to operate the business. Any material reduction in revenue could have a material adverse effect on the Company’s operational capabilities. Current operations, however, are insufficient to provide the additional working capital that is necessary to repay approximately $350,000 of past due payables. The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2002 or 2003. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

The Company has no material commitments for capital expenditures.

Item 3.     Controls and procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 30, 2002, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date:	November 13, 2002	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board and President

		By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Annex A.     CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT
                    OF 2002

I, Sandor Rosenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Information Analysis Incorporated;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (asdefined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board and President

I, Richard S. DeRose, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Information Analysis Incorporated;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (asdefined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Annex B.	CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Information Analysis Incorporated, a Virginia corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Form 10-QSB for the quarter ended September 30, 2002, (the “Form 10-QSB”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 13, 2002	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board and President

Date:	November 13, 2002	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer