Form 10KSB
period 2002-12-31
INFORMATION ANALYSIS INC
filed 2003-04-08
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 0-22405

INFORMATION ANALYSIS INCORPORATED

(Name of small business issuer in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road, Suite 400, Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703) 383-3000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. $5,818,139

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2003. $1,131,418

State the number of shares of each of the issuer’s classes of common equity, as of March 21, 2003. 10,283,515 shares Common Stock, $0.01 par value

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

Information Analysis Incorporated	2002 Report on Form 10-KSB

Information Analysis Incorporated	2002 Report on Form 10-KSB

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

PART I

Item 1. Description of Business

Overview

Founded in 1979, Information Analysis Incorporated (“IAI” or “the Company”) is in the business of modernizing client information systems. Since its inception, IAI has performed software development and conversion projects for over 100 commercial and government clients including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Customs Service, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, IAI primarily applies its technology, services and experience to legacy software migration and modernization and to developing web-based solutions for agencies of the federal government.

The migration and modernization market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems. In the early 1990’s, many organizations tried to convert or re-engineer their mainframe legacy systems to PC client server environments. Many of these attempts failed because the technology for client servers lacked sufficient hardware performance and capacity. The available software languages and tools were also immature. By the mid 1990’s, organizations did establish mid-level server technology (UNIX) to off-load and decentralize some of their decision support or departmental systems, and they connected local area networks of PCs to provide better user interfaces. However, many large legacy systems remained in use because of the enormous cost to re-engineer these systems.

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

The web solutions market is the fastest growing segment of the computer consulting business as individuals, small companies, large companies, and governmental agencies rush to establish a presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building web-sites and typically have many short duration projects. More complex web applications generally require knowledge of clients’ back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. However, these types of applications will be more prominent in the future as the web is better understood and this will be the area that future expenditures will grow the most.

Information Analysis Incorporated	2002 Report on Form 10-KSB

The commercial and government sectors of the market can be quite different in their requirements on the Internet, as, generally, companies are interested in cataloging and selling items versus government agencies that wish to disseminate data to the citizenry. There is some overlap in common functionality when web applications are designed for procurement transactions or customer relations. What distinguishes the government requirements is that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Any company that wishes to develop governmental web applications must address the forms issue. Adobe FormFlow and Adobe ReachForm (previously known under the JetForm and Accellio brand names), the electronic forms products resold and supported by IAI, are the predominant forms software in the federal government.

Description of Business and Strategy

Since the mid-90’s IAI has migrated clients from older computer languages generally associated with legacy computer systems to more modern languages used with current-day computer system platforms. In fixing their legacy systems to comply with Y2K dates impacts, many organizations became aware of the evolving obsolescence of these systems and are now beginning to fund their modernization. In addition, as part of this modernization many organizations wish to extend these legacy systems to interface with Internet applications. The Company’s strategy has been to develop and/or acquire tools that will facilitate the modernization process and differentiate the Company’s offerings in the marketplace.

The Company has developed a series of workbench tools called ICONS. These tools, used in conjunction with IAI’s methodology, enhance a programmer’s ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL, and Unisys COBOL. ICONS will facilitate the Company’s ability to provide systems modernization services to companies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and internet platforms.

IAI has structured the company to address the wide range of requirements that it envisions the market will demand. The suite of ICONS tools give IAI, in its opinion, a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors. The diverse capabilities of IAI’s staff in mainframe technology and client server implementations help to assure that IAI staff can analyze the original systems properly to conduct accurate and thorough conversions.

IAI’s modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of IAI’s professional staff can perform both technical and business requirements analyses, and prepare general and detail design documentation, develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at client sites or at IAI’s premises, which has mainframe and client server facilities for the use of IAI’s personnel.

IAI’s strategy to exploit the conversion and modernization market is based on forming partnerships with large IT consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These firms have established relationships with these clients, who rely on their advice in selecting tools and services to modernize legacy systems. IAI has been successful in forming these partnerships with firms such as IBM, EDS, Northrup Grumman, Unisys, SI International, and Oracle. These partnerships have resulted in significant contracts in the past and are important in procuring future business for IAI.

In addition to gaining new business, IAI has focused on retaining and growing existing contracts. In 2002 IAI was successful in winning a five year extension on a U.S. Army Personnel contract as a subcontractor to SI International. The value of this contract is estimated to be about $5 million over the life of the contract. An additional amount of over $2 million in extension contract work was won to continue work at the U.S. Department of Agriculture, Veteran’s Affairs, FINCEN, and Immigration and Naturalization Service.

Information Analysis Incorporated	2002 Report on Form 10-KSB

The Company is also using the experience it has acquired as an Adobe FormFlow and ReachForm reseller to help secure engagements for web-based applications requiring forms. The Adobe products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms. The company has used this expertise to penetrate a number of federal government clients and build sophisticated web applications. IAI’s knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. The company has built a core group of professionals that can build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications through IAI’s relationship with Adobe products, the company has developed a cadre of professionals that can quickly and efficiently develop web applications. IAI will focus on federal government clients during 2003 and leverage the company’s outstanding reputation with federal clients to penetrate these agencies. IAI will be able to reference successful projects completed or in development for the Department of Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), Immigration and Naturalization Service (INS), General Services Administration (GSA), Army Reserve, and U.S. Air Force Logistics Command (AFLC).

Competition

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. The Company also faces competition from other companies which purport to substantially automate the process through software tools including Alydaar, Crystal Systems Solutions and Sapiens International. “Off the shelf” software for enterprise resource planning, such as SAP and Baan, provides an additional source of competition, although, to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of the Company’s competitors have greater name recognition than the Company, a larger, more established customer base, and significantly greater financial and market resources in comparison to the Company.

Patents and Proprietary Rights

The Company depends upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its methodologies, databases and software. The Company has not filed any patent applications covering its methodologies and software. The Company distributes ICONS under agreements that grant customers non-exclusive licenses and contain terms and conditions restricting the disclosure and use of the Company’s databases or software and prohibiting the unauthorized reproduction or transfer of its products. In addition, IAI attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants.

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

Backlog

As of December 31, 2002, the Company estimated its backlog at approximately $3.2 million. Of the entire backlog, the Company believes approximately 95% will be completed by December 31, 2003. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Information Analysis Incorporated	2002 Report on Form 10-KSB

Employees

As of December 31, 2002, the Company employed 32 full-time and 8 part-time individuals. In addition, the Company maintained independent contractor relationships with 20 individuals for computer services. Approximately 80% of the Company’s professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Item 2. Description of Property

The Company’s offices are located at 11240 Waples Mill Road, Suite 400, Fairfax, VA 22030. IAI holds a lease for 12,345 square feet. This lease expires on February 29, 2004.

Item 3. Legal Proceedings

The Company is not aware of any legal proceedings against it at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of fiscal 2002 to a vote of security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:

	Fiscal Year Ended December 31, 2002				Fiscal Year Ended December 31, 2001
	Quarter Ended:				Quarter Ended:
	3/31/02	6/30/02	9/30/02	12/31/02	3/31/01	6/30/01	9/30/01	12/31/01
High	$0.65	$0.56	$0.45	$0.30	$0.30	$0.74	$0.41	$0.59
Low	$0.36	$0.35	$0.14	$0.08	$0.09	$0.20	$0.12	$0.13

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2002, the Company had 124 stockholders of record. The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities:

During the quarter ending December 31, 2001, the Company issued 102,500 shares of common stock to two trade creditors, and the Company issued warrants, expiring 5 years from the date of issuance, for 35,636 shares of common stock at $0.01 per share, to one trade creditor, to satisfy their claims in the aggregate amount of $125,726. The Company relied upon section 4(2) in issuing these notes without registration under the Securities Act of 1933.

During September and October, 2001, the Company issued to six accredited investors a total of $125,000 of three year, 12% convertible notes, having a conversion price of $0.25 per share. $80,000 of these notes were sold to Officers and Directors of the Company. No commissions were paid in connection with the issuance of these notes. The Company relied upon section 4(2) in issuing these notes without registration under the Securities Act of 1933.

Information Analysis Incorporated	2002 Report on Form 10-KSB

During the quarter ending September 30, 2001, the Company issued 222,448 shares of common stock to three trade creditors, and the Company issued warrants, expiring 5 years from the date of issuance, for 12,000 shares of common stock at $0.01 per share, to one trade creditor, to satisfy their claims in the aggregate amount of $187,558. The Company relied upon section 4(2) in issuing these notes without registration under the Securities Act of 1933.

During the quarter ending June 30, 2001, the Company issued 257,094 shares of common stock to certain trade creditors to satisfy their claims in the aggregate amount of $205,725. The Company relied upon section 4(2) in issuing these notes without registration under the Securities Act of 1933.

Item 6. Manage ment’s Discussion and Analysis or Plan of Operation

Overview

During 2002 IAI sales and marketing organizations were focused to capitalize on its services and tools to address the legacy modernization and conversion market. Additional resources were added to support Web-based solutions and staff augmentation.

In 2002 IAI had net income from operations of $11,789. The Company’s expenses related to sales, marketing, and administrative infrastructure were reduced. As we continue to build backlog, we believe the Company’s economic prospects will improve.

Results of Operations

The following table sets forth, for the periods indicated, selected information from the Company’s Consolidated Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2002	December 31, 2001
Revenue	100.0%	100.0%
Cost of Goods Sold	69.4%	75.3%

Gross Profit	30.6%	24.7%
Operating Expenses
Selling, general and administrative	30.0%	27.6%

Income (loss) from operations	0.6%	(2.9)%
Other (expense) income	(0.4)%	(0.5)%

Income (loss) before income taxes	0.2%	(3.4)%

Income (loss) before extraordinary gain	0.2%	(3.4)%
Extraordinary gain	0.0%	5.0%

Net income	0.2%	1.6%

2002 Compared to 2001

Revenue. Revenue for the 2002 fiscal year decreased $0.3 million, or 4.4%, to $5.8 million from $6.1 million in fiscal year 2001. Revenue from professional services decreased $0.4 million, or 7.5%, to $5.2 million in fiscal year 2002 from $5.6 million in fiscal year 2001. Revenue from software sales increased $0.1 million, or 31.2%, to $0.6 million in 2002 from $0.5 million in fiscal year 2001.

Information Analysis Incorporated	2002 Report on Form 10-KSB

Gross Profit. Gross profit was $1.8 million in fiscal 2002 versus $1.5 million in 2001, or 30.6% of revenue in 2002 compared to 24.7% of revenue in 2001. Professional services gross margin was 30.1% of revenue in 2002, compared to 27.8% in 2001. The increase in professional services gross margin was primarily attributable to higher margins on contracts that started in 2002 or late 2001 compared to the contracts that terminated during the same time period. Software sales gross margin was 34.5% of revenue in 2002, up from (12.0%) in 2001. The increase in software sales gross margin was primarily due to sales of the Company’s ICONS software tools versus no sales in 2001 of this product line. The capitalized cost of ICONS was amortized on a straight line basis against no discernable revenue in fiscal year 2001, so each dollar of direct sales of ICONS in 2002 contributed to higher gross margins against this straight line amortization. Management reclassified $0.1 million from cost of software sales to cost of professional services for the 2001 fiscal year. The gross margins discussed are after reclassification.

Selling, General and Administrative (SG&A). Fiscal 2002 SG&A expense increased 3.7% to $1.74 million, or 30.0% of revenue, from $1.68 million, or 27.6% of revenue in 2001. The increase in SG&A is due to higher accounting expenses, severance for terminated employees, and carrying selected billable employees on overhead projects between contracts. SG&A expenses are constantly monitored, and management is continuing to explore ways to reduce SG&A costs.

Liquidity and Capital Resources

The proceeds from the Company’s operating activities in 2002, when combined with its beginning cash and cash equivalents balance, were sufficient to provide financing for the Company’s operations and to reduce borrowings by $193,000. For fiscal year 2002, net cash used by operating, investing and financing activities was $22,138, which when subtracted from a beginning balance of $102,640 yields cash and cash equivalents of $80,502 at year end.

The Company’s line of credit of $1,000,000 with First Virginia Bank expired on June 19, 1999. First Virginia Bank has executed forbearance agreements with the Company, which effectively extends a line of credit of $625,000 until April 16, 2003. The Company expects that the forbearance on the line of credit will be extended.

The Company is in negotiations with various organizations to obtain a new line of credit. The current line of credit, or a similar new credit facility, when coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company’s operating cash requirements. The Company, however, may periodically be required to delay timely payments of its accounts payable.

The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2003. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

Item 7. Financial Statements and Supplementary Data

See Consolidated Financial Statements included herein beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Information Analysis Incorporated	2002 Report on Form 10-KSB

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

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

Sandor Rosenberg, 56, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Rosenberg holds a BS degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Richard S. DeRose, 64, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO of DHD, Inc. and was a founder of the company. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a BS degree in Science from the US Naval Academy and an MS degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Stanley A. Reese, 46, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 17 years experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a BA in History from George Mason University.

Charles A. May, Jr., 65, is a consultant focusing on national security and defense conversion issues. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters, US Air Force, Washington, D.C. He is a graduate of the US Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College and has completed the University of Pittsburgh’s Management Program for Executives.

Bonnie K. Wachtel, 47, has served as vice president and general counsel of Wachtel & Co., Inc., a Washington, D.C.-based brokerage and investment banking firm, since 1984. Ms. Wachtel holds BA and MBA degrees from the University of Chicago and a JD from the University of Virginia. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; and VSE Corporation, a provider of technical services to the federal government.

James D. Wester, 64, has been a computer services marketing consultant for more than 15 years. Since 1984, he has been president of Results, Inc., a computer services marketing firm. Mr. Wester holds a BME degree from Auburn University and an MBA from George Washington University.

There are no family relationships between any directors or executive officers of IAI.

Information Analysis Incorporated	2002 Report on Form 10-KSB

Significant Employees

Matthew T. Sands, 32, joined the Company as Controller in April 2002. He is a Certified Public Accountant, and has worked in the fields of accounting and finance since 1994. He holds a BS degree in Accounting with a second major in finance from University of Delaware.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “Commission”) and any national securities exchange on which the Company’s securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the following executive officers, Directors and 10% beneficial owners failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act:

Name	Year	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failure To File a Form
Sandor Rosenberg	2001	1	1 – Convertible Note Purchase
James D. Wester	2001	2	2 – Convertible Note & Stock Purchases
Charles A. May, Jr.	2001	1	1 – Convertible Note Purchase

Item 10. Executive Compensation

The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2002 (collectively “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#)
Sandor Rosenberg	2002	$125,000	—	—
Chairman of the Board and	2001	$85,165	—	—
Chief Executive Officer	2000	$76,904	—	—
Richard S. DeRose	2002	$125,000	—	—
Executive Vice President	2001	$87,017	—	—
and Chief Financial Officer	2000	$75,000	—	50,000
Stanley A. Reese	2002	$125,000	—	—
Senior Vice President and	2001	$82,742	—	50,000
Chief Operating Officer	2000	$75,000	—	—

No Named Executive Officer has received any perquisite or benefit, securities, or property that exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

No options were granted during 2002 to executive officers.

The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the Named Executive Officers. The value of unexercised in-the-money options at December 31,

Information Analysis Incorporated	2002 Report on Form 10-KSB

2002 equals the market value of the underlying common stock at December 31, 2002 minus the option exercise price. The fair market value of the Company’s common stock at December 31, 2002 was $0.12.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2002		Value of Unexercised In-the-Money Options at 12/31/2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard S. DeRose	—	$—	167,900	—	$—	$—
Stanley A. Reese	—	$—	178,750	—	$—	$—

Directors of the Company who are not executive officers of the Company receive a stipend of $500 per quarter plus reimbursement of reasonable expenses incurred in attending meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 21, 2003, the number of shares and percentage of the Company’s Common Stock owned by all persons known by the Company to own beneficially more than 5% of the Company’s Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. This information has been obtained in part from such persons and in part from the Company’s records. Each person has sole voting and investment power with respect to the shares indicated except for shares which may be acquired upon exercise of options and as otherwise noted.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED (2)		% OF CLASS
Sandor Rosenberg, Chairman, CEO, and Director	1,832,800	(3)	17.7%
Richard S. DeRose, Executive Vice President	365,900	(4)	3.5%
Stanley A. Reese, Senior Vice President	200,750	(5)	1.9%
Charles A. May, Jr., Director	56,000	(6)	*
Bonnie K. Wachtel, Director	222,800	(7,8)	2.1%
James D. Wester, Director	419,355	(9)	4.0%
Kenneth Parsons	712,500	(10)	6.5%
Traditions LP	1,500,000	(11)	13.9%

All directors and executive officers as a group	3,097,605	(12)	27.7%
*	less than 1%
(1)	The address of all beneficial holders is care of the Company, except Ms. Wachtel, whose address of record is 1101 14th St. NW, Washington, DC 20001.
(2)	All shares are held outright by the individuals listed. References to options and conversion privileges include all options and conversion privileges exercisable within 60 days of March 21, 2003.
(3)	Includes conversion privilege of 80,000 shares.
(4)	Includes options on 167,900 shares.
(5)	Includes options on 178,750 shares.
(6)	Includes options on 16,000 shares and conversion privilege of 40,000 shares.
(7)	Includes options on 13,000 shares and conversion privilege of 100,000 shares.
(8)	Conversion privilege owned and controlled by Wachtel & Co., Inc. Ms. Wachtel disclaims control over and therefore beneficial ownership of conversion privilege.
(9)	Includes options for 190,000 shares and conversion privilege of 100,000 shares.
(10)	Includes options on 712,500 shares.
(11)	Includes warrants on 500,000 shares.
(12)	Includes options on 565,650 shares and conversion privilege of 320,000 shares.

Information Analysis Incorporated	2002 Report on Form 10-KSB

Securities authorized for Issuance under Equity Compensation Plans

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,624,050	$0.95	440,600
Equity compensation plans not approved by security holders		$—
Total	1,624,050	$0.95	440,600

Item 12. Ce rtain Relationships and Related Transactions

None.

Item 13. Exhibits a nd Reports on Form 8-K

(a)(1)	Financial Statements;
	Independent Auditors’ Report	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Stockholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6 - F-18

(a)(2)	Exhibits:
See Exhibit Index on page 15

(b)	No reports were filed on Form 8-K during the last quarter of 2002.

Item 14. Contro ls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days of this report, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Information Analysis Incorporated	2002 Report on Form 10-KSB

Si gnatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED

By:	/s/ SANDOR ROSENBERG
Sandor Rosenberg, President
April 4, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SANDOR ROSENBERG Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	April 4, 2003

/s/ CHARLES A. MAY, Jr. Charles A. May	Director	April 4, 2003

/s/ BONNIE K. WACHTEL Bonnie K. Wachtel	Director	April 4, 2003

/s/ JAMES D. WESTER James D. Wester	Director	April 4, 2003

/s/ RICHARD S. DEROSE Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	April 4, 2003

/s/ MATTHEW T. SANDS Matthew T. Sands	Controller	April 4, 2003

Information Analysis Incorporated	2002 Report on Form 10-KSB

CERTIFICA TIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sandor Rosenberg, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Information Analysis Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	By:	/s/ SANDOR ROSENBERG
Sandor Rosenberg, Chairman of the Board,
Chief Executive Officer and President

A signed original of this written statement required by Section 302 has been provided to Information Analysis Incorporated and will be retained by Information Analysis Incorporated and furnished to the Securities and Exchange Commission or its staff upon request

Information Analysis Incorporated	2002 Report on Form 10-KSB

I, Richard S. DeRose, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Information Analysis Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	By:	/s/ RICHARD S. DEROSE
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to Information Analysis Incorporated and will be retained by Information Analysis Incorporated and furnished to the Securities and Exchange Commission or its staff upon request

Information Analysis Incorporated	2002 Report on Form 10-KSB

E xhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

4.2	Form of Warrant issued in December 1999 and January 2000	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.3	Common Stock and Warrant Purchase Agreement dated December 1999	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.4	Form of 12% 3 year convertible note	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

4.5	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1986 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on December 20, 1988

10.4	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.5	Line of Credit Agreement with First Virginia Bank	Incorporated by reference the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1995 and filed April 15, 1996 (Commission File No. 33-9390).

Information Analysis Incorporated	2002 Report on Form 10-KSB

10.6	Warrant Agreement between James D. Wester, a director, and the Company dated February 24, 1993, expiring February 24, 2003	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.7	Office lease for 19,357 square feet at 3877 Fairfax Ridge Road, Fairfax, Virginia	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending March 31, 1998 and filed on May 15, 1998.

10.8	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed on May 11, 2001

21.1	List of Subsidiaries.	Filed with this Form 10-KSB, page 17

23.1	Consent of independent auditors, Rubino & McGeehin, Chartered	Filed with this Form 10-KSB, page 18

99.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 19

99.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 20

Information Analysis Incorporated	2002 Report on Form 10-KSB

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 2002, and their consolidated results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming Information Analysis Incorporated and subsidiaries will continue as a going concern. As discussed in Note 16, the Company has suffered recurring losses from operations and has cash flows problems and financing requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/    Rubino & McGeehin, Chartered

February 14, 2003

Bethesda, MD

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$80,502
Accounts receivable, net of allowance of $463,026	824,319
Prepaid expenses	28,819
Other receivables	16,700

Total current assets	950,340
Fixed assets, net of accumulated depreciation and amortization of $2,186,220	42,810
Capitalized software, net of accumulated amortization of $618,079	146,031
Note receivable	85,000
Investments	6,000
Other assets	51,275

Total assets	$1,281,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving line of credit	$403,000
Accounts payable	474,101
Accrued payroll and related liabilities	215,572
Other accrued liabilities	127,794
Deferred revenue	138,117

Total current liabilities	1,358,584
Long-term liabilities
Notes payable	125,001

Total liabilities	1,483,585

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,788,126 shares issued, 10,283,515 shares outstanding	117,881
Additional paid-in capital	14,122,019
Accumulated deficit	(13,581,716)
Accumulated other comprehensive income	(6,000)
Treasury stock, 1,504,611 shares, at cost	(854,313)

Total stockholders’ equity (deficit)	(202,129)

Total liabilities and stockholders’ equity	$1,281,456

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2002	2001
Sales
Professional fees	$5,188,769	$5,606,815
Software sales	629,370	479,659

Total sales	5,818,139	6,086,474

Cost of sales
Cost of professional fees	3,627,914	4,046,768
Cost of software sales	412,293	537,163

Total cost of sales	4,040,207	4,583,931

Gross profit	1,777,932	1,502,543
Selling, general and administrative expenses	1,743,090	1,681,479

Income (loss) from operations	34,842	(178,936)
Other expenses	(23,053)	(31,031)

Income (loss) before provision for income taxes and extraordinary item	11,789	(209,967)
Provision for income taxes	—	—

Net income (loss) before extraordinary item	11,789	(209,967)
Extraordinary gain-settlement of debt with equity	—	306,920

Net income	$11,789	$96,953

Earnings per common share – basic
Net income (loss) before extraordinary item	$0.00	$(0.02)
Extraordinary gain	—	0.03

Net income	$0.00	$0.01

Earnings per common share – diluted
Net income (loss) before extraordinary item	$0.00	$(0.02)
Extraordinary gain	—	0.03

Net income	$0.00	$0.01

Weighted average common shares outstanding
Basic	10,283,515	9,970,133

Diluted	10,921,659	9,970,133

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balances, December 31, 2000	11,206,084	$112,061	$13,915,702	$(13,690,458)	$—	$(854,313)	$(517,008)
Stock issued as settlement of debt	582,042	5,820	206,317	—	—	—	212,137
Net Income	—	—	—	96,953	—	—	96,953

Balances, December 31, 2001	11,788,126	117,881	14,122,019	(13,593,505)	—	(854,313)	(207,918)
Unrealized loss on available-for-sale securities	—	—	—	—	(6,000)	—	(6,000)
Net Income	—	—	—	11,789	—	—	11,789

Comprehensive income	—	—	—	—	—	—	5,789

Balances, December 31, 2002	11,788,126	$117,881	$14,122,019	$(13,581,716)	$(6,000)	$(854,313)	$(202,129)

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$11,789	$96,953
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Extraordinary gain	—	(306,920)
Depreciation and amortization	33,786	73,822
Amortization of capitalized software	146,034	199,487
Gain on sale of fixed assets	(3,564)	(9,537)
Unrealized loss on available-for-sale securities	(6,000)	—
Changes in operating assets and liabilities
Accounts receivable	702,053	(452,431)
Other receivables and prepaid expenses	21,804	99,494
Accounts payable and accrued expenses	(676,897)	74,683
Deferred revenue	(19,765)	157,882

Net cash provided (used) by operating activities	209,240	(66,567)

Cash flows from investing activities:
Acquisition of furniture and equipment	(42,088)	(5,630)
Proceeds from sale of fixed assets	3,710	9,547

Net cash (used) provided by investing activities	(38,378)	3,917

Cash flows from financing activities:
Net payments under line of credit	(193,000)	(2,591)
Net proceeds received from notes payable	—	125,000

Net cash (used) provided by financing activities	(193,000)	122,409

Net (decrease) increase in cash and cash equivalents	(22,138)	59,759
Cash and cash equivalents, beginning of the year	102,640	42,881

Cash and cash equivalents, end of the year	$80,502	$102,640

Supplemental cash flow information
Interest paid	$48,827	$48,219

Non-cash financing activity
Issuance of common stock to settle debt	$—	$212,137

Non-cash operating activity
Reduction of accounts payable through issuance of equity	$—	$519,057

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2002 Report on Form 10-KSB

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Allied Health & Information Systems, Inc. (AHISI). Upon consolidation, all material intercompany accounts, transactions and profits are eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company provides services under various pricing arrangements. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from firm-fixed-price contracts is recognized on the percentage-of-completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management’s estimate of total contract costs. Revenue from time and material contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Contract losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue from software sales is recognized upon delivery, when collection of the receivable is probable. Maintenance revenue is recognized ratably over the maintenance period.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company adopted Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in 1998, and concluded that it operates in one business segment, providing products and services to modernize client information systems.

Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Audits by DCAA were completed through the year ended December 31, 1997. No amounts were changed as a result of the audits. Management is of the opinion that any disallowance of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company’s financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

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

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies (continued)

Software Development Costs

The Company has capitalized costs related to the development of the ICONS software product. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed and recognized for the product when available for general release to customers based on the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or, (b) the straight-line method over the economic life of the product. Capitalized costs and amortization periods are management’s estimates and may have to be modified due to inherent technological changes in software development.

Stock-Based Compensation

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s annual financial statements disclose the required pro forma information as if the fair value method prescribed by Financial Accounting Standards Board’s Statement No. 123, “Accounting for Stock-Based Compensation,” had been adopted.

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options, warrants and convertible notes are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss before extraordinary item, in which case the inclusion of such equity instruments would be antidilutive.

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies (continued)

Fair Market Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, notes receivable, accounts payable, and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Fair Market Value of Available-for-Sale Securities

The Company maintains investments in certain available-for-sale securities as defined in Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The investments are reported at estimated fair market value, with unrealized gains and losses excluded from earnings and reported separately as other comprehensive income. Where available-for-sale securities are not traded on a public exchange, the fair market value is determined by consulting with professional investment managers who are familiar the individual securities.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.     Receivables

Accounts receivable at December 31, 2002, consist of the following:

Billed-federal government	$1,231,585
Billed-commercial and other	20,128

Total billed	1,251,713
Unbilled	35,632
Less: allowance for doubtful accounts	(463,026)

Accounts receivable, net	$824,319

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Receivables (continued)

At December 31, 2002, there are notes receivable from a customer in the amounts of $75,000 and $10,000. The $75,000 note is collateralized by a third party’s holdings of 500,000 shares of the Company’s stock. The notes bear interest of 7% and are due June 30, 2003.

3.     Fixed Assets

A summary of fixed assets and equipment at December 31, 2002, consist of the following:

Furniture and equipment	$301,373
Leasehold improvements and other	206,834
Computer equipment and software	1,720,823

Subtotal	2,229,030
Less: accumulated depreciation and amortization	(2,186,220)

Total	$42,810

Depreciation expense for the years ended December 31, 2002 and 2001 was $33,786 and $73,822 respectively.

4.     Software Development Costs

Software development costs as of December 31, 2002, consist of the following:

Cumulative costs incurred	$764,110
Accumulated amortization	(618,079)

Net software development costs	$146,031

Amortization expense for the years ended December 31, 2002 and 2001 was $146,034 and $199,487, respectively.

At December 31, 2002, capitalized software development cost is for the ICONS software tool. All costs related to other products have been fully amortized or written off.

The amortization period of the ICONS software product was extended from thirty-six to forty-eight months effective October 1, 2002 based on management’s projected cash flows from this product.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Investments

Investments at December 31, 2002, consist of the following:

Available-for-sale securities	$12,000
Less: unrealized loss on available-for-sale securities	(6,000)

Total investments	$6,000

6.     Other Accrued Liabilities

Other accrued liabilities at December 31, 2002, consist of the following:

Interest payable	$3,750
Commissions payable	68,656
Accrued payables	55,388

Total other accrued liabilities	$127,794

7.     Revolving Line of Credit

At December 31, 2002, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $1,000,000. The bank has executed a forbearance agreement with the Company for demand or short-term borrowings up to $625,000, which effectively extends the line of credit until April 16, 2003. Draws against this line are limited by varying percentages of the Company’s accounts receivable balances depending on the source of the receivables and their age. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank’s prime rate plus 2.5%, with a floor of 7.25% (7.25% at December 31, 2002). The lender has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. The revolving line of credit, among other covenants, requires the Company to comply with certain financial ratios. The Company was not in compliance with any of the financial ratios at December 31, 2002, when there was an outstanding balance of $403,000 on the line.

The Company is in negotiations with various organizations to obtain a new line of credit. The current line of credit, coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company’s operating cash requirements. The Company, however, may be required from time to time to delay timely payments of its accounts payable. The Company cannot be certain that there will not be a need for additional working capital in the near future. It is uncertain whether the Company will be able to obtain such additional working capital.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Operating Leases

The Company leases facilities and equipment under long-term operating lease agreements. Rent expense was $132,756 and $141,936 for the years ended December 31, 2002 and 2001, net of sublease income of $247,701 and $288,398, respectively. The future minimum rental payments to be made under long-term operating leases principally for facilities are as follows:

Year ending December 31, 2003	$356,800
2004	81,600

Total minimum rent payments	$438,400

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect increases in the consumer price index and the Company’s proportionate share of real estate tax increases on the leased property. The leases are secured by security deposits in the amount of $48,275.

The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2002, is $216,000 of which $165,400 is for 2003 and $50,600 is for 2004.

9.	Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2002, are as follows:

Deferred tax assets:
Net operating loss carry forward	$6,311,700
Accrued vacation	39,700
Allowance for bad debts	176,000
Intangibles	38,600
Fixed assets	52,000
Other	2,000

Subtotal	6,620,000
Valuation allowance	(6,620,000)

Total	$—

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes (continued)

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2002	2001
Income before taxes, including extraordinary item for 2001	$11,789	$96,953

Income taxes on above amount at federal statutory rate	1,800	23,200
State income taxes, net of federal benefit	700	4,900
Decrease in valuation allowance	(13,700)	(29,600)
Effect of change in estimates and non-deductible items	11,200	1,500

Provision for income taxes	$—	$—

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

The Company has net operating loss carryforwards of approximately $16.6 million, which expire, if unused, in the year 2020. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryover.

10.	Major Customers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for greater than 99% of the Company’s 2002 revenues and for 98% of the 2001 revenues. The Company’s subcontracts with three prime contractors accounted for 38% of the Company’s 2002 revenue.

11.	Retirement Plans

The Company adopted a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code, on January 1, 1988. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to 15% of their salary reduced and contributed to the plan. The Company is required to make a matching contribution of 25% of the first 6% of this salary reduction. The Company can also make additional contributions at its discretion. Expenses for the year ended December 31, 2002 were $17,291. There was no expense under the plan for the year ended December 31, 2001. Payments for a small portion of 2002 and for all of 2001 were paid from the Company’s forfeiture account, which offset some 2002 matching expenses and all of the 2001 matching expenses.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants

The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2002 was twelve months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings would have been:

		2002	2001
Net income (loss)	As reported	$11,789	$96,953
	Pro forma	$(253)	$71,958
Net income (loss)	As reported	$0.00	$0.01
per share	Pro forma	$0.00	$0.01

The fair value of the options granted in 2002 and 2001 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

	2002	2001
Dividend yield	None	None
Risk-free interest rate	1.80%	4.59%
Expected volatility	145.7%	163.7%
Expected term of options	3 years	3 years

The effects on 2002 and 2001 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 2002 and 2001, was $0.25 and $0.18, respectively.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
Less than $1.00	1,454,150	$0.41	4.3 years	1,409,900	$0.41
$1.00 and more	169,900	$5.58	4.4 years	169,900	$5.58

Total	1,624,050	$0.95	4.3 years	1,579,800	$0.97

Unexercisable options are as follows: 7,000 options at $0.42 per share; 22,000 options at $0.30 per share; 1,000 options at $0.29 per share; 750 options at $0.21 per share; 2,000 options at $0.15 per share; 11,500 options at $0.09 per share. Transactions involving the plan were as follows:

	December 31,
	2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	1,651,950	$0.98	1,455,950	$1.14
Granted	63,500	0.31	239,000	0.21
Exercised	0		0
Canceled	(91,400)	1.11	(43,000)	2.07

Outstanding, end of year	1,624,050	$0.95	1,651,950	$0.98

The Board of Directors has also granted warrants to directors, employees and others. No warrants were issued in 2002, and no warrants were issued to directors or employees in 2001. In 2001, the Company issued 47,636 warrants to certain creditors in satisfaction of their claims totaling $38,109. There were no warrants exercised in 2002 or 2001. As of December 31, 2002, outstanding warrants are 1,707,975 of which 1,633,000 expire within 3 years and 74,975 expire thereafter. The purchase price for shares issued upon exercise of these warrants range from $0.01 to $6.42 per share. These warrants are exercisable immediately.

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Convertible Notes Payable

During 2001, the Company issued to accredited investors $125,000 of 3-year 12% convertible notes, having a conversion price of $0.25 per share. Notes totaling $80,000 were issued to stockholders, officers and directors.

14.	Extraordinary Gain

During 2001, the Company issued 582,042 shares of stock and 47,636 warrants to certain creditors in satisfaction of claims totaling $519,057. The stock was recorded at its market value based upon quoted trade prices, and the transactions resulted in an extraordinary gain of $306,920. There were no such transactions in 2002.

15.	Computation Of Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Income Before Extraordinary Item	Extraordinary Item	Net Income	Shares	Per Share Amount
Basic net income per common share for the year ended December 31, 2002:
Income available to common stockholders	$11,789	—	$11,789	10,283,515	$0.00
Effect of dilutive stock options				43,633	—
Effect of dilutive warrants				94,511	—
Effect of dilutive convertible notes	15,000	—	15,000	500,000	—
Diluted net income per common share for the year ended December 31, 2002:	$26,789	—	$26,789	10,921,659	$0.00

Basic net income per common share for the year ended December 31, 2001:
Income available to common stockholders	$(209,967)	306,920	$96,953	9,970,133	$0.01
Effect of dilutive stock options and warrants				—	—
Diluted net income per common share for the year ended December 31, 2001:	$(209,967)	306,920	$96,953	9,970,133	$0.01

Information Analysis Incorporated	2002 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Going Concern Evaluation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized approximately $12,000 in net income for the year ended December 31, 2002, but incurred a loss of approximately $210,000 before extraordinary items for the year ended December 31, 2001. The net income in 2002 and the extraordinary gains in 2001 contributed to improved cash flow and financial position. The Company, however, remains in violation of loan covenants with its bank and has negotiated a forbearance agreement through April 16, 2003 (see Note 7).

A breach of any of the terms and conditions of the forbearance agreement, or subsequent breaches of the financial covenants under the credit facility, could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable. Based upon current projections, management does not believe the Company will comply with the existing financial covenants unless they are modified. If the forbearance agreement is not extended after April 16, 2003, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. Management expects that the forbearance agreement will be extended under its existing terms.

Management is seeking alternative financing and capital sources to replace the existing credit facility. The Company’s ability to continue operations, however, is contingent upon obtaining new financing and capital, sustaining its return to profitable operations, improving its gross margins, and continuing to reduce overhead and general administrative costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.