Form 10QSB
period 2003-03-31
INFORMATION ANALYSIS INC
filed 2003-05-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark	One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number             0-22405

INFORMATION ANALYSIS INCORPORATED

(Exact name of small business issuer as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporationor or organization)	(IRS Employer Identification No.)

11240 Waples Mill Road, Suite 400, Fairfax, VA 22030

(Address of principal executive offices)

(703) 383-3000

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,283,515 shares as of May 7, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 Unaudited	December 31, 2002 Audited
ASSETS
Current assets:
Cash and cash equivalents	$62,902	$80,502
Accounts receivable, net	640,004	824,319
Prepaid expenses	33,959	28,819
Other receivables	15,374	16,700

Total current assets	752,239	950,340

Fixed assets, net	38,365	42,810

Capitalized software, net	125,169	146,031
Notes receivable	85,000	85,000
Investments	6,000	6,000
Other assets	36,916	51,275

Total assets	$1,043,689	$1,281,456

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$323,000	$403,000
Accounts payable	432,633	474,101
Accrued payroll and related liabilities	235,103	215,572
Other accrued liabilities	163,081	127,794
Deferred revenue	157,806	138,117

Total current liabilities	1,311,623	1,358,584
Long-term liabilities:
Notes payable	125,001	125,001

Total liabilities	1,436,624	1,483,585

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at March 31, 2003 and December 31, 2002	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Retained earnings	(13,772,522)	(13,581,716)
Other comprehensive income	(6,000)	(6,000)
Less treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	(392,935)	(202,129)

Total liabilities and stockholders’ equity	$1,043,689	$1,281,456

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2003	2002
	Unaudited	Unaudited
Sales
Professional fees	$826,395	$1,839,381
Software sales	93,490	121,182

Total sales	919,885	1,960,563

Cost of sales
Cost of professional fees	621,877	1,240,944
Cost of software sales	83,988	115,608

Total cost of sales	705,865	1,356,552

Gross profit	214,020	604,011

Selling, general and administrative expenses	400,817	471,183

(Loss) income from operations	(186,797)	132,828

Other expenses, net	(4,009)	(6,863)

(Loss) income before provision for income taxes	(190,806)	125,965

Provision for income taxes	—	—

Net (loss) income	$(190,806)	$125,965

Earnings per common share:
Basic:
Net (loss) income	($0.02)	$0.01

Diluted:
Net (loss) income	($0.02)	$0.01

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	10,283,515	11,107,596

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2003	2002
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(190,806)	$125,965
Adjustments to reconcile net (loss) income tonet cash provided (used) by operating activities:
Depreciation and amortization	5,004	10,901
Amortization of capitalized software	20,862	41,724
Gain on sale of fixed assets	—	(1,125)
Changes in operating assets and liabilities
Accounts receivable	184,315	(65,024)
Other receivables and prepaid expenses	10,545	(53,670)
Accounts payable and accrued expenses	13,350	(148,267)
Deferred revenue	19,689	(18,208)

Net cash provided (used) by operating activities	62,959	(107,704)

Cash flows from investing activities:
Purchases of fixed assets	(559)	(18,901)
Proceeds from sale of fixed assets	—	1,125

Net cash used by investing activities	(559)	(17,776)

Cash flows from financing activities:
Net (payments) borrowings under revolving line of credit	(80,000)	204,000

Net cash (used) provided by financing activities	(80,000)	204,000

Net increase (decrease) in cash and cash equivalents	(17,600)	78,520

Cash and cash equivalents at beginning of the period	80,502	102,640

Cash and cash equivalents at end of the period	$62,902	$181,160

Supplemental cash flow Information
Interest paid	$14,396	$11,458

The accompanying notes are an integral part of the consolidated financial statements

PART I

Item 1. Financial Statements.

INFORMATION ANALYSIS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding the Company’s business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company’s 10-KSB for the fiscal year ended December 31, 2002 and in other filings with the Securities and Exchange Commission.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2003:
Income available to common stockholders	$(190,806)	10,283,515	($0.02)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the three months ended March 31, 2003:	$(190,806)	10,283,515	($0.02)

Basic net income per common share for the three months ended March 31, 2002:
Income available to common stockholders	$125,965	10,283,515	$0.01
Effect of dilutive stock options	—	202,403	—
Effect of dilutive warrants	—	121,678	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended March 31, 2002:	$129,715	11,107,596	$0.01

Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002

Revenue

IAI’s revenues in the first quarter of fiscal 2003 were $919,885, compared to $1,960,563 in the first quarter of fiscal 2002, a decrease of 53.1%. Professional services revenue was $826,395 versus $1,839,381, a decrease of 55.1%, and product revenue was $93,490 versus $121,182, a decrease of 22.9%. In the third and fourth quarters of fiscal year 2002 and the first quarter of fiscal year 2003, several of the Company’s contracts expired. The Company believes the United States federal government’s delays in passing a fiscal 2003 budget, and in appropriating that budget, the decreasing tax revenues in all levels of government, and concerns over Department of Homeland Security and Department of Defense matters relating to the war in Iraq, caused decisions regarding numerous new and follow-on federal government contracts to be delayed. The Company continues to have a strong pipeline of bidding opportunities for new and follow-on business. With the cessation of major military operations in the Iraq war, the Company quickly won two multi-year, multi-million dollar contracts subsequent to the period herein reported. Revenue is expected to significantly increase in the remainder of its fiscal year 2003.

Gross Margins

Gross margin was $214,020, or 23.3% of sales, in the first quarter of fiscal 2003 versus $604,011, or 30.8% of sales, in the first quarter of fiscal 2002. Of the $214,020 in 2003, $204,518 was attributable to services and $9,502 was attributable to software sales. Gross margin, as a percentage of sales, was 24.7% for professional services and 10.2% for software sales for 2003. In the first quarter of 2002, the Company reported gross margins of approximately 32.5% for professional services and 4.6% for software sales. The decrease in professional services gross margin is attributed to the expiration of higher margin contracts that were included in the first quarter of fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $400,817, or 43.6% of revenues, in the first quarter of 2003 versus $471,183, or 24.0% of revenues, in the first quarter of 2002, a decrease in expenses of 14.9%. The Company continues to reduce expenses wherever practicable, and believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated an operating loss before other expenses of $186,797 in the first quarter of 2003 compared to operating income before other expenses of $132,828 in the first quarter of 2002. There was a net loss of $190,806 for the first quarter of 2003 versus a net income of $125,965 for the same period in 2002. The change in profitability is directly related to the overall decrease in revenues in the first quarter of fiscal 2003 versus the same period in fiscal 2002.

Liquidity and Capital Resources

Through the first three months of 2003, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at March 31, 2003 were $62,902 compared to $80,502 at December 31, 2002. As of March 31, 2003 the Company had an outstanding balance on its line of credit of $323,000.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company’s failure to maintain a financial condition satisfactory to the bank. However, First Virginia Bank has agreed to extend its forbearance agreement with the Company, which effectively decreases the line of credit to $625,000 and extends it to August 12, 2003. The Company is in negotiations with various organizations to obtain new financing.

The Company believes that if revenue continues at the level reported in the quarter ended March 31, 2003, it will derive insufficient cash flow to relieve all payables essential to the continuing operation of the business. Any additional material reduction in revenue could have a material adverse effect on the Company’s operational capabilities. The Company has won additional contracts since the period reported herein, however, and believes that with the increased revenue, its cash flow will improve and will be sufficient to operate the business. Cash flow from operations is insufficient, however, to provide the additional working capital that is necessary to repay approximately $325,000 of past due payables. The Company cannot state with certainty that it will not need additional cash resources at some point in fiscal 2003 or 2004. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  (2)  Exhibits:

See Exhibit Index on page 11.

(b)  No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date:	May 7, 2003	By:	/s/ SANDOR ROSENBERG
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

		By:	/s/ RICHARD S. DEROSE
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sandor Rosenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Information Analysis Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 7, 2003	By:	/s/ SANDOR ROSENBERG
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

A signed original of this written statement required by Section 302 has been provided to Information Analysis Incorporated and will be retained by Information Analysis Incorporated and furnished to the Securities and Exchange Commission or its staff upon request

I, Richard S. DeRose, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Information Analysis Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 7, 2003	By:	/s/ RICHARD S. DEROSE
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to Information Analysis Incorporated and will be retained by Information Analysis Incorporated and furnished to the Securities and Exchange Commission or its staff upon request

Exhibit Index

Exhibit No.	Description	Location
99.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 12
99.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 13