Form 10QSB
period 2003-06-30
INFORMATION ANALYSIS INC
filed 2003-08-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock, par value $0.01, 10,283,515 shares as of August 11, 2003

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$48,590	$80,502

Accounts receivable, net	877,766	824,319
Prepaid expenses	50,334	28,819
Other receivables	18,759	16,700

Total current assets	995,449	950,340

Fixed assets, net	35,304	42,810

Capitalized software, net	104,307	146,031
Notes receivable	85,000	85,000
Investments	6,000	6,000
Other assets	36,916	51,275

Total assets	$1,262,976	$1,281,456

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$384,000	$403,000
Accounts payable	707,675	474,101
Accrued payroll and related liabilities	261,268	215,572
Other accrued liabilities	170,859	127,794
Deferred revenue	80,608	138,117

Total current liabilities	1,604,410	1,358,584
Long-term liabilities:
Notes payable	125,001	125,001

Total liabilities	1,729,411	1,483,585

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at June 30, 2003 and December 31, 2002	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Accumulated deficit	(13,846,022)	(13,581,716)
Accumulated other comprehensive income	(6,000)	(6,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	(466,435)	(202,129)

Total liabilities and stockholders’ equity	$1,262,976	$1,281,456

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,
	2003	2002
	Unaudited	Unaudited
Sales
Professional fees	$1,085,833	$1,518,093
Software sales	96,731	134,524

Total sales	1,182,564	1,652,617

Cost of sales
Cost of professional fees	847,694	1,032,428
Cost of software sales	99,098	96,705

Total cost of sales	946,792	1,129,133

Gross profit	235,772	523,484

Selling, general and administrative expenses	302,138	477,707

(Loss) income from operations	(66,366)	45,777

Other (expenses) income, net	(7,134)	2,100

(Loss) income before provision for income taxes	(73,500)	47,877

Provision for income taxes	—	—

Net (loss) income	$(73,500)	$47,877

Earnings per common share:
Basic:
Net (loss) income	$(0.01)	$0.00

Diluted:
Net (loss) income	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	10,283,515	10,962,425

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30,
	2003	2002
	Unaudited	Unaudited
Sales
Professional fees	$1,912,228	$3,357,474
Software sales	190,221	255,706

Total sales	2,102,449	3,613,180

Cost of sales
Cost of professional fees	1,469,571	2,273,372
Cost of software sales	183,086	212,313

Total cost of sales	1,652,657	2,485,685

Gross profit	449,792	1,127,495

Selling, general and administrative expenses	702,955	948,890

(Loss) income from operations	(253,163)	178,605

Other expenses, net	(11,143)	(4,763)

(Loss) income before provision for income taxes	(264,306)	173,842

Provision for income taxes	—	—

Net (loss) income	$(264,306)	$173,842

Earnings per common share:
Basic:
Net (loss) income	$(0.03)	$0.02

Diluted:
Net (loss) income	$(0.03)	$0.02

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	10,283,515	11,078,683

The accompanying notes are an integral part of the consolidated financial statements

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2003	2002
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(264,306)	$173,842
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	9,578	21,457
Amortization of capitalized software	41,724	83,448
Gain on sale of fixed assets	—	(3,710)
Changes in operating assets and liabilities
Accounts receivable	(53,447)	153,437
Other receivables and prepaid expenses	(9,215)	(53,759)
Accounts payable and accrued expenses	322,335	(285,216)
Deferred revenue	(57,509)	(83,919)

Net cash (used) provided by operating activities	(10,840)	5,580

Cash flows from investing activities:
Purchases of fixed assets	(2,072)	(23,881)
Proceeds from sale of fixed assets	—	3,710

Net cash used by investing activities	(2,072)	(20,171)

Cash flows from financing activities:
Net payments under revolving line of credit	(19,000)	(53,000)

Net cash used by financing activities	(19,000)	(53,000)

Net decrease in cash and cash equivalents	(31,912)	(67,591)

Cash and cash equivalents at beginning of the period	80,502	102,640

Cash and cash equivalents at end of the period	$48,590	$35,049

Supplemental cash flow Information
Interest paid	$20,370	$26,256

The accompanying notes are an integral part of the consolidated financial statements

PART I

Item 1. Financial Statements.

INFORMATION ANALYSIS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended June 30, 2003:
Income available to common stockholders	$(73,500)	10,283,515	$(0.01)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the three months ended June 30, 2003:	$(73,500)	10,283,515	$(0.01)

Basic net income per common share for the three months ended June 30, 2002:
Income available to common stockholders	$47,877	10,283,515	$0.00
Effect of dilutive stock options	—	70,219	—
Effect of dilutive warrants	—	108,691	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended June 30, 2002:	$51,627	10,962,425	$0.00

Basic net loss per common share for the six months ended June 30, 2003:
Income available to common stockholders	$(264,306)	10,283,515	$(0.03)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the six months ended June 30, 2003:	$(264,306)	10,283,515	$(0.03)

Basic net income per common share for the six months ended June 30, 2002:
Income available to common stockholders	$173,842	10,283,515	$0.02
Effect of dilutive stock options	—	174,235	—
Effect of dilutive warrants	—	120,933	—
Effect of dilutive convertible notes	7,500	500,000	—
Diluted net income per common share for the six months ended June 30, 2002:	$181,342	11,078,683	$0.02

Three Months Ended June 30, 2003 Versus Three Months Ended June 30, 2002

Revenue

IAI’s revenues in the second quarter of fiscal 2003 were $1,182,564, compared to $1,652,617 in the second quarter of fiscal 2002, a decrease of 28.4%. Professional services revenue was $1,085,833 versus $1,518,093, a decrease of 28.5%, and product revenue was $96,731 versus $134,524, a decrease of 28.1%. In the third and fourth quarters of fiscal year 2002 and the first quarter of fiscal year 2003, several of the Company’s contracts expired. The Company believes the United States federal government’s delays in passing a fiscal 2003 budget, and in appropriating that budget, the decreasing tax revenues in all levels of government, and concerns over Department of Homeland Security and Department of Defense matters relating to the war in Iraq caused decisions regarding numerous new and follow-on federal government contracts to be delayed. After the cessation of major military operations in the Iraq war, the Company quickly won two multi-year, multi-million dollar contracts, as well as some additional work. Work under all of these new contracts began in the middle of the second quarter, so some of the effects of the expired contracts that the Company felt in the first quarter continued to permeate into the second quarter. Revenues in the second quarter of fiscal 2003 increased 28.6% over the first quarter of fiscal 2003. The Company continues to have a strong pipeline of bidding opportunities for new and follow-on business. Revenue is expected to continue to increase in the remainder of its fiscal year 2003.

Gross Margins

Gross margin was $235,772, or 19.9% of sales, in the second quarter of fiscal 2003 versus $523,484, or 31.7% of sales, in the second quarter of fiscal 2002. Of the $235,772 in 2003, $238,139 was attributable to services and ($2,367) was attributable to software sales. Gross margin, as a percentage of sales, was 21.9% for professional services and (2.4)% for software sales for second quarter 2003. In the second quarter of 2002, the Company reported gross margins of 32.0% for professional services and 28.1% for software sales. The decrease in professional services gross margin is attributed to the expiration of higher margin contracts that were included in the second quarter of fiscal 2002. The decrease in software sales gross margin is attributed to a decrease in contracts under which the Company collects licensing fees for its ICONS suite of conversion software.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $302,138, or 25.5% of revenues, in the second quarter of 2003 versus $477,707, or 28.9% of revenues, in the second quarter of 2002, a decrease in expenses of 36.8%. The Company continues to control expenses and reduce them wherever practical, and believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated an operating loss before other expenses of $66,366 in the second quarter of 2003 compared to operating income before other expenses of $45,777 in the second quarter of 2002. There was a net loss of $73,500 for the second quarter of 2003 versus a net income of $47,877 for the same period in 2002. The change in profitability is directly related to the overall decrease in contract revenues related to expired contracts as explained in the Revenue section above. The Company believes that the addition of new contracts during the second quarter of 2003, in addition to its strong pipeline of new opportunities, will contribute significantly to its return to profitability in the remainder of its fiscal year 2003.

Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002

Revenue

IAI’s revenues in the first six months of fiscal 2003 were $2,102,449, compared to $3,613,180 in the first six months of fiscal 2002, a decrease of 41.8%. Professional services revenue was $1,912,228 versus $3,357,474, a decrease of 43.0%, and product revenue was $190,221 versus $255,706, a decrease of 25.6%. In the third and fourth quarters of fiscal year 2002 and the first quarter of fiscal year 2003, several of the Company’s contracts expired. The Company believes the United States federal government’s delays in passing a fiscal 2003 budget, and in appropriating that budget, the decreasing tax revenues in all levels of government, and concerns over Department of Homeland Security and Department of Defense matters relating to the war in Iraq caused decisions regarding numerous new and follow-on federal government contracts to be delayed. After the cessation of major military operations in the Iraq war, the Company quickly won two multi-year, multi-million dollar contracts, as well as some additional work. Work under all of these new contracts began toward the end of the period, but the effects of the expired contracts had already saturated the period financial statements. The Company continues to have a strong pipeline of bidding opportunities for new and follow-on business. Revenue is expected to increase in the remainder of its fiscal year 2003.

Gross Margins

Gross margin was $449,792, or 21.4% of sales, in the first six months of fiscal 2003 versus $1,127,495, or 31.2% of sales, in the first six months of fiscal 2002. Of the $449,792 in 2003, $442,657 was attributable to services and $7,135 was attributable to software sales. Gross margin, as a percentage of sales, was 23.1% for professional services and 3.8% for software sales for the first six months of 2003. In the same period of 2002, the Company reported gross margins of 32.3% for professional services and 17.0% for software sales. The decrease in professional services gross margin is attributed to the expiration of higher margin contracts that were included in the same reporting period of fiscal 2002. The decrease in software sales gross margin is attributed to a decrease in contracts under which the Company collects licensing fees for its ICONS suite of conversion software.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $702,955, or 33.4% of revenues, in the first six months of 2003 versus $948,890, or 26.3% of revenues, in the first six months of 2002, a decrease in expenses of 25.9%. The Company continues to control expenses and reduce them wherever practicable, and believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated an operating loss before other expenses of $253,163 in the first six months of 2003 compared to operating income before other expenses of $178,605 in the first six months of 2002. There was a net loss of $264,306 for the first six months of 2003 versus a net income of $173,842 for the same period in 2002. The change in profitability is directly related to the overall decrease in contract revenues related to expired contracts as explained in the Revenue section above. The Company believes that the addition of new contracts during the end of the period in 2003, in addition to its strong pipeline of new opportunities, will contribute significantly to its return to profitability in the remainder of its fiscal year 2003.

Liquidity and Capital Resources

Through the first six months of 2003, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at June 30, 2003 were $48,590 compared to $80,502 at December 31, 2002. As of June 30, 2003 the Company had an outstanding balance on its line of credit of $384,000.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company’s failure to maintain a financial condition satisfactory to the bank. However, First Virginia Bank has agreed to extend its forbearance agreement, which effectively decreases the line of credit to $575,000, adjusts the minimum allowable interest rate (which floats at First Virginia Prime plus 2.5%) from 7.25% to 8%, and extends it to September 11, 2003. The Company is in negotiations with various organizations to obtain new financing.

The Company believes that if revenue continues at the level reported in the six months ended June 30, 2003, it will derive insufficient cash flow to relieve all payables essential to the continuing operation of the business. Any additional material reduction in revenue could have a material adverse effect on the Company’s operational capabilities. The Company has begun work on new contracts, however, and believes that with the increased revenue, its cash flow will improve and will be sufficient to operate the business. Cash flow from operations is insufficient, however, to provide the additional working capital that is necessary to repay approximately $325,000 of past due payables. The Company cannot state with certainty that it will not need additional cash resources at some point in fiscal 2003 or 2004. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

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

See Exhibit Index on page 12.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 11, 2003	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 13

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 14

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16