Form 10QSB
period 2003-09-30
INFORMATION ANALYSIS INC
filed 2003-11-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,283,515 shares as of November 10, 2003

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$4,196	$80,502

Accounts receivable, net	1,283,610	824,319
Prepaid expenses	96,685	28,819
Other receivables	23,734	16,700

Total current assets	1,408,225	950,340

Fixed assets, net	32,331	42,810

Capitalized software, net	83,445	146,031
Notes receivable	85,000	85,000
Investments	6,000	6,000
Other assets	36,916	51,275

Total assets	$1,651,917	$1,281,456

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$537,000	$403,000
Accounts payable	881,751	474,101
Accrued payroll and related liabilities	238,534	215,572
Other accrued liabilities	205,517	127,794
Deferred revenue	119,866	138,117

Total current liabilities	1,982,668	1,358,584
Long-term liabilities:
Notes payable	125,001	125,001

Total liabilities	2,107,669	1,483,585

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at September 30, 2003 and December 31, 2002	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Accumulated deficit	(13,835,339)	(13,581,716)
Accumulated other comprehensive income	(6,000)	(6,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	(455,752)	(202,129)

Total liabilities and stockholders’ equity	$1,651,917	$1,281,456

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2003	2002
	Unaudited	Unaudited
Sales
Professional fees	$1,426,486	$943,801
Software sales	56,618	280,078

Total sales	1,483,104	1,223,879
Cost of sales
Cost of professional fees	1,140,149	705,299
Cost of software sales	59,302	134,034

Total cost of sales	1,199,451	839,333

Gross profit	283,653	384,456

Selling, general and administrative expenses	263,637	405,923

Income (loss) from operations	20,016	(21,377)

Other expenses, net	(9,334)	(8,424)

Income (loss) before provision for income taxes	10,682	(29,801)

Provision for income taxes	—	—

Net income (loss)	$10,682	$(29,801)

Earnings per common share:
Basic:
Net income (loss)	$0.00	$0.00

Diluted:
Net income (loss)	$0.00	$0.00

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	10,329,468	10,283,515

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30,
	2003	2002
	Unaudited	Unaudited
Sales
Professional fees	$3,338,714	$4,301,275
Software sales	246,840	535,784

Total sales	3,585,554	4,837,059
Cost of sales
Cost of professional fees	2,609,720	2,978,671
Cost of software sales	242,388	346,347

Total cost of sales	2,852,108	3,325,018

Gross profit	733,446	1,512,041

Selling, general and administrative expenses	966,592	1,354,813

(Loss) income from operations	(233,146)	157,228

Other expenses, net	(20,477)	(13,187)

(Loss) income before provision for income taxes	(253,623)	144,041

Provision for income taxes	—	—

Net (loss) income	$(253,623)	$144,041

Earnings per common share:
Basic:
Net (loss) income	$(0.02)	$0.01

Diluted:
Net (loss) income	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	10,283,515	10,923,312

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2003	2002
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(253,623)	$144,041
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	14,217	28,800
Amortization of capitalized software	62,586	125,172
Gain on sale of fixed assets	—	(3,710)
Changes in operating assets and liabilities
Accounts receivable	(459,291)	555,111
Other receivables and prepaid expenses	(60,541)	(44,120)
Accounts payable and accrued expenses	508,335	(501,422)
Deferred revenue	(18,251)	(81,202)

Net cash (used) provided by operating activities	(206,568)	222,670

Cash flows from investing activities:
Purchases of fixed assets	(3,738)	(30,373)
Proceeds from sale of fixed assets	—	3,710

Net cash used by investing activities	(3,738)	(26,663)

Cash flows from financing activities:
Net borrowings (payments) under revolving line of credit	134,000	(193,900)

Net cash provided (used) by financing activities	134,000	(193,900)

Net (decrease) increase in cash and cash equivalents	(76,306)	2,107

Cash and cash equivalents at beginning of the period	80,502	102,640

Cash and cash equivalents at end of the period	$4,196	$104,747

Supplemental cash flow Information Interest paid	$35,492	$41,902

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

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

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2003:
Income available to common stockholders	$10,682	10,283,515	$0.00
Effect of dilutive stock options	—	1,294	—
Effect of dilutive warrants	—	44,659	—
Effect of dilutive convertible notes	—	—	—
Diluted net income per common share for the three months ended September 30, 2003:	$10,682	10,329,468	$0.00

Basic net loss per common share for the three months ended September 30, 2002:
Income available to common stockholders	$(29,801)	10,283,515	$0.00
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the three months ended September 30, 2002:	$(29,801)	10,283,515	$0.00

Basic net loss per common share for the nine months ended September 30, 2003:
Income available to common stockholders	$(253,623)	10,283,515	$(0.02)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the nine months ended September 30, 2003:	$(253,623)	10,283,515	$(0.02)

Basic net income per common share for the nine months ended September 30, 2002:
Income available to common stockholders	$144,041	10,283,515	$0.01
Effect of dilutive stock options	—	38,854	—
Effect of dilutive warrants	—	100,943	—
Effect of dilutive convertible notes	11,250	500,000	—
Diluted net income per common share for the nine months ended September 30, 2002:	$155,291	10,923,312	$0.01

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

Three Months Ended September 30, 2003 Versus Three Months Ended September 30, 2002

Revenue

IAI’s revenues in the third quarter of fiscal 2003 were $1,483,104, compared to $1,223,879 in the third quarter of fiscal 2002, an increase of 21.2%. Professional services revenue was $1,426,486 versus $943,801, an increase of 51.1%, and product revenue was $56,618 versus $280,078, a decrease of 79.8%. The increase in professional services revenue is due primarily to new contracts on which work began during the second quarter of fiscal 2003. Revenues in fiscal 2003 increased from first to second quarter by 28.6% and from second to third quarter by 25.4%. The decrease in product revenue is primarily due to the completion of contracts under which significant sales of the Company’s ICONS suite of conversion tools were recognized in 2002.

Gross Margins

Gross margin was $283,653, or 19.1% of sales, in the third quarter of fiscal 2003 versus $384,456, or 31.4% of sales, in the third quarter of fiscal 2002. Of the $283,653 in 2003, $286,337 was attributable to services and ($2,684) was attributable to software sales. Gross margin, as a percentage of sales, was 20.1% for professional services and (4.7)% for software sales for third quarter 2003. In the third quarter of 2002, the Company reported gross margins of 25.3% for professional services and 52.1% for software sales. The decrease in professional services gross margin is attributed to the expiration of higher margin contracts that were included in the third quarter of fiscal 2002. The decrease in software sales gross margin is attributed to a decrease in contracts under which the Company collects licensing fees for its ICONS suite of conversion software.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $263,637, or 17.8% of revenues, in the third quarter of 2003 versus $405,923, or 33.2% of revenues, in the third quarter of 2002, a decrease in expenses of 35.1%. The Company continues to control expenses and reduce them wherever practical, and believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated an operating income before other expenses of $20,016 in the third quarter of 2003 compared to an operating loss before other expenses of $21,377 in the third quarter of 2002. There was net income of $10,682 for the third quarter of 2003 versus a net loss of $29,801 for the same period in 2002. The change in profitability is directly related to the overall increase in contract revenues related to new contracts as explained in the Revenue section above.

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

Nine Months Ended September 30, 2003 Versus Nine Months Ended September 30, 2002

Revenue

IAI’s revenues in the first nine months of fiscal 2003 were $3,585,554, compared to $4,837,059 in the first nine months of fiscal 2002, a decrease of 25.9%. Professional services revenue was $3,338,714 versus $4,301,275, a decrease of 22.4%, and product revenue was $246,840 versus $535,784, a decrease of 53.9%. In the third and fourth quarters of fiscal year 2002 and the first quarter of fiscal year 2003, several of the Company’s contracts expired. The Company believes the United States federal government’s delays in passing a fiscal 2003 budget, and in appropriating that budget, the decreasing tax revenues in all levels of government, and concerns over Department of Homeland Security and Department of Defense matters relating to the war in Iraq caused decisions regarding numerous new and follow-on federal government contracts to be delayed. After the cessation of major military operations in the Iraq war, the Company quickly won two multi-year, multi-million dollar contracts, as well as some additional work.

Gross Margins

Gross margin was $733,446, or 20.5% of sales, in the first nine months of fiscal 2003 versus $1,512,041, or 31.3% of sales, in the first nine months of fiscal 2002. Of the $733,446 in 2003, $728,994 was attributable to services and $4,452 was attributable to software sales. Gross margin, as a percentage of sales, was 21.8% for professional services and 1.8% for software sales for the first nine months of 2003. In the same period of 2002, the Company reported gross margins of 30.7% for professional services and 35.4% for software sales. The decrease in professional services gross margin is attributed to an increase in the use of consultant labor on some of the Company’s newer contracts, which increases direct labor costs and decreases fringe benefit costs and the costs of carrying employees between contracts. The decrease in software sales gross margin is attributed to a decrease in contracts under which the Company collects licensing fees for its ICONS suite of conversion software.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $966,592, or 27.0% of revenues, in the first nine months of 2003 versus $1,354,813, or 28.0% of revenues, in the first nine months of 2002, a decrease in expenses of 28.7%. The Company continues to control expenses and reduce them wherever practicable.

Profits

The Company generated an operating loss before other expenses of $233,146 in the first nine months of 2003 compared to operating income before other expenses of $157,228 in the first nine months of 2002. There was a net loss of $253,623 for the first nine months of 2003 versus a net income of $144,041 for the same period in 2002. The change in profitability is directly related to the overall decrease in contract revenues related to expired contracts as explained in the Revenue section above.

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

Liquidity and Capital Resources

Through the first nine months of 2003, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at September 30, 2003 were $4,196 compared to $80,502 at December 31, 2002. As of September 30, 2003 the Company had an outstanding balance on its line of credit of $537,000.

The Company is in default with its line of credit with First Virginia Bank as a result of the Company’s failure to maintain a financial condition satisfactory to the bank. However, First Virginia Bank has agreed to extend its forbearance agreement to November 28, 2003. The Company is in negotiations with various organizations to obtain new financing.

The Company believes that if revenue continues at the level reported in the nine months ended September 30, 2003, it will derive insufficient cash flow to relieve all payables essential to the continuing operation of the business. Any additional material reduction in revenue could have a material adverse effect on the Company’s operational capabilities. The Company has won additional contracts, however, and believes that with the increased revenue, its cash flow will improve and will be sufficient to operate the business. Cash flow from operations is insufficient, however, to provide the additional working capital that is necessary to repay approximately $325,000 of past due payables. The Company cannot state with certainty that it will not need additional cash resources at some point in fiscal 2003 or 2004. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

The Company has no material commitments for capital expenditures.

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

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

Information Analysis Incorporated (Registrant)
Date: November 10, 2003	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer

Information Analysis Incorporated	Third Quarter 2003 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 13

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 14

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16