Form 10KSB
period 2003-12-31
INFORMATION ANALYSIS INC
filed 2004-03-30
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.01 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $5,368,637

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,856,459 as of March 29, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 10,283,515 shares Common Stock, $0.01 par value, as of March 29, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

Information Analysis Incorporated	2003 Report on Form 10-KSB

i

Information Analysis Incorporated	2003 Report on Form 10-KSB

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

Information Analysis Incorporated	2003 Report on Form 10-KSB

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

In addition to gaining new business, IAI will focus on retaining and growing existing contracts.

The Company is also using the experience it has acquired as an Adobe Capture, FormFlow, Capture Enterprise and ReachForm reseller to help secure engagements for web-based applications requiring forms. The Adobe products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms. The company has used this expertise to penetrate a number of federal government clients and build sophisticated web applications. IAI’s knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. The company has built a core group of professionals that can build this practice over the coming years.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Concentrating on the niche of electronic forms-related web applications through IAI’s relationship with Adobe products, the company has developed a cadre of professionals that can quickly and efficiently develop web applications. IAI will focus on federal government clients during 2004 and leverage the company’s outstanding reputation with federal clients to penetrate these agencies. IAI will be able to reference successful projects completed or in development for the Department of Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), Immigration and Naturalization Service (INS), General Services Administration (GSA), Army Reserve, and U.S. Air Force Logistics Command (AFLC).

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

Backlog

As of December 31, 2003, the Company estimated its backlog at approximately $23.4 million, of which over $3.7 million was funded. Of the entire backlog, the Company believes approximately 31% will be completed by December 31, 2004. This backlog consists of outstanding contracts and general commitments from current clients. The Company regularly provides services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which the Company anticipates providing to such clients during a twelve-month period.

Employees

As of December 31, 2003, the Company employed 33 full-time and 4 part-time individuals. In addition, the Company maintained independent contractor relationships with 20 individuals for professional information technology services. Approximately 80% of the Company’s professional employees have at least four years of related experience. For computer related services, the Company believes that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Item 2. Description of Property

The Company’s offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. IAI holds a lease for 4,434 square feet. This lease expires on February 28, 2007.

Item 3. Legal Proceedings

The Company is not aware of any legal proceedings against it at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of fiscal 2003 to a vote of security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:

	Fiscal Year Ended December 31, 2003				Fiscal Year Ended December 31, 2002
	Quarter Ended:				Quarter Ended:
	3/31/03	6/30/03	9/30/03	12/31/03	3/31/02	6/30/02	9/30/02	12/31/02
High	$0.18	$0.40	$0.20	$0.34	$0.65	$0.56	$0.45	$0.30
Low	$0.08	$0.13	$0.13	$0.13	$0.36	$0.35	$0.14	$0.08

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2003, the Company had 123 stockholders of record. The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,877,050	$0.84	187,600
Equity compensation plans not approved by security holders		$—
Total	1,877,050	$0.84	187,600

Recent Sales of Unregistered Securities:

None.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

During 2003 IAI’s sales and marketing organizations were focused to: capitalize on its services and tools to address the legacy modernization/conversion market; provide legacy and post-conversion database support; and develop and support database-backed Web Portals and other Web-based solutions.

In 2003 IAI had a net loss from operations of $205,746. Its accumulated stockholders’ deficit is now $435,760. The Company’s expenses related to sales, marketing, and administrative infrastructure were reduced in 2003. As the Company continues to build backlog, management believes the Company’s economic prospects will improve.

Results of Operations

The following table sets forth, for the periods indicated, selected information from the Company’s Consolidated Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2003	December 31, 2002
Revenue	100.0%	100.0%
Cost of Goods Sold	80.3%	69.4%

Gross Profit	19.7%	30.6%
Operating Expenses
Selling, general and administrative	23.5%	30.0%

(Loss) income from operations	(3.8)%	0.6%
Other expense	(0.5)%	(0.4)%

(Loss) income before income taxes	(4.3)%	0.2%
Provision for income taxes	0.0%	0.0%

Net (loss) income	(4.3)%	0.2%

2003 Compared to 2002

Revenue. Revenue for the 2003 fiscal year decreased $0.4 million, or 7.7%, to $5.4 million from $5.8 million in fiscal year 2002. Revenue from professional services decreased $0.2 million, or 3.9%, to $5.0 million in fiscal year 2003 from $5.2 million in fiscal year 2002. Revenue from software sales decreased $0.2 million, or 39.6%, to $0.4 million in 2003 from $0.6 million in fiscal year 2002.

Gross Profit. Gross profit was $1.1 million in fiscal 2003 versus $1.8 million in 2002, or 19.7% of revenue in 2003 compared to 30.6% of revenue in 2002. Professional services gross margin was 20.6% of revenue in 2003, compared to 30.1% in 2002. The decrease in professional services gross margin was attributable to an increase in the percentage of the use of consultants versus employees for professional services, including one large contract that utilizes all high-priced consultant labor, and increases in price competition for new contracts. Software sales gross margin was 8.0% of revenue in 2003, down from 34.5% in 2002. The decrease in software sales gross margin was due to an easing of direct sales of the Company’s ICONS software tools versus the prior year, and reduced margins on the Company’s resale of Adobe forms-related software and maintenance (formerly sold under the Jetform and Accelio names). When Adobe purchased Accelio, it required the Company to purchase its software and maintenance packages through a designated third party, significantly reducing profit margins. The capitalized cost of ICONS was amortized on a straight line basis against less revenue in fiscal year 2003, so each incremental change of a dollar of direct sales of ICONS in 2003 contributed to a dollar less gross margin against this straight line amortization.

Selling, General and Administrative (SG&A). Fiscal 2003 SG&A expense decreased 27.6% to $1.3 million, or 23.5% of revenue, from $1.7 million, or 30.0% of revenue, in fiscal 2002. The decrease in SG&A is due to a reduction in the amount of administrative personnel, a reduction in the hours for selected administrative employees, an increase in the use of consulting relationships under which billable

Information Analysis Incorporated	2003 Report on Form 10-KSB

professional services personnel are not carried on overhead during periods of inactivity, elimination of unnecessary recurring services and maintenance contracts, and diligent review of every non-billable dollar spent. SG&A expenses are constantly monitored, and management is continuing to explore ways to reduce SG&A costs.

Liquidity and Capital Resources

The proceeds from the Company’s operating activities in 2003, when combined with its beginning cash and cash equivalents balance and borrowings under its revolving line of credit, were sufficient to provide financing for the Company’s operations. For fiscal year 2003, net cash provided by operating, investing and financing activities was $237,419, which when added to a beginning balance of $80,502 yields cash and cash equivalents of $317,921 at year end.

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $525,000. The line of credit is callable on demand, and next expires on June 5, 2004. Management believes the line of credit will be renewed at substantially equivalent terms.

The Company has outstanding convertible notes in the amount of $125,000 that come due on September 30, 2004. The Company believes that it will be able to retire the notes on the due date. The Company is confident, however, that at least 80% of the outstanding notes will be able to be reissued at substantially equal terms if it is unable to retire the notes on the due date.

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

The Company cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2004. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

Item 7. Financial Statements

See Consolidated Financial Statements included herein beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s principal executive and principal financial officers, and people performing similar functions, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period reported in this annual report (the “Evaluation Date”). Based upon this evaluation, management has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Information Analysis Incorporated	2003 Report on Form 10-KSB

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The executive officers and directors of the Company are:

NAME	SINCE	OFFICE HELD WITH COMPANY
Sandor Rosenberg	1979	Chairman of the Board, Chief Executive Officer
Richard S. DeRose	1991	Executive Vice President, Chief Financial Officer, Secretary
Stanley A. Reese	1993	Senior Vice President, Chief Operating Officer
Charles A. May, Jr.	1997	Director
Bonnie K. Wachtel	1992	Director
James D. Wester	1985	Director

Directors serve until the next annual meeting of shareholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Sandor Rosenberg, 57, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Rosenberg holds a BS degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Richard S. DeRose, 65, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO of DHD, Inc. and was a founder of the company. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a BS degree in Science from the US Naval Academy and an MS degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Stanley A. Reese, 47, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 18 years experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a BA in History from George Mason University.

Charles A. May, Jr., 66, is a consultant focusing on national security and defense conversion issues. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters, US Air Force, Washington, D.C. He is a graduate of the US Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College and has completed the University of Pittsburgh’s Management Program for Executives.

Bonnie K. Wachtel, 48, has served as vice president and general counsel of Wachtel & Co., Inc., a Washington, D.C.-based brokerage and investment banking firm, since 1984. Ms. Wachtel holds BA and MBA degrees from the University of Chicago and a JD from the University of Virginia. Ms. Wachtel is a Certified Financial Analyst. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; and VSE Corporation, a provider of technical services to the federal government.

James D. Wester, 65, has been a computer services marketing consultant for more than 16 years. Since 1984, he has been president of Results, Inc., a computer services marketing firm. Mr. Wester holds a BME degree from Auburn University and an MBA from George Washington University.

There are no family relationships between any directors or executive officers of the Company.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Significant Employees

Matthew T. Sands, 33, joined the Company as Controller in April 2002. He is a Certified Public Accountant, and has worked in the fields of accounting and finance since 1994. He holds a BS degree in Accounting with a second major in finance from the University of Delaware.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that it has one financial expert, Bonnie K. Wachtel, serving on its audit committee. Ms. Wachtel was educated as a business executive in graduating with her MBA from University of Chicago, and she is a principal and vice president of Wachtel & Co., Inc., where she is a financial analyst. Ms. Wachtel has been determined to be independent under the Exchange Act.

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

Based solely on a review of the copies of such forms furnished to the Company, the following executive officers, Directors and 10% beneficial owners failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act:

Name	Year	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failure To File a Form
None

Code of Ethics

The Company has adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is available for viewing on the Company’s primary web site, located at http://infoa.com/investors.html. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Information Analysis Incorporated, Attn: Richard DeRose, 11240 Waples Mill Road, Suite 400, Fairfax, Virginia 22030.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Item 10. Executive Compensation

The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2003 (collectively “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options (#)
Sandor Rosenberg Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ $ $	93,994 125,000 85,165	— — —	— — —

Richard S. DeRose Executive Vice President and Chief Financial Officer	2003 2002 2001	$ $ $	93,994 125,000 87,017	— — —	50,000 — —

Stanley A. Reese Senior Vice President and Chief Operating Officer	2003 2002 2001	$ $ $	95,076 125,000 82,742	— — —	50,000 — —

No Named Executive Officer has received any perquisite or benefit, securities, or property that exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

The following named executive officers were awarded options during the year ended December 31, 2003. The exercise price of the options issued were at the closing price on the date of issue. Half of each officer’s options vest one year from date of issue and half vest two years from date of issue.

Option Grants in Last Fiscal Year

[Individual Grants]

Name (a)	Number of securities underlying options granted (b)	Percent of total options granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration Date (e)

Richard S. DeRose	50,000	17.8%	0.22	05/27/2013
Stan Reese	50,000	17.8%	0.22	05/27/2013

The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the Named Executive Officers. The value of unexercised in-the-money options at December 31, 2003 equals the market value of the underlying common stock at December 31, 2003 minus the option exercise price. The fair market value of the Company’s common stock at December 31, 2003 was $0.20.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2003		Value of Unexercised In-the-Money Options at 12/31/2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard S. DeRose	—	$—	167,900	50,000	$—	$—
Stanley A. Reese	—	$—	178,750	50,000	$—	$—

Compensation of Directors

Standard Arrangements. Directors of the Company who are not executive officers of the Company may receive a stipend of $500 per quarter plus reimbursement of reasonable expenses incurred in attending meetings. No directors received cash stipends for the fiscal years ending December 31, 2003 or 2002.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Other Arrangements. On May 27, 2003, directors of the Company who are not executive officers of the Company received Non-Statutory Stock Options of 10,000 shares each. The options vested on date of issue. The exercise price of $0.22 is equal to the closing price on the date of issue. The directors receiving options were General Charles A. May, Jr., Bonnie K. Wachtel, and James D. Wester.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On June 18, 1997, the Company agreed in writing to provide to Richard S. DeRose, Executive Vice President, Chief Financial Officer, and Secretary, twelve months severance pay of his base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. DeRose’s termination, substantial reduction of duties, or requirement to be based at a location outside of a 30-mile radius of Fairfax, Virginia, he will receive a twelve month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2004, the number of shares and percentage of the Company’s Common Stock owned by all persons known by the Company to own beneficially more than 5% of the Company’s Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. This information has been obtained in part from such persons and in part from the Company’s records. Each person has sole voting and investment power with respect to the shares indicated except for shares which may be acquired upon exercise of options and as otherwise noted.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED (2)		% OF CLASS
Sandor Rosenberg, Chairman, CEO, and Director	1,832,800	(3)	17.7%
Richard S. DeRose, Executive Vice President	365,900	(4)	3.5%
Stanley A. Reese, Senior Vice President	200,750	(5)	1.9%
Charles A. May, Jr., Director	66,000	(6)	*
Bonnie K. Wachtel, Director	232,800	(7,8)	2.2%
James D. Wester, Director	429,355	(9)	4.1%
Kenneth Parsons	712,500	(10)	6.5%
Traditions LP	1,500,000	(11)	13.9%

All directors and executive officers as a group	3,227,605	(12)	28.6%

*	less than 1%
(1)	The address of all beneficial holders is care of the Company, except Ms. Wachtel, whose address of record is 1101 14th St. NW, Washington, DC 20001.
(2)	All shares are held outright by the individuals listed. References to options and conversion privileges include all options and conversion privileges exercisable within 60 days of March 25, 2004.
(3)	Includes conversion privilege of 80,000 shares.
(4)	Includes options on 167,900 shares.
(5)	Includes options on 178,750 shares.
(6)	Includes options on 26,000 shares and conversion privilege of 40,000 shares.
(7)	Includes options on 23,000 shares and conversion privilege of 100,000 shares.
(8)	Conversion privilege owned and controlled by Wachtel & Co., Inc. Ms. Wachtel disclaims control over and therefore beneficial ownership of conversion privilege.
(9)	Includes options for 200,000 shares and conversion privilege of 100,000 shares.
(10)	Includes options on 712,500 shares.
(11)	Includes warrants on 500,000 shares.
(12)	Includes options on 595,650 shares and conversion privilege of 320,000 shares.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K

(a) (1) Financial Statements:
Independent Auditors’ Report	F-1
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 -F-17

(a) (2) Exhibits:
See Exhibit Index on page 13.

(b)      On November 21, 2003, the Company filed a press release, “Information Analysis Inc. Reports Third Quarter Results”, on Form 8-K. Attached as an exhibit were condensed consolidated financial statements including Balance Sheet as of September 30, 2003 and Income Statements for the three months and nine months ended September 30, 2003.

Item 14. Principal Accountant Fees and Services

The following table is a summary of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant.

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit Fees	$38,500	$52,482

Audit-Related Fees - Out of Pocket Expenses	636	587

Tax Fees	3,505	5,543

Other Fees
- Research Tax Loss Carryforward Rules	1,425	—
- Audit of Information Analysis Incorporated Profit Sharing Plan for the years ended December 31, 2000, 2001 and 2002	12,500	—

Total Fees and Services	$56,566	$58,612

The Audit Committee directly engages the Independent Certified Public Accountants as it relates to the audit of the Company’s fiscal year and the reviews of its fiscal quarters and the associated fees.

Information Analysis Incorporated	2003 Report on Form 10-KSB

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
March 29, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandor Rosenberg Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 29, 2004

/s/ Charles A. May, Jr. Charles A. May, Jr.	Director	March 29, 2004

/s/ Bonnie K. Wachtel Bonnie K. Wachtel	Director	March 29, 2004

/s/ James D. Wester James D. Wester	Director	March 29, 2004

/s/ Richard S. DeRose Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 29, 2004

/s/ Matthew T. Sands Matthew T. Sands	Controller	March 29, 2004

Information Analysis Incorporated	2003 Report on Form 10-KSB

Exhibit Index

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

4.2	Form of Warrant issued in December 1999 and January 2000	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.3	Common Stock and Warrant Purchase Agreement dated December 1999	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.4	Form of 12% 3 year convertible note	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

4.5	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1986 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on December 20, 1988

10.4	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.5	Line of Credit Agreement with First Virginia Bank	Incorporated by reference the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1995 and filed April 15, 1996 (Commission File No. 33-9390).

Information Analysis Incorporated	2003 Report on Form 10-KSB

10.8	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed on May 11, 2001

10.9	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Filed with this Form 10-KSB, pages 16 through 22

23.1	Consent of independent auditors, Rubino & McGeehin, Chartered	Filed with this Form 10-KSB, page 15

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-KSB, page 22

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-KSB, page 23

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 24

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 25

Information Analysis Incorporated	2003 Report on Form 10-KSB

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiaries as of December 31, 2003, and the consolidated results of their operations and cash flows for each of the two years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming Information Analysis Incorporated and subsidiaries will continue as a going concern. As discussed in Note 15, the Company has suffered recurring losses from operations and has cash flows problems and financing requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rubino & McGeehin, Chartered

Bethesda, MD

February 6, 2004

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$317,921
Accounts receivable, net of allowance of $470,221	1,520,863
Prepaid expenses	116,036
Note receivable	85,000
Capitalized software, net of accumulated amortization of $701,527	62,583
Other receivables	16,264

Total current assets	2,118,667

Fixed assets, net of accumulated depreciation and amortization of $2,205,048	31,191
Investments	6,000
Other assets	36,915

Total assets	$2,192,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,150,947
Revolving line of credit	689,017
Other accrued liabilities	312,469
Accrued payroll and related liabilities	214,996
Deferred revenue	136,104
Notes payable	125,000

Total liabilities	2,628,533

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,788,126 shares issued, 10,283,515 shares outstanding	117,881
Additional paid-in capital	14,122,019
Accumulated deficit	(13,815,347)
Accumulated other comprehensive income	(6,000)
Treasury stock, 1,504,611 shares, at cost	(854,313)

Total stockholders’ equity (deficit)	(435,760)

Total liabilities and stockholders’ equity	$2,192,773

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002
Sales
Professional fees	$4,988,551	$5,188,769
Software sales	380,086	629,370

Total sales	5,368,637	5,818,139

Cost of sales
Cost of professional fees	3,962,669	3,627,914
Cost of software sales	349,587	412,293

Total cost of sales	4,312,256	4,040,207

Gross profit	1,056,381	1,777,932

Selling, general and administrative expenses	1,262,127	1,743,090

(Loss) income from operations	(205,746)	34,842
Other expenses	(27,885)	(23,053)

(Loss) income before provision for income taxes	(233,631)	11,789
Provision for income taxes	—	—

Net (loss) income	$(233,631)	$11,789

Earnings per common share - basic
Net (loss) income	$(0.02)	$0.00

Earnings per common share - diluted
Net (loss) income	$(0.02)	$0.00

Weighted average common shares outstanding
Basic	10,283,515	10,283,515

Diluted	10,283,515	10,921,659

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balances, December 31, 2001	11,788,126	$117,881	$14,122,019	$(13,593,505)	$—	$(854,313)	$(207,918)

Unrealized loss on available-for-sale securities	—	—	—	—	(6,000)	—	(6,000)
Net Income	—	—	—	11,789	—	—	11,789

Comprehensive income	—	—	—	—	—	—	5,789

Balances, December 31, 2002	11,788,126	117,881	14,122,019	(13,581,716)	(6,000)	(854,313)	(202,129)
Net Loss	—	—	—	(233,631)	—	—	(233,631)

Balances, December 31, 2003	11,788,126	$117,881	$14,122,019	$(13,815,347)	$(6,000)	$(854,313)	$(435,760)

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(233,631)	$11,789
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	18,828	33,786
Amortization of capitalized software	83,448	146,034
Gain on sale of fixed assets	—	(3,564)
Unrealized loss on available-for-sale securities	—	(6,000)
Changes in operating assets and liabilities
Accounts receivable	(696,544)	702,053
Other receivables and prepaid expenses	(72,423)	21,804
Accounts payable and accrued expenses	860,945	(676,897)
Deferred revenue	(2,013)	(19,765)

Net cash (used) provided by operating activities	(41,390)	209,240

Cash flows from investing activities:
Acquisition of furniture and equipment	(7,208)	(42,088)
Proceeds from sale of fixed assets	—	3,710

Net cash used by investing activities	(7,208)	(38,378)

Cash flows from financing activities:
Net proceeds (payments) under line of credit	286,017	(193,000)

Net cash provided (used) by financing activities	286,017	(193,000)

Net increase (decrease) in cash and cash equivalents	237,419	(22,138)
Cash and cash equivalents, beginning of the year	80,502	102,640

Cash and cash equivalents, end of the year	$317,921	$80,502

Supplemental cash flow information
Interest paid	$44,236	$48,827

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2003 Report on Form 10-KSB

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

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company adopted Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in 1998, and concluded that it operates in one business segment, providing products and services to modernize client information systems.

Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Audits by DCAA were completed through the year ended December 31, 1997. No amounts were changed as a result of the audits. Since the Company has entered into no cost-plus contracts since 1997, management is of the opinion that any disallowance of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company’s financial statements.

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

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

2.	Receivables

Accounts receivable at December 31, 2003, consist of the following:

Billed-federal government	$1,811,146
Billed-commercial and other	47,521

Total billed	1,858,666
Unbilled	132,417
Less: allowance for doubtful accounts	(470,221)

Accounts receivable, net	$1,520,863

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Receivables (continued)

At December 31, 2003, there are notes receivable from a customer in the amounts of $75,000 and $10,000. The $75,000 note is collateralized by a third party’s holdings of 500,000 shares of the Company’s stock. The notes bear interest of 7% and are due June 30, 2004.

3.	Fixed Assets

A summary of fixed assets and equipment at December 31, 2003, consist of the following:

Furniture and equipment	$301,373
Leasehold improvements and other	206,834
Computer equipment and software	1,728,032

Subtotal	2,236,239
Less: accumulated depreciation and amortization	(2,205,048)

Total	$31,191

Depreciation expense for the years ended December 31, 2003 and 2002 was $18,828 and $33,786 respectively.

4.	Software Development Costs

Software development costs as of December 31, 2003, consist of the following:

Cumulative costs incurred	$764,110
Accumulated amortization	(701,527)

Net software development costs	$62,583

Amortization expense for the years ended December 31, 2003 and 2002 was $83,448 and $146,034, respectively.

At December 31, 2003, capitalized software development cost is for the ICONS software tool. All costs related to other products have been fully amortized or written off.

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments

Investments at December 31, 2003, consist of the following:

Available-for-sale securities	$12,000
Less: unrealized loss on available-for-sale securities	(6,000)

Total investments	$6,000

6.	Other Accrued Liabilities

Other accrued liabilities at December 31, 2003, consist of the following:

Interest payable	$3,750
Commissions payable	188,385
Accrued payables	120,334

Total other accrued liabilities	$312,469

7.	Revolving Line of Credit

At December 31, 2003, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $525,000. The line of credit is callable on demand, and next expires on June 5, 2004. Draws against this line are limited by varying percentages of the Company’s accounts receivable balances, depending on the source of the receivables and their ages. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank’s prime rate plus 2.5%, with a floor of 8.00% (8.00% at December 31, 2003). The lender has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. The bank automatically executes draws on and payments to the revolving line of credit in an effort to maintain a target balance in the Company’s operating account. There was an outstanding balance of $689,017 on the line at December 31, 2003, which is greater than the maximum balance due to the bank’s miscalculation in its effort to maintain the target balance.

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

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Operating Leases

The Company leases facilities and equipment under long-term operating lease agreements. Rent expense was $146,506 and $132,756 for the years ended December 31, 2003 and 2002, net of sublease income of $238,793 and $247,701, respectively. The future minimum rental payments to be made under long-term operating leases principally for facilities are as follows:

Year ending December 31, 2004	$138,100
2005	77,300
2006	79,600
2007	13,300

Total minimum rent payments	$308,300

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect increases in the consumer price index and the Company’s proportionate share of real estate tax increases on the leased property. The leases are secured by security deposits in the amount of $36,915.

The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2003, is $50,600, of which all $50,600 is for 2004.

9.	Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2003, are as follows:

Deferred tax assets (liabilities):
Net operating loss carry forward	$6,400,400
Accrued vacation	42,900
Allowance for bad debts	178,700
Intangibles	(12,200)
Fixed assets	(77,500)
Other	2,000

Subtotal	6,534,300
Valuation allowance	(6,534,300)

Total	$—

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes (continued)

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2003	2002
(Loss) income before taxes	$(233,631)	$11,789

Income tax (benefit) expense on above amount at federal statutory rate	(71,000)	1,800
State income tax (benefit) expense, net of federal benefit	(16,300)	700
Change in valuation allowance	85,700	(13,700)
Effect of change in estimates and non-deductible items	1,600	11,200

Provision for income taxes	$—	$—

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

The Company has net operating loss carryforwards of approximately $16.8 million, which expire, if unused, in the year 2020. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryover.

10.	Major Customers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for greater than 97% of the Company’s 2003 revenues and for 99% of the 2002 revenues. The Company’s subcontracts with one prime contractor accounted for 26% of the Company’s 2003 revenue. The Company’s prime contracts with two federal government agencies accounted for 29% of the Company’s 2003 revenue.

11.	Retirement Plans

The Company restated its Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code, effective January 1, 2003. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2003, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion, but did not do so in 2003. Expenses for the year ended December 31, 2003 were $23,014. Expenses for the year ended December 31, 2002 were $17,291. Payments for a small portion of 2002 were paid from the Plan’s forfeiture account, which offset some 2002 matching expenses.

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants

The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2003 was fifteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings would have been:

		2003	2002
Net (loss) income	As reported	$(233,631)	$11,789
	Pro forma	$(252,917)	$(253)
Net (loss) income per share	As reported	$(0.02)	$0.00
	Pro forma	$(0.02)	$0.00

The fair value of the options granted in 2003 and 2002 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

	2003	2002
Dividend yield	None	None
Risk-free interest rate	1.89%	1.80%
Expected volatility	132.4%	145.7%
Expected term of options	3 years	3 years

The effects on 2003 and 2002 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 2003 and 2002, was $0.15 and $0.25, respectively.

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
Less than $1.00	1,710,650	$0.375	4.4 years	1,447,400	$0.404
$1.00 and more	166,400	$5.671	3.5 years	166,400	$5.671

Total	1,877,050	$0.844	4.3 years	1,613,800	$0.864

Unexercisable options are as follows: 3,500 options at $0.42 per share; 16,000 options at $0.30 per share; 500 options at $0.29 per share; 14,000 options at $0.26 per share; 3,000 options at $0.25 per share; 10,000 options at $0.24 per share; 157,000 options at $0.22 per share; 2,000 options at $0.21 per share; 2,000 options at $0.19 per share; 20,000 options at $0.17 per share; 13,000 options at $0.15 per share; 16,500 options at $0.13 per share; and 5,750 options at $0.09 per share. Transactions involving the plan were as follows:

	December 31,
	2003		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	1,624,050	$0.95	1,651,950	$0.98
Granted	281,500	0.21	63,500	0.31
Exercised	0		0
Canceled	(28,500)	0.49	(91,400)	1.11

Outstanding, end of year	1,877,050	$0.84	1,624,050	$0.95

The Board of Directors has also granted warrants to directors, employees and others. No warrants were issued in 2003 or 2002. There were no warrants exercised in 2003 or 2002. As of December 31, 2003, outstanding warrants are 1,599,975 of which 1,572,636 expire within 3 years and 27,339 expire thereafter. The purchase price for shares issued upon exercise of these warrants range from $0.01 to $6.42 per share. These warrants are exercisable immediately.

Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Convertible Notes Payable

During 2001, the Company issued to accredited investors $125,000 of 3-year 12% convertible notes, having a conversion price of $0.25 per share. Notes totaling $80,000 were issued to stockholders, officers and directors. These notes mature September 30, 2004.

14.	Computation Of Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the year ended December 31, 2003:
Income available to common stockholders	$(233,631)	10,283,515	$(0.02)
Effect of dilutive stock options, warrants and convertible notes		—	—
Diluted net loss per common share for the year ended December 31, 2003:	$(233,631)	10,283,515	$(0.02)

Basic net income per common share for the year ended December 31, 2002:
Income available to common stockholders	$$11,789	10,283,515	$0.00
Effect of dilutive stock options		43,633	—
Effect of dilutive warrants		94,511	—
Effect of dilutive convertible notes	15,000	500,000	—
Diluted net income per common share for the year ended December 31, 2002:	$26,789	10,921,659	$0.00

.Information Analysis Incorporated	2003 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Going Concern Evaluation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $234,000 for the year ended December 31, 2003.

The Company’s credit facility, while due June 5, 2004, is payable on demand. Should the lender demand payment, or fail to renew the credit facility upon expiration, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. Management expects that the credit facility will continue to be extended under its existing terms.

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