Form 10QSB
period 2004-03-31
INFORMATION ANALYSIS INC
filed 2004-05-17
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-22405

INFORMATION ANALYSIS INCORPORATED

(Exact name of small business issuer as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11240 Waples Mill Road, Suite 201, Fairfax, VA 22030

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,283,515 shares as of May 12, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 Unaudited	December 31, 2003 Audited
ASSETS
Current assets:
Cash and cash equivalents	$2,925	$317,921
Accounts receivable, net	1,386,665	1,520,863
Prepaid expenses	128,213	116,036
Notes receivable	85,000	85,000
Capitalized software, net	41,721	62,583
Other receivables	17,099	16,264

Total current assets	1,661,623	2,118,667

Fixed assets, net	28,615	31,191

Investments	6,000	6,000
Other assets	36,915	36,915

Total assets	$1,733,153	$2,192,773

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$158,341	$689,017
Accounts payable	1,142,958	1,150,947
Other accrued liabilities	311,038	312,469
Accrued payroll and related liabilities	262,044	214,996
Notes payable	125,000	125,000
Deferred revenue	116,191	136,104

Total liabilities	2,115,572	2,628,533

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at March 31, 2004 and December 31, 2003	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Accumulated deficit	(13,762,006)	(13,815,347)
Accumulated other comprehensive income	(6,000)	(6,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	(382,419)	(435,760)

Total liabilities and stockholders’ equity	$1,733,153	$2,192,773

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2004 Unaudited	2003 Unaudited
Sales
Professional fees	$1,990,539	$826,395
Software sales	125,862	93,490

Total sales	2,116,401	919,885

Cost of sales
Cost of professional fees	1,660,813	621,877
Cost of software sales	66,605	83,988

Total cost of sales	1,727,418	705,865

Gross profit	388,983	214,020

Selling, general and administrative expenses	328,109	400,817

Income (loss) from operations	60,874	(186,797)

Other expenses, net	(7,533)	(4,009)

Income (loss) before provision for income taxes	53,341	(190,806)

Provision for income taxes	—	—

Net income (loss)	$53,341	$(190,806)

Earnings per common share:
Basic:
Net income (loss)	$0.01	($0.02)

Diluted:
Net income (loss)	$0.01	($0.02)

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	10,944,470	10,283,515

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2004 Unaudited	2003 Unaudited
Cash flows from operating activities:
Net income (loss)	$53,341	$(190,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,030	5,004
Amortization of capitalized software	20,862	20,862
Gain on sale of fixed assets	(415)	—
Changes in operating assets and liabilities
Accounts receivable	134,198	184,315
Other receivables and prepaid expenses	(13,012)	10,545
Accounts payable and accrued expenses	37,628	13,350
Deferred revenue	(19,913)	19,689

Net cash provided by operating activities	217,719	62,959

Cash flows from investing activities:
Purchases of fixed assets	(3,504)	(559)
Proceeds from sale of fixed assets	1,465	—

Net cash used by investing activities	(2,039)	(559)

Cash flows from financing activities:

Net payments under revolving line of credit	(530,676)	(80,000)

Net cash used by financing activities	(530,676)	(80,000)

Net decrease in cash and cash equivalents	(314,996)	(17,600)

Cash and cash equivalents at beginning of the period	317,921	80,502

Cash and cash equivalents at end of the period	$2,925	$62,902

Supplemental cash flow Information
Interest paid	$7,027	$14,396

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding the Company’s business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company’s 10-KSB for the fiscal year ended December 31, 2003 and in other filings with the Securities and Exchange Commission.

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended March 31, 2004:
Income available to common stockholders	$53,341	10,283,515	$0.01
Effect of dilutive stock options	—	94,479	—
Effect of dilutive warrants	—	66,476	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended March 31, 2004:	$57,091	10,944,470	$0.01

Basic net loss per common share for the three months ended March 31, 2003:
Income available to common stockholders	$(190,806)	10,283,515	($0.02)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the three months ended March 31, 2003:	$(190,806)	10,283,515	($0.02)

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

Three Months Ended March 31, 2004 Versus Three Months Ended March 31, 2003

Revenue

IAI’s revenues in the first quarter of fiscal 2004 were $2,116,401, compared to $919,885 in the first quarter of fiscal 2003, an increase of 130.0%. Professional services revenue was $1,990,539 versus $826,395, an increase of 140.9%, and product revenue was $125,862 versus $93,490, an increase of 34.6%. The increase in professional services revenue is due primarily to new contracts on which work began during the second half of fiscal 2003 and the first quarter of 2004. Revenues in fiscal 2003 increased from first to second quarter by 28.6%, from second to third quarter by 25.4%, and from third to fourth quarter by 20.2%. Revenues increased from fourth quarter 2003 to first quarter 2004 by 18.7%. The increase in product revenue is primarily due to sales of the Company’s ICONS suite of conversion tools in first fiscal quarter 2004 versus no sales of ICONS in the first fiscal quarter of 2003.

Gross Margins

Gross margin was $388,983, or 18.4% of sales, in the first quarter of fiscal 2004 versus $214,020, or 23.3% of sales, in the first quarter of fiscal 2003. Of the $388,983 in 2004, $329,726 was attributable to professional services and $59,257 was attributable to software sales. Gross margin, as a percentage of sales, was 16.6% for professional services and 47.1% for software sales for first quarter 2004. In the first quarter of 2003, the Company reported gross margins of 24.7% for professional services and 10.2% for software sales. The decrease in professional services gross margin as a percentage of sales is attributed to the increased use of subcontractors versus employees on contracts that were added since the first quarter of fiscal 2003. Management’s use of subcontractors has allowed the Company to utilize specialized skill sets of those employed elsewhere in order to win both broad-based and specialized contracts, and has allowed the Company to win short-term contracts without carrying employees on overhead when contracts end. The increase in software sales gross margin and gross margin as a percentage of sales is attributed to the addition of contracts under which the Company collects licensing fees for its ICONS suite of conversion software.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $328,109, or 15.5% of revenues, in the first fiscal quarter of 2004 versus $400,817, or 43.6% of revenues, in the first fiscal quarter of 2003, a decrease in expenses of 18.1%. The Company continues to control expenses and reduce them wherever practical, and believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated an operating income before other expenses of $60,874 in the first fiscal quarter of 2004 compared to an operating loss before other expenses of $186,797 in the first fiscal quarter of 2003. There was net income of $53,341 for the first fiscal quarter of 2004 versus a net loss of $190,806 for the same period in 2003. The change in profitability is directly related to the overall increase in contract revenues related to new contracts as explained in the Revenue section above.

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

Liquidity and Capital Resources

Through the first three months of 2004, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at March 31, 2004 were $2,925 compared to $317,921 at December 31, 2003. As of March 31, 2004 the Company had an outstanding balance on its line of credit of $158,341 versus an outstanding balance of $689,017 at December 31, 2003.

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $525,000. The line of credit is callable on demand, and next expires on June 5, 2004. Management believes the line of credit will be renewed at substantially equivalent terms. Should the lender demand payment, or fail to renew the credit facility upon expiration, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. The Company is in negotiations with various organizations to obtain a new line of credit or alternative sources of financing.

The Company has outstanding convertible notes in the amount of $125,000 that come due on September 30, 2004. The Company believes that it will be able to retire the notes on the due date. The Company is confident that at least 80% of the outstanding notes will be able to be reissued at substantially equal terms if it is unable to retire the notes on the due date.

The current line of credit, or a similar new credit facility, when coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company’s operating cash requirements. The Company, however, may periodically be required to delay timely payments of its accounts payable. Cash flow from operations may not be sufficient to provide additional working capital necessary to repay approximately $156,000 of past due payables.

The Company cannot state with certainty that it will not need additional cash resources at some point in fiscal 2004. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

The Company has no material commitments for capital expenditures.

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

Item 3.	Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer conducted an evaluation (as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act) of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. There have been no significant changes subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) (2) Exhibits:

See Exhibit Index on page 12.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: May 12, 2004	By:	/s/ Sandor Rosenberg

Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/s/ Richard S. DeRose

Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	First Quarter 2004 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act	Filed with this Form 10-QSB, page 11

31.2	Certification by Chief Financial Officer under Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act	Filed with this Form 10-QSB, page 12

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 13

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 14