Form 10QSB
period 2004-06-30
INFORMATION ANALYSIS INC
filed 2004-08-16
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,283,515 shares as of August 12, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$24,082	$317,921
Accounts receivable, net	1,509,842	1,520,863
Notes receivable	85,000	85,000
Prepaid expenses	80,568	116,036
Capitalized software, net	20,859	62,583
Other receivables	12,786	16,264

Total current assets	1,733,137	2,118,667

Fixed assets, net	27,828	31,191

Investments	6,000	6,000
Other assets	25,943	36,915

Total assets	$1,792,908	$2,192,773

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$86,276	$689,017
Accounts payable	1,531,551	1,150,947
Accrued payroll and related liabilities	269,479	214,996
Deferred revenues	73,137	136,104
Other accrued liabilities	30,877	312,469

Total current liabilities	1,991,320	2,503,533
Long-term liabilities:
Notes payable	125,000	125,000

Total liabilities	2,116,320	2,628,533

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at June 30, 2004 and December 31, 2003	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Accumulated deficit	(13,702,999)	(13,815,347)
Accumulated other comprehensive income	(6,000)	(6,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	(323,412)	(435,760)

Total liabilities and stockholders’ equity	$1,792,908	$2,192,773

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,
	2004 Unaudited	2003 Unaudited
Sales
Professional fees	$2,068,909	$1,085,833
Software sales	88,533	96,731

Total sales	2,157,442	1,182,564

Cost of sales
Cost of professional fees	1,661,084	847,694
Cost of software sales	71,607	99,098

Total cost of sales	1,732,691	946,792

Gross profit	424,751	235,772

Selling, general and administrative expenses	352,404	302,138

Income (loss) from operations	72,347	(66,366)

Other expenses, net	(13,341)	(7,134)

Income (loss) before provision for income taxes	59,006	(73,500)

Provision for income taxes	—	—

Net income (loss)	$59,006	$(73,500)

Earnings per common share:
Basic:
Net income (loss)	$0.01	$(0.01)

Diluted:
Net income (loss)	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	11,073,148	10,283,515

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30,
	2004 Unaudited	2003 Unaudited
Sales
Professional fees	$4,059,448	$1,912,228
Software sales	214,395	190,221

Total sales	4,273,843	2,102,449

Cost of sales
Cost of professional fees	3,321,897	1,469,571
Cost of software sales	138,212	183,086

Total cost of sales	3,460,109	1,652,657

Gross profit	813,734	449,792

Selling, general and administrative expenses	680,512	702,955

Income (loss) from operations	133,222	(253,163)

Other expenses, net	(20,874)	(11,143)

Income (loss) before provision for income taxes	112,348	(264,306)

Provision for income taxes	—	—

Net income (loss)	$112,348	$(264,306)

Earnings per common share:
Basic:
Net income (loss)	$0.01	$(0.03)

Diluted:
Net income (loss)	$0.01	$(0.03)

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	11,021,141	10,283,515

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004 Unaudited	2003 Unaudited
Cash flows from operating activities:
Net income (loss)	$112,348	$(264,306)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	10,161	9,578
Amortization of capitalized software	41,724	41,724
Gain on sale of fixed assets	(1,465)	—
Changes in operating assets and liabilities
Accounts receivable	11,021	(53,447)
Other receivables and prepaid expenses	49,918	(9,215)
Accounts payable and accrued expenses	153,495	322,335
Deferred revenue	(62,967)	(57,509)

Net cash provided (used) by operating activities	314,235	(10,840)

Cash flows from investing activities:
Purchases of fixed assets	(6,798)	(2,072)
Proceeds from sale of fixed assets	1,465	—

Net cash used by investing activities	(5,333)	(2,072)

Cash flows from financing activities:
Net payments under revolving line of credit	(602,741)	(19,000)

Net cash used by financing activities	(602,741)	(19,000)

Net decrease in cash and cash equivalents	(293,839)	(31,912)

Cash and cash equivalents at beginning of the period	317,921	80,502

Cash and cash equivalents at end of the period	$24,082	$48,590

Supplemental cash flow Information Interest paid	$20,917	$20,370

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

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

2. Stock-based Compensation

The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plans is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2004 was fifteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings would have been:

		Three months ending June 30,					Six months ending June 30,
		2004		2003			2004		2003
Net income (loss)	As reported Pro forma	$ $	59,006 53,554	$ $	(73,500 (84,397	) )	$ $	112,348 100,040	$ $	(264,306 (276,899	) )
Net income (loss) per share basic	As reported Pro forma	$ $	0.01 0.01	$ $	(0.01 (0.01	) )	$ $	0.01 0.01	$ $	(0.03 (0.03	) )
Net income (loss) per share diluted	As reported Pro forma	$ $	0.01 0.01	$ $	(0.01 (0.01	) )	$ $	0.01 0.01	$ $	(0.03 (0.03	) )

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

3. Net Income (Loss) Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2004:
Income available to common stockholders	$59,006	10,283,515	$0.01
Effect of dilutive stock options	—	180,942	—
Effect of dilutive warrants	—	108,691	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended June 30, 2004:	$62,756	11,073,148	$0.01

Basic net loss per common share for the three months ended June 30, 2003:
Income available to common stockholders	$(73,500)	10,283,515	$(0.01)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the three months ended June 30, 2003:	$(73,500)	10,283,515	$(0.01)

Basic net income per common share for the six months ended June 30, 2004:
Income available to common stockholders	$112,348	10,283,515	$0.01
Effect of dilutive stock options	—	143,115	—
Effect of dilutive warrants	—	94,511	—
Effect of dilutive convertible notes	7,500	500,000	—
Diluted net income per common share for the six months ended June 30, 2004:	$119,848	11,021,141	$0.01

Basic net loss per common share for the six months ended June 30, 2003:
Income available to common stockholders	$(264,306)	10,283,515	$(0.03)
Effect of dilutive stock options, warrants, And convertible notes	—	—	—
Diluted net loss per common share for the six months ended June 30, 2003:	$(264,306)	10,283,515	$(0.03)

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

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

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

Three Months Ended June 30, 2004 Versus Three Months Ended June 30, 2003

Revenue

IAI’s revenues in the second quarter of fiscal 2004 were $2,157.442, compared to $1,182,564 in the second quarter of fiscal 2003, an increase of 82.4%. Professional services revenue was $2,068,909 versus $1,085,833, an increase of 90.5%, and product revenue was $88,533 versus $96,731, a decrease of 8.5%. The increase in professional services revenue is due primarily to newer contracts on which work began during the second half of fiscal 2003 and the first half of fiscal 2004. The decrease in product revenue is primarily due to a change in Adobe’s distribution channels for Government sector sales. The Company continues to have a steady pipeline of bidding opportunities for new and follow-on business. Revenues are expected to maintain their current levels or to increase in the remainder of IAI’s fiscal year 2004.

Gross Margins

Gross margin was $424,751, or 19.7% of sales, in the second quarter of fiscal 2004 versus $235,772, or 19.9% of sales, in the second quarter of fiscal 2003. Of the $424,751 in 2004, $407,825 was attributable to services and $16,926 was attributable to software sales. Gross margin, as a percentage of sales, was 19.7% for professional services and 19.1% for software sales for second quarter 2004. In the second quarter of 2003, the Company reported gross margins of 21.9% for professional services and (2.4%) for software sales. Professional services gross margin percentage is basically unchanged over fiscal 2003. The increase in software sales gross margin is attributed to sales of IAI’s ICONS suite of conversion software during the second quarter of 2004, versus no sales of ICONS during the same period in 2003.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $352,404, or 16.3% of revenues, in the second quarter of 2004 versus $302,138, or 25.5% of revenues, in the second quarter of 2003. While total SG&A expenses increased by $50,266, or 16.6%, SG&A expenses as a percentage of total revenues decreased by 9.2%. The Company continues to control expenses and reduce them wherever practical, and believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated income from operations of $72,347 in the second quarter of 2004 compared to a loss from operations of $66,366 in the second quarter of 2003. There was net income of $59,006 for the second quarter of 2004 versus a net loss of $73,500 for the same period in 2003. The change in profitability is directly related to the addition of new contracts during the second half of 2003 and the first half of 2004. IAI believes that its current backlog of contracts, in addition to its pipeline of new opportunities, will enable it to maintain and even increase profitability in the remainder of its fiscal year 2004.

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

Six Months Ended June 30, 2004 Versus Six Months Ended June 30, 2003

Revenue

IAI’s revenues in the first six months of fiscal 2004 were $4,273,843, compared to $2,102,449 in the first six months of fiscal 2003, an increase of 103.3%. Professional services revenue was $4,059,448 versus $1,912,228, an increase of 112.3%, and product revenue was $214,395 versus $190,221, an increase of 12.7%. The increase in professional services revenue is due primarily to newer contracts on which work began during the second half of fiscal 2003 and the first half of fiscal 2004. The increase in product revenue is primarily due to sales of IAI’s ICONS suite of conversion tools versus no sales of ICONS for the first six months of fiscal 2003. The Company continues to have a steady pipeline of bidding opportunities for new and follow-on business. Revenues are expected to maintain their current levels or to increase in the remainder of IAI’s fiscal year 2004.

Gross Margins

Gross margin was $813,734, or 19.0% of sales, in the first six months of fiscal 2004 versus $449,792, or 21.4% of sales, in the first six months of fiscal 2003. Of the $813,734 in 2004, $737,551 was attributable to professional services and $76.183 was attributable to software sales. Gross margin, as a percentage of sales, was 18.2% for professional services and 35.5% for software sales for the first six months of 2004. In the same period of 2003, the Company reported gross margins of 23.1% for professional services and 3.8% for software sales. The decrease in professional services gross margin as a percentage of sales is attributed to the increased use of subcontractors versus employees on contracts that were added since the second quarter of 2003. Management’s use of subcontractors has allowed IAI to utilize specialized skill sets of those employed elsewhere in order to win both broad-based and specialized contracts, and has allowed IAI to win shorter-term contracts without carrying employees on overhead after contracts expire. The increase in software sales gross margin percentage is attributed to the addition of contracts since June 30, 2003, under which the Company collects licensing fees for its ICONS suite of conversion software. There were no ICONS sales in the six months ending June 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $680,512, or 15.9% of revenues, in the first six months of 2004 versus $702,955, or 33.4% of revenues, in the first six months of 2003, a decrease in expenses of 3.2%. The decrease in SG&A as a percentage of revenue is attributed to a combination of higher revenue under a greater number of contracts and IAI’s continuing efforts to control expenses and reduce them wherever practicable. Management believes that only marginal increases in SG&A will result from even significant increases in the number of contracts under which it operates.

Profits

The Company generated operating income of $133,222 in the first six months of 2004 compared to an operating loss of $253,163 in the first six months of 2003. There was net income of $112,348 for the first six months of 2004 versus a net loss of $264,306 for the same period in 2003. The change in profitability is directly related to the overall increase in contracts and the size of contracts under which the Company is operating. The Company believes that its growing contract base, in addition to its pipeline of new opportunities, will contribute significantly to its continued profitability in the remainder of its fiscal year 2004.

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

Liquidity and Capital Resources

Through the first three months of 2004, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at June 30, 2004 were $24,082 compared to $317,921 at December 31, 2003. As of June 30, 2004 the Company had an outstanding balance on its line of credit of $86,276 versus an outstanding balance of $689,017 at December 31, 2003.

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $525,000. The line of credit is callable on demand, and next expires on September 5, 2004. Management believes the line of credit will be renewed at substantially equivalent terms. Should the lender demand payment, or fail to renew the credit facility upon expiration, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. The Company is in negotiations with various organizations to obtain a new line of credit or alternative sources of financing.

The Company issued convertible notes in 2001 in the amount of $125,000 that come due on September 30, 2004. The Board of Directors has voted to obtain agreements with the note holders, at their option, to extend the maturity dates of the notes under the current terms for an additional year, thereby enabling the note holders to retain their conversion privileges as to the amounts of their notes. Management believes that if necessary, it will be able to retire the notes on the original due date. Management is confident, however, that at least 80% of the outstanding notes will be extended for one year.

The current line of credit, or a similar new credit facility, when coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company’s operating cash requirements. The Company, however, may periodically be required to delay timely payments of its accounts payable. Cash flow from operations may not be sufficient to provide additional working capital necessary to repay approximately $166,000 of past due payables.

The Company cannot state with certainty that it will not need additional cash resources at some point in fiscal 2004. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

The Company has no material commitments for capital expenditures.

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	(2) Exhibits:

     See Exhibit Index on page 13.

(b)	On May 20, 2004, the Company filed a press release, “Information Analysis Inc. Reports First Quarter Profit”, on Form 8-K. Attached as an exhibit were condensed consolidated financial statements including Balance Sheets as of March 31, 2004 and Income Statements for the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 12, 2004	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Second Quarter 2004 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 14

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 17