Form 10QSB
period 2004-09-30
INFORMATION ANALYSIS INC
filed 2004-11-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,283,515 shares as of November 9, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$90,480	$317,921
Accounts receivable, net	1,834,632	1,520,863
Prepaid expenses	117,063	116,036
Notes receivable	85,000	85,000
Other receivables	5,865	16,264
Capitalized software, net	—	62,583

Total current assets	2,133,040	2,118,667

Fixed assets, net	31,512	31,191

Investments	6,000	6,000
Other assets	16,772	36,915

Total assets	$2,187,324	$2,192,773

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$689,017
Accounts payable	1,603,575	1,150,947
Accrued payroll and related liabilities	265,027	214,996
Notes payable	125,000	125,000
Other accrued liabilities	98,987	136,104
Deferred revenue	64,055	312,469

Total current liabilities	2,156,644	2,628,533

Total liabilities	2,156,644	2,628,533

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at September 30, 2004 and December 31, 2003	117,881	117,881
Additional paid in capital	14,122,019	14,122,019
Accumulated deficit	(13,348,907)	(13,815,347)
Accumulated other comprehensive income	(6,000)	(6,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	30,680	(435,760)

Total liabilities and stockholders’ equity	$2,187,324	$2,192,773

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2004	2003
	Unaudited	Unaudited
Sales
Professional fees	$2,255,127	$1,426,486
Software sales	183,313	56,618

Total sales	2,438,440	1,483,104

Cost of sales
Cost of professional fees	1,776,572	1,140,149
Cost of software sales	175,866	59,302

Total cost of sales	1,952,438	1,199,451

Gross profit	486,002	283,653

Selling, general and administrative expenses	(416,803)	(263,637)
Other operating income	289,902	—

Income (loss) from operations	359,101	20,016

Other expenses, net	(5,009)	(9,334)

Income (loss) before provision for income taxes	354,092	10,682

Provision for income taxes	—	—

Net income (loss)	$354,092	$10,682

Earnings per common share:
Basic:
Net income (loss)	$0.03	$0.00

Diluted:
Net income (loss)	$0.03	$0.00

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	11,019,408	10,329,468

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30,
	2004	2003
	Unaudited	Unaudited
Sales
Professional fees	$6,314,575	$3,338,714
Software sales	397,707	246,840

Total sales	6,712,282	3,585,554

Cost of sales
Cost of professional fees	5,098,468	2,609,720
Cost of software sales	314,078	242,388

Total cost of sales	5,412,546	2,852,108

Gross profit	1,299,736	733,446

Selling, general and administrative expenses	(1,097,314)	(966,592)
Other operating income	289,902	—

Income (loss) from operations	492,324	(233,146)

Other expenses, net	(25,884)	(20,477)

Income (loss) before provision for income taxes	466,440	(253,623)

Provision for income taxes	—	—

Net income (loss)	$466,440	$(253,623)

Earnings per common share:
Basic:
Net income (loss)	$0.05	($0.02)

Diluted:
Net income (loss)	$0.04	($0.02)

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	11,009,825	10,283,515

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$466,440	$(253,623)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	15,992	14,217
Amortization of capitalized software	62,583	62,586
Gain on sale of fixed assets	(1,465)	—
Changes in operating assets and liabilities
Accounts receivable	(313,769)	(459,291)
Other receivables and prepaid expenses	29,515	(60,541)
Accounts payable and accrued expenses	289,177	508,335
Deferred revenue	(72,049)	(18,251)

Net cash provided (used) by operating activities	476,424	(206,568)

Cash flows from investing activities:
Purchases of fixed assets	(16,313)	(3,738)
Proceeds from sale of fixed assets	1,465	—

Net cash used by investing activities	(14,848)	(3,738)
Cash flows from financing activities:
Net payments under revolving line of credit	(689,017)	134,000

Net cash (used) provided by financing activities	(689,017)	134,000

Net decrease in cash and cash equivalents	(227,441)	(76,306)

Cash and cash equivalents at beginning of the period	317,921	80,502

Cash and cash equivalents at end of the period	$90,480	$4,196

Supplemental cash flow Information
Interest paid	$31,666	$35,492

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

PART I

Item 1. Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2. Stock-based Compensation

The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plan is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2004 was fifteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plan been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings would have been:

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

2. Stock-based Compensation (cont.)

		Three months ending September 30,		Nine months ending September 30,
		2004	2003	2004	2003
Net income (loss)	As reported	$354,092	$10,682	$466,440	$(253,623)
	Pro forma	$350,703	$4,185	$450,743	$(272,677)
Net income (loss)	As reported	$0.03	$0.00	$0.05	$(0.02)
per share basic	Pro forma	$0.03	$0.00	$0.04	$(0.03)
Net income (loss)	As reported	$0.03	$0.00	$0.04	$(0.02)
per share diluted	Pro forma	$0.03	$0.00	$0.04	$(0.03)

3. Recovery of Bad Debt

During the third quarter of fiscal 2004, Information Analysis Incorporated recovered past due receivables, which had been reserved as uncollectible in 2000, in the amount of $289,902, net of attorney’s fees.

4. Net Income (Loss) Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2004:
Income available to common stockholders	$354,092	10,283,515	$0.03
Effect of dilutive stock options	—	145,676	—
Effect of dilutive warrants	—	90,217	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended September 30, 2004:	$357,842	11,019,408	$0.03

Basic net income per common share for the three months ended September 30, 2003:
Income available to common stockholders	$10,682	10,283,515	$0.00
Effect of dilutive stock options	—	1,294	—
Effect of dilutive warrants	—	44,659	—
Effect of dilutive convertible notes	—	—	—
Diluted net income per common share for the three months ended September 30, 2003:	$10,682	10,329,468	$0.00

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

4. Net Income (Loss) Per Share (cont.)

	Net Income	Shares	Per Share Amount
Basic net income per common share for the nine months ended September 30, 2004:
Income available to common stockholders	$466,440	10,283,515	$0.05
Effect of dilutive stock options	—	131,799	—
Effect of dilutive warrants	—	94,511	—
Effect of dilutive convertible notes	11,250	500,000	—
Diluted net income per common share for the nine months ended September 30, 2004:	$477,690	11,009,825	$0.04

Basic net loss per common share for the nine months ended September 30, 2003:
Income available to common stockholders	$(253,623)	10,283,515	$(0.02)
Effect of dilutive stock options, warrants, and convertible notes	—	—	—
Diluted net loss per common share for the nine months ended September 30, 2003:	$(253,623)	10,283,515	$(0.02)

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

Three Months Ended September 30, 2004 Versus Three Months Ended September 30, 2003

Revenue

IAI’s revenues in the third quarter of fiscal 2004 were $2,438,440, compared to $1,483,104 in the third quarter of fiscal 2003, an increase of 64.4%. Professional services revenue was $2,255,127 versus $1,426,486, an increase of 58.1%, and product revenue was $183,313 versus $56,618, an increase of 223.8%. The increase in professional services revenue is due primarily to newer contracts on which work began during the end of fiscal 2003 and in fiscal 2004. The increase in product revenue is primarily due to non-recurring sales of licenses for Adobe forms products and an arrangement with Adobe’s government sector forms software distributor whereby a specified margin on direct sales that IAI brings to the distributer flows directly to IAI. The Company continues to have a steady pipeline of bidding opportunities for new and follow-on business. Revenues are expected to maintain their current levels or to increase in the remainder of IAI’s fiscal year 2004.

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

Three Months Ended September 30, 2004 Versus Three Months Ended September 30, 2003 (cont.)

Gross Margins

Gross margin was $486,002, or 19.9% of sales, in the third quarter of fiscal 2004 versus $283,653, or 19.1% of sales, in the third quarter of fiscal 2003. Of the $486,002 in 2004, $478,555 was attributable to services and $7,447 was attributable to software sales. Gross margin, as a percentage of sales, was 21.2% for professional services and 4.1% for software sales for third quarter 2004. In the third quarter of 2003, the Company reported gross margins of 20.1% for professional services and (4.7%) for software sales. Professional services gross margin percentage is basically unchanged compared to fiscal 2003. The increase in software sales gross margin is attributed to a greater volume of sales of Adobe software during the third quarter of 2004 versus the same period in 2003, which offsets amortization of capitalized software development costs to a greater extent. Software sales gross margin has been affected traditionally by the amortization of the capitalized cost of the ICON’s suite of conversion tools. The capitalized cost of ICONS is fully amortized as of September 30, 2004, therefore IAI expects improved margins on future software sales as reported.

Other Operating Income

During the third quarter of fiscal 2004, Information Analysis Incorporated recovered past due receivables, which had been reserved as uncollectible in 2000, in the amount of $289,902, net of attorney’s fees. There were no such recoveries in the same period in 2003.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $416,803, or 17.1% of revenues, in the third quarter of 2004 versus $263,637, or 17.8% of revenues, in the third quarter of 2003. The increase in SG&A is partially due to non-recurring officer bonuses totaling $30,000 related to the recovery of past due receivables described above. Additional increases in SG&A are related to recruiting fees for employees with clearances and commissions on sales. The Company continues to control expenses and reduce them wherever practical, and believes that only marginal increases in SG&A will result from increases in the number of contracts under which it operates.

Profits

The Company generated income from operations of $359,101 in the third quarter of 2004 compared to income from operations of $20,016 in the third quarter of 2003. There was net income of $354,092 for the third quarter of 2004 versus net income of $10,682 for the same period in 2003. The change in profitability, excluding the effect of the recovery of the past due receivables, which added $289,902 to net income, is directly related to increased sales based largely on the addition of new contracts during the end of 2003 and in 2004. IAI believes that its current backlog of contracts, in addition to its pipeline of new opportunities, will enable it to maintain profitability in the remainder of its fiscal year 2004.

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

Nine Months Ended September 30, 2004 Versus Nine Months Ended September 30, 2003

Revenue

IAI’s revenues in the first nine months of fiscal 2004 were $6,712,282, compared to $3,585,554 in the first nine months of fiscal 2003, an increase of 87.2%. Professional services revenue was $6,314,575 versus $3,338,714, an increase of 89.1%, and product revenue was $397,707 versus $246,840, an increase of 61.1%. The increase in professional services revenue is due primarily to newer contracts on which work began in the end of fiscal 2003 and in fiscal 2004. The increase in product revenue is primarily due to non-recurring sales of licenses for Adobe forms products and an arrangement with Adobe’s government sector forms software distributor whereby a specified margin on direct sales that IAI brings to the distributer flows directly to IAI. The increase in product revenue is also due to sales of IAI’s ICONS suite of conversion tools versus no sales of ICONS for the first nine months of fiscal 2003. The Company continues to have a steady pipeline of bidding opportunities for new and follow-on business. Revenues are expected to maintain their current levels in the remainder of IAI’s fiscal year 2004.

Gross Margins

Gross margin was $1,299,736, or 19.4% of sales, in the first nine months of fiscal 2004 versus $733,466, or 20.5% of sales, in the first nine months of fiscal 2003. Of the $1,299,736 in 2004, $1,216,107 was attributable to professional services and $83,629 was attributable to software sales. Gross margin, as a percentage of sales, was 19.3% for professional services and 21.0% for software sales for the first nine months of 2004. In the same period of 2003, the Company reported gross margins of 21.8% for professional services and 1.8% for software sales. The decrease in professional services gross margin as a percentage of sales is attributed to the increased use of subcontractors versus employees on contracts that were added since the third quarter of 2003. Management’s use of subcontractors has allowed IAI to utilize specialized skill sets of those employed elsewhere in order to win both broad-based and specialized contracts, and has allowed IAI to win shorter-term contracts without carrying employees on overhead after contracts expire. The increase in software sales gross margin percentage is attributed to the addition of contracts since September 30, 2003, under which the Company collects licensing fees for its ICONS suite of conversion software. There were no ICONS sales in the nine months ending September 30, 2003. Software sales gross margin has been affected traditionally by the amortization of the capitalized cost of the ICONS suite of conversion tools. The capitalized cost of ICONS is fully amortized as of September 30, 2004, so IAI expects improved margins on future software sales as reported.

Other Operating Income

During the third quarter of fiscal 2004, Information Analysis Incorporated recovered past due receivables, which had been reserved as uncollectible in 2000, in the amount of $289,902, net of attorney’s fees. There were no such recoveries in the nine months ended September 30, 2003.

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

Nine Months Ended September 30, 2004 Versus Nine Months Ended September 30, 2003 (cont.)

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $1,097,314, or 16.3% of revenues, in the first nine months of 2004 versus $966,592, or 27.0% of revenues, in the first nine months of 2003, representing an increase of $130,722, or 13.5%. The increase in SG&A is partially due to non-recurring officer bonuses totaling $30,000 related to the recovery of past due receivables described above. Additional increases in SG&A are related to recruiting fees for employees with clearances and commissions on sales. The decrease in SG&A as a percentage of revenue is attributed to a combination of higher revenue under a greater number of contracts and IAI’s continuing efforts to control expenses and reduce them wherever practicable. Management believes that only marginal increases in SG&A will result from increases in the number of contracts under which it operates.

Profits

The Company generated operating income of $492,324 in the first nine months of 2004 compared to an operating loss of $233,146 in the first nine months of 2003. There was net income of $466,440 for the first nine months of 2004 versus a net loss of $253,623 for the same period in 2003. The change in profitability, excluding the effect of the recovery of the past due receivables, which added $289,902 to the net income, is directly related to increased sales based largely on the addition of new contracts during the end of 2003 and in 2004. IAI believes that its current backlog of contracts, in addition to its pipeline of new opportunities, will enable it to maintain profitability in the remainder of its fiscal year 2004.

Liquidity and Capital Resources

Through the first nine months of 2004, the Company financed its operations from current collections and through its bank line of credit. Cash and cash equivalents at September 30, 2004 were $90,480 compared to $317,921 at December 31, 2003. As of September 30, 2004 the Company had no outstanding balance on its line of credit versus an outstanding balance of $689,017 at December 31, 2003.

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $525,000. The line of credit is callable on demand, and expires on December 5, 2004. The Company was technically in default of certain financial covenants as of the periods reported herein. Management believes the line of credit will be renewed at substantially equivalent terms. Should the lender demand payment of any outstanding balance, or fail to renew the credit facility upon expiration, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance Line of credit. The Company is in negotiations with various organizations to obtain a new line of credit or alternative sources of financing.

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

Liquidity and Capital Resources (cont.)

The Company issued convertible notes in 2001 in the amount of $125,000 that came due on September 30, 2004. The Board of Directors voted to obtain agreements with the note holders, at their option, to extend the maturity dates of the notes under the current terms for an additional year, thereby enabling the note holders to retain their conversion privileges as to the amounts of their notes. All holders of the convertible notes opted to extend the maturity for one year, to September 30, 2005.

The current line of credit, or a similar new credit facility, when coupled with funds generated from operations, should be sufficient to meet the Company’s operating cash requirements. The Company, however, may periodically be required to delay timely payments of its accounts payable. Cash flow from operations may not be sufficient to provide additional working capital necessary to repay approximately $168,000 of past due payables.

The Company cannot state with certainty that it will not need additional cash resources at some point within the next year. Accordingly, the Company may from time to time consider additional equity offerings to finance business expansion. The Company is uncertain that it will be able to raise additional capital.

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

(b) Changes in Internal Control over Financial Reporting. There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. There have been no significant changes subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:

See Exhibit Index on page	14.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 10, 2004	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board,
Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President,
Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Third Quarter 2004 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 17

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18