Form 10KSB
period 2004-12-31
INFORMATION ANALYSIS INC
filed 2005-03-30
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-22405

Information Analysis Incorporated

(Name of small business issuer in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road, Suite 201, Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703) 383-3000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $ 9,308,909

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,147,908 as of March 21, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 10,283,515 shares Common Stock, $0.01 par value, as of March 21, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

Information Analysis Incorporated	2004 Report on Form 10-KSB

i

Information Analysis Incorporated	2004 Report on Form 10-KSB

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

PART I

Item 1. Description of Business

Overview of Market

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems. Since its inception, we have performed software development and conversion projects for over 100 commercial and government clients including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Customs Service, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization and to developing web-based solutions for agencies of the federal government.

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

Currently, the options available to modernize these systems are many. Performance and capacity of client server systems, both UNIX and .NET, rival the traditional mainframe systems. There is a plethora of software that can interface with legacy systems via PC interfaces. New software development languages also allow users to warehouse and data-mine information from legacy databases. Finally, the arrival of the internet and intranet technology offers a different approach for collecting and processing large volumes of user transactions, processes which are the forte of older legacy systems.

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

The web solutions market is the fastest growing segment of the computer consulting business as individuals, small companies, large companies, and governmental agencies rush to establish a presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building web-sites and typically have many short duration projects. More complex web applications generally require knowledge of clients’ back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. These types of applications, however, should become more prominent in the future as web-based solutions continue to evolve thereby resulting in increasing opportunities for those with the requisite skill sets and experience.

Information Analysis Incorporated	2004 Report on Form 10-KSB

The commercial and government sectors of the market can be quite different in their requirements for web-based applications as many companies are generally interested in cataloging and selling items whereas government agencies wish to disseminate data to the citizenry. There is some overlap in common functionality when web applications are designed for procurement transactions or customer relations. What distinguishes the government requirements is that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Any company that wishes to develop governmental web applications must address the forms issue. Adobe FormFlow and Adobe ReachForm (previously known under the JetForm and Accellio brand names), the electronic forms products resold and supported by IAI, are the predominant forms software in the federal government.

Description of Business and Strategy

Since the mid-1990’s we have migrated clients from older computer languages generally associated with legacy computer systems to more modern languages used with current-day computer system platforms. In fixing their legacy systems to comply with Y2K dates impacts, many organizations became aware of the evolving obsolescence of these systems and are now beginning to fund their modernization. In addition, as part of this modernization, many organizations wish to extend these legacy systems to interface with web-based applications. Our strategy has been to develop and/or acquire tools that will facilitate the modernization process and differentiate the Company’s offerings in the marketplace.

In 2004, we aligned with Micro Focus, an established company in the legacy COBOL environment, to participate in an effort intended to promote, quickly and cost-effectively, the conversion of large legacy mainframe systems to PC server platforms. Micro Focus has developed a suite of products that simplify the conversion process and enable the entry screens to be internet accessible. The convergence of these tools with the recent advancements in hardware performance of PC servers has finally permitted users to substantially reduce their annual mainframe hardware maintenance costs. As an authorized reseller and installer of the tools, we can derive revenue from software sales and installation services as well as garner supplementary programming services that typically occur with each engagement.

Over the last six months we have successfully completed two engagements in the Department of Defense that have proven the viability and efficacy of these tools. In addition, Micro Focus has provided us with dozens of qualified leads, both commercial and government, that both companies are working on as a team. In addition, we have joined the Mainframe Migration Alliance (MMA) composed of companies such as Microsoft and Micro Focus. This alliance is expected to bring us increased market exposure and additional sales leads. We expect this strategy to be a major contributor to our growth and profitability over the next three years

Previously, we have developed a series of workbench tools called ICONS. These tools, used in conjunction with our methodology, enhance a programmer’s ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL, and Unisys COBOL. ICONS will facilitate our ability to provide systems modernization services to companies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and internet platforms. A number of leads derived from Micro Focus and Microsoft require use of our ICONS tools as a precursor to implementing the Micro Focus solution.

We have structured our company to address the wide range of requirements that we envision the market will demand. We believe that the Micro Focus tool suite and the suite of ICONS tools will give us a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors. The diverse capabilities of our staff in mainframe technology and client server implementations help to assure that our staff can analyze the original systems properly to conduct accurate and thorough conversions.

Our modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of our professional staff can perform both technical and business requirements analyses, and prepare general and detail design documentation, develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at client sites or at our premises, which has mainframe and client server facilities for the use of our personnel.

Information Analysis Incorporated	2004 Report on Form 10-KSB

Our strategy to exploit the conversion and modernization market is also based on forming partnerships with large IT consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These firms have established relationships with these clients, who rely on their advice in selecting tools and services to modernize legacy systems. We have been successful in forming their partnerships with firms such as IBM, EDS, Northrup Grumman, Unisys, SI International, and Oracle. These partnerships have resulted in significant contracts in the past and are important in procuring future business for us.

In addition to gaining new business, we will focus on retaining and growing existing contracts.

We are also using the experience we have acquired as an Adobe Capture, FormFlow, Capture Enterprise and ReachForm reseller to help secure engagements for web-based applications requiring forms. The Adobe products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms. We have used this expertise to penetrate a number of federal government clients and build sophisticated web applications. Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. Our company has built a core group of professionals that can build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2005 and leverage the company’s outstanding reputation with federal clients to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), Immigration and Naturalization Service (INS), General Services Administration (GSA), Army Reserve, and U.S. Air Force Logistics Command (AFLC).

Competition

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies which purport to substantially automate the process through software tools including Alydaar, Crystal Systems Solutions and Sapiens International. “Off the shelf” software for enterprise resource planning, such as SAP and Baan, provides an additional source of competition, although, to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of our competitors have greater name recognition than our company, a larger, more established customer base, and significantly greater financial and market resources.

Patents and Proprietary Rights

We depend upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its methodologies, databases and software. We have not filed any patent applications covering our methodologies and software. We distribute ICONS under agreements that grant customers non-exclusive licenses and contain terms and conditions restricting the disclosure and use of our databases or software and prohibiting the unauthorized reproduction or transfer of its products. In addition, we attempt to protect the secrecy of our proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants.

We also seek to protect the source code of ICONS as trade secrets and under copyright law. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data can be protected, the actual data is not, and others are free to create software performing the same function. We believe, however, that the creation of competing databases would be very time consuming and costly.

Information Analysis Incorporated	2004 Report on Form 10-KSB

Backlog

As of December 31, 2004, we estimated our backlog at approximately $22.6 million, of which over $4.7 million was funded. Of the entire backlog, we believe approximately 37% will be completed by December 31, 2005. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Employees

As of December 31, 2004, we employed 33 full-time and 7 part-time individuals. In addition, we maintained independent contractor relationships with 24 individuals for professional information technology services. Approximately 80% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

Item 2. Description of Property

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on March 31, 2007.

Item 3. Legal Proceedings

We are not aware of any legal proceedings against it at this time.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On November 16, 2004, IAI held its Annual Meeting of Stockholders.

(b)	The vote for the election of Directors was as follows:

(i)	Rosenberg –	9,633,129 FOR,	63,255 WITHHELD
(ii)	May -	9,623,129 FOR,	73,255 WITHHELD
(iii)	Wachtel -	9,632,129 FOR,	64,255 WITHHELD
(iv)	Wester -	9,633,129 FOR,	63,255 WITHHELD

(c)	The vote for ratification of the selection of Rubino & McGeehin, Chtd. as our Independent Auditors for 2004 was as follows:

9,678,834 FOR,	15,800 AGAINST,	1,750 ABSTAIN

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported:

	Fiscal Year Ended December 31, 2004 Quarter Ended:				Fiscal Year Ended December 31, 2003 Quarter Ended:
	3/31/04	6/30/04	9/30/04	12/31/04	3/31/03	6/30/03	9/30/03	12/31/03
High	$0.38	$0.53	$0.48	$0.43	$0.18	$0.40	$0.20	$0.34
Low	$0.21	$0.33	$0.23	$0.22	$0.08	$0.13	$0.13	$0.13

Information Analysis Incorporated	2004 Report on Form 10-KSB

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2004, the Company had 119 stockholders of record. The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate the payment of cash dividends to the holders of Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities:

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

During 2004 our sales and marketing organizations were focused to capitalize on our services and tools to address the legacy modernization/conversion market, provide legacy and post-conversion database support and develop and support database-backed web portals and other web-based solutions.

In 2004 we had net income from operations of $606,424. Our accumulated stockholders’ equity is now $132,992. Our expenses related to sales, marketing, and administrative infrastructure increased in 2004, but declined as a percentage of revenue. As we continue to build backlog, management believes the company’s economic prospects will improve.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Consolidated Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2004	December 31, 2003
Revenue	100.0%	100.0%
Cost of Goods Sold	78.8%	80.3%

Gross Profit	21.2%	19.7%
Operating Expenses Selling, general and administrative	(17.8)%	(23.5)%
Other operating income	3.1%	0.0%

Income (loss) from operations	6.5%	(3.8)%
Other expense	(0.4)%	(0.5)%

Income (loss) before income taxes	6.1%	(4.3)%
Provision for income taxes	0.0%	0.0%

Net income (loss)	6.1%	(4.3)%

Information Analysis Incorporated	2004 Report on Form 10-KSB

2004 Compared to 2003

Revenue. Revenue for the 2004 fiscal year increased $3.9 million, or 73.4%, to $9.3 million from $5.4 million in fiscal year 2003. Revenue from professional services increased $3.6 million, or 73.1%, to $8.6 million in fiscal year 2004 from $5.0 million in fiscal year 2003. Revenue from software sales increased $0.3 million, or 77.2%, to $0.7 million in 2004 from $0.4 million in fiscal year 2003.

Gross Profit. Gross profit was $2.0 million in 2004 versus $1.1 million in 2003, or 21.2% of revenue in 2004 compared to 19.7% of revenue in 2003. Professional services gross margin was $1.7 million, or 19.9% of revenue in 2004, compared to $1.0 million, 20.6% of revenue in 2003. The decrease in professional services gross margin was attributable to contracts which primarily involve the use of consultants versus employees for professional services and increases in price competition for new contracts. Software sales gross margin was 37.6% of revenue in 2004, up from 8.0% in 2003. The increase in software sales gross margin was due to an increase in sales of the Company’s ICONS software tools versus the prior year, and some increase in margins on the Company’s resale of Adobe forms-related software and maintenance in 2004. IAI’s partnership with Adobe improved as the Company may now purchase its software and maintenance packages directly from Adobe instead of through a designated third party. Also, the ICONS suite of conversion tools became fully amortized on September 30, 2004, versus a full year of amortization expense in 2003.

Selling, General and Administrative (SG&A). SG&A expense for 2004 increased 31.2% to $1.7 million, or 17.8% of revenue, from $1.3 million, or 23.5% of revenue, in 2003. The increase in SG&A is due to a return to full-time hours for selected administrative employees, an increase in the use of recruiters for hiring, particularly for contracts where personnel with security clearances are needed, the payment of bonuses, increases in commissions (for increases in sales), and the depreciation associated with upgrading the computers and tools necessary to perform both contract and administrative functions.

Liquidity and Capital Resources

Our profits in 2004, when combined with our beginning cash and cash equivalents balance and borrowings under our revolving line of credit were sufficient to provide financing for our operations. For 2004, net cash used by operating, investing and financing activities was $202,004, which when subtracted from a beginning balance of $317,921 yielded cash and cash equivalents of $115,917 at year end.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $500,000. The line of credit is callable on demand, and next expires on June 16, 2005. Management believes the line of credit will be renewed at substantially equivalent terms.

We have outstanding convertible notes in the amount of $125,000. These notes originally came due on September 30, 2004. All of the note holders offered, and we accepted, a one-year extension of the maturity of the notes. We believe that we will be able to retire the notes on the due date if the conversion privilege has not yet been exercised.

We are in negotiations with various organizations to obtain a new line of credit. The current line of credit, or a similar new credit facility, when coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet our operating cash requirements. We, however, may periodically be required to delay timely payments of its accounts payable. Cash flow from operations may not be sufficient to provide additional working capital necessary to repay approximately $168,000 of past due payables.

We cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2005. Accordingly, we may from time to time consider additional equity offerings to finance business expansion. We are uncertain that we will be able to raise additional capital.

Information Analysis Incorporated	2004 Report on Form 10-KSB

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

Item 8B. Other Information

None

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

Sandor Rosenberg, 58, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Rosenberg holds a BS degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Richard S. DeRose, 66, has been Executive Vice President since 1991. From 1979 to 1991 he served as the President and CEO of DHD, Inc. and was a founder of the company. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a BS degree in Science from the US Naval Academy and an MS degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Information Analysis Incorporated	2004 Report on Form 10-KSB

Stanley A. Reese, 48, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 18 years experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a BA in History from George Mason University.

Charles A. May, Jr., 67, is a consultant focusing on national security and defense conversion issues. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters, US Air Force, Washington, D.C. He is a graduate of the US Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College and has completed the University of Pittsburgh’s Management Program for Executives.

Bonnie K. Wachtel, 49, has served as vice president and general counsel of Wachtel & Co., Inc., a Washington, D.C.-based brokerage and investment banking firm, since 1984. Ms. Wachtel holds BA and MBA degrees from the University of Chicago and a JD from the University of Virginia. Ms. Wachtel is a Certified Financial Analyst. She is a director of Integral Systems, Inc., a provider of computer systems and software for the satellite communications market; and VSE Corporation, a provider of technical services to the federal government.

James D. Wester, 66, has been a computer services marketing consultant for more than 16 years. Since 1984, he has been president of Results, Inc., a computer services marketing firm. Mr. Wester holds a BME degree from Auburn University and an MBA from George Washington University.

There are no family relationships between any directors or executive officers of the Company.

Audit Committee Financial Expert

Our Board of Directors has determined that it has one financial expert, Bonnie K. Wachtel, serving on its audit committee. Ms. Wachtel was educated as a business executive in graduating with her MBA from University of Chicago, and she is a principal and vice president of Wachtel & Co., Inc., where she is a financial analyst. Ms. Wachtel has been determined to be independent within the meaning of the Exchange Act.

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

Based solely on a review of the copies of such forms furnished to the Company, no executive officer, Director or 10% beneficial owner failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act.

Information Analysis Incorporated	2004 Report on Form 10-KSB

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is available for viewing on the Company’s primary web site, located at http://infoa.com/investors.html. We will provide a copy of its code of ethics to any person without charge upon written request addressed to Information Analysis Incorporated, Attn: Richard DeRose, 11240 Waples Mill Road, Suite 201, Fairfax, Virginia 22030.

Item 10. Executive Compensation

The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2004 (collectively “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options (#)
Sandor Rosenberg Chairman of the Board and Chief Executive Officer	2004 2003 2002	$ $ $	114,987 93,994 125,000	16,000 — —	— — —
Richard S. DeRose Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	114,987 93,994 125,000	16,000 — —	— 50,000 —
Stanley A. Reese Senior Vice President and Chief Operating Officer	2004 2003 2002	$ $ $	114,987 95,076 125,000	16,000 — —	— 50,000 —

No Named Executive Officer has received any perquisite or benefit, securities, or property that exceeded the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

No executive officers were awarded options or stock appreciation rights during the year ended December 31, 2004 (table omitted).

The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the Named Executive Officers. The value of unexercised in-the-money options at December 31, 2004 equals the market value of the underlying common stock at December 31, 2004 minus the option exercise price. The fair market value of the Company’s common stock at December 31, 2004 was $0.40.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2004		Value of Unexercised In-the-Money Options at 12/31/2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard S. DeRose	—	$—	192,900	25,000	$4,500	$4,500
Stanley A. Reese	—	$—	203,750	25,000	$14,500	$4,500

Compensation of Directors

Standard Arrangements. Directors of the Company who are not executive officers of the Company may receive a stipend of $500 per quarter plus reimbursement of reasonable expenses incurred in attending meetings. Each director received cash stipends totaling $2,000 for serving for the 2004 fiscal year, and no stipend for the fiscal year ending December 31, 2003.

Information Analysis Incorporated	2004 Report on Form 10-KSB

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,900,350	$0.88	164,300
Equity compensation plans not approved by security holders	0
Total	1,900,350	$0.88	164,300

The following table sets forth, as of March 21, 2005, the number of shares and percentage of the our Common Stock owned by all persons known by us to own beneficially more than 5% of our Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. This information has been obtained in part from such persons and in part from our records. Each person has sole voting and investment power with respect to the shares indicated except for shares which may be acquired upon exercise of options and as otherwise noted.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED (2)		% OF CLASS
Sandor Rosenberg, Chairman, CEO, and Director	1,832,800	(3)	17.7%
Richard S. DeRose, Executive Vice President	390,900	(4)	3.7%
Stanley A. Reese, Senior Vice President	225,750	(5)	2.2%
Charles A. May, Jr., Director	66,000	(6)	*
Bonnie K. Wachtel, Director	232,800	(7)	2.2%
James D. Wester, Director	429,355	(8)	4.1%
Kenneth Parsons	712,500	(9)	6.5%
Traditions LP	1,000,000		9.7%

All directors and executive officers as a group	3,177,605	(10)	28.2%

*	less than 1%
(1)	The address of all beneficial holders is care of the Company, except Ms. Wachtel, whose address of record is 1101 14th St. NW, Washington, DC 20001.
(2)	All shares are held outright by the individuals listed. References to options and conversion privileges include all options and conversion privileges exercisable within 60 days of March 21, 2005.
(3)	Includes 80,000 shares issuable upon conversion of a convertible note.
(4)	Includes 192,900 options.

Information Analysis Incorporated	2004 Report on Form 10-KSB

(5)	Includes 203,750 options.
(6)	Includes 26,000 options 40,000 shares issuable upon conversion of a convertible note.
(7)	Includes 23,000 options and 100,000 shares issuable upon conversion of a convertible note.
for which Wachtel & Co., Inc is the beneficial owner. Ms. Wachtel disclaims ownership of these shares.
(8)	Includes 200,000 options and 100,000 shares issuable upon conversion of a convertible note.
(9)	Includes 712,500 options.
(10)	Includes 595,650 options and 320,000 shares issuable upon conversion of convertible notes.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits

(a) (1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations and Comprehensive Income	F-3
	Consolidated Statements of Changes in Stockholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6 - F-17

(a) (2)	Exhibits:
See Exhibit Index on page 13.

(b)	On November 21, 2003, the Company filed a press release, “Information Analysis Inc. Reports Third Quarter Results”, on Form 8-K. Attached as an exhibit were condensed consolidated financial statements including Balance Sheet as of September 30, 2003 and Income Statements for the three months and nine months ended September 30, 2003.

Item 14. Principal Accountant Fees and Services

The following table is a summary of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant.

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$45,500	$38,500
Audit-Related Fees - Out of Pocket Expenses	1,249	636
Tax Fees	2,939	3,505
Other Fees
- Audit of Information Analysis Incorporated Profit Sharing Plan for the year ended December 31, 2003	8,500
- General consulting and related research pertaining to SBA qualifications, pension and benefit plans, and stock options	1,345
- Audit of Information Analysis Incorporated Profit Sharing Plan for the years ended December 31, 2000, 2001 and 2002		12,500
- Research tax loss carry forward rules		1,425

Total Fees and Services	$59,533	$56,566

Information Analysis Incorporated	2004 Report on Form 10-KSB

The Audit Committee directly engages the Independent Certified Public Accountants as it relates to the audit of the Company’s fiscal year and the reviews of its fiscal quarters and the associated fees. The percentages of services other than Audit Fees that were approved by the audit committee in 2004 and 2003 are 39.4% and 30.8% respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
March 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sandor Rosenberg Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 28, 2005

/s/ Charles A. May, Jr. Charles A. May	Director	March 28, 2005

/s/ Bonnie K. Wachtel Bonnie K. Wachtel	Director	March 28, 2005

/s/ James D. Wester James D. Wester	Director	March 28, 2005

/s/ Richard S. DeRose Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 28, 2005

/s/ Matthew T. Sands Matthew T. Sands	Controller	March 28, 2005

Information Analysis Incorporated	2004 Report on Form 10-KSB

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

4.2	Form of Warrant issued in December 1999 and January 2000	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.3	Common Stock and Warrant Purchase Agreement dated December 1999	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.4	Form of 12% 3 year convertible note	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

4.5	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1986 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on December 20, 1988

10.4	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.5	Line of Credit Agreement with First Virginia Bank (Now Branch Bank and Trust)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1995 and filed April 15, 1996 (Commission File No. 33-9390).

Information Analysis Incorporated	2004 Report on Form 10-KSB

10.8	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.9	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.10	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Filed with this Form 10-KSB, page 16

23.1	Consent of Independent Registered Public Accounting Firm, Rubino & McGeehin, Chartered	Filed with this Form 10-KSB, page 15

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-KSB, page 17

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-KSB, page 18

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 19

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 20

Information Analysis Incorporated	2004 Report on Form 10-KSB

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Analysis Incorporated and subsidiary as of December 31, 2004, and the consolidated results of their operations and cash flows for each of the two years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Information Analysis Incorporated and subsidiary will continue as a going concern. As discussed in Note 15, the Company has suffered recurring losses from operations and has cash flows problems and financing requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rubino & McGeehin, Chartered

Bethesda, Maryland
February 11, 2005

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$115,917
Accounts receivable, net of allowance of $129,617	2,169,790
Note receivable	85,000
Prepaid expenses	47,579
Other receivables	6,910

Total current assets	2,425,196

Fixed assets, net of accumulated depreciation and amortization of $402,969	34,551
Other assets	7,447
Investments	3,000

Total assets	$2,470,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,566,788
Accrued payroll and related liabilities	277,172
Revolving line of credit	219,650
Notes payable	125,000
Deferred revenue	83,844
Other accrued liabilities	64,748

Total liabilities	2,337,202

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,788,126 shares issued, 10,283,515 shares outstanding	117,881
Additional paid-in capital	14,122,019
Accumulated deficit	(13,243,595)
Accumulated other comprehensive income (loss)	(9,000)
Treasury stock, 1,504,611 shares, at cost	(854,313)

Total stockholders’ equity	132,992

Total liabilities and stockholders’ equity	$2,470,194

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the years ended December 31,
	2004	2003
Sales
Professional fees	$8,635,219	$4,988,551
Software sales	673,690	380,086

Total sales	9,308,909	5,368,637

Cost of sales
Cost of professional fees	6,916,594	3,962,669
Cost of software sales	420,202	349,587

Total cost of sales	7,336,796	4,312,256

Gross profit	1,972,113	1,056,381

Selling, general and administrative expenses	(1,655,591)	(1,262,127)
Other operating income	289,902	—

Income (loss) from operations	606,424	(205,746)
Other expenses	(34,672)	(27,885)

Income (loss) before provision for income taxes	571,752	(233,631)
Provision for income taxes	—	—

Net income (loss)	571,752	(233,631)

Unrealized loss on available-for-sale securities	(3,000)	—

Comprehensive income	$568,752	$(233,631)

Earnings per common share - basic
Net income (loss)	$0.06	$(0.02)

Earnings per common share - diluted
Net income (loss)	$0.05	$(0.02)

Weighted average common shares outstanding
Basic	10,283,515	10,283,515

Diluted	11,015,724	10,283,515

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, December 31, 2002	11,788,126	$117,881	$14,122,019	$(13,581,716)		$(6,000)	$(854,313)	$(202,129)
Net loss	—	—	—	(233,631	)-	—	—	(233,631)

Balances, December 31, 2003	11,788,126	117,881	14,122,019	(13,815,347)		(6,000)	(854,313)	(435,760)
Net Income	—	—	—	571,752		—	—	571,752
Unrealized loss on available- for-sale securities	—	—	—	—		(3,000)	—	(3,000)

Comprehensive income	—	—	—	—		—	—	568,752

Balances, December 31, 2004	11,788,126	$117,881	$14,122,019	$(13,243,595)		$(9,000)	$(854,313)	$132,992

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$571,752	$(233,631)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	22,159	18,828
Amortization of capitalized software	62,583	83,448
Gain on sale of fixed assets	(1,465)	—
Changes in operating assets and liabilities
Accounts receivable	(648,927)	(696,544)
Other receivables and prepaid expenses	107,279	(72,423)
Accounts payable and accrued expenses	230,296	860,945
Deferred revenue	(52,260)	(2,013)

Net cash provided (used) by operating activities	291,417	(41,390)

Cash flows from investing activities:
Acquisition of furniture and equipment	(25,519)	(7,208)
Proceeds from sale of fixed assets	1,465	—

Net cash used by investing activities	(24,054)	(7,208)

Cash flows from financing activities:
Net (payments) proceeds under line of credit	(469,367)	286,017

Net cash (used) provided by financing activities	(469,367)	286,017

Net (decrease) increase in cash and cash equivalents	(202,004)	237,419
Cash and cash equivalents, beginning of the year	317,921	80,502

Cash and cash equivalents, end of the year	$115,917	$317,921

Supplemental cash flow information
Interest paid	$35,462	$44,236

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Operations

Information Analysis Incorporated (the Company) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, International Software Service Corporation. Upon consolidation, all material intercompany accounts, transactions and profits are eliminated.

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

Revenue Recognition

The Company provides services under various pricing arrangements. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from firm-fixed-price contracts is recognized as work is performed, with costs and estimated profits recorded on the basis of direct and indirect costs incurred. Revenue from time and material contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Contract losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue from software sales is recognized upon delivery, when collection of the receivable is probable. Maintenance revenue is recognized ratably over the maintenance period.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998, and concluded that it operates in one business segment, providing products and services to modernize client information systems.

Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Audits by DCAA were completed through the year ended December 31, 1997. No amounts were changed as a result of the audits. Since the Company has entered into no cost-plus contracts since 1997, management is of the opinion that any disallowance of costs for subsequent fiscal years by government auditors, other than amounts already provided, will not materially affect the Company’s financial statements.

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

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Software Development Costs

The Company capitalized costs related to the development of the ICONS software product. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs began when technological feasibility was established and ended when the product was available for general release to customers. Amortization was computed and recognized for the product when available for general release to customers based on the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or, (b) the straight-line method over the economic life of the product. Capitalized costs and amortization periods are management’s estimates.

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

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock options, warrants and convertible notes are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based payment, or SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123R is scheduled to be effective for the Company beginning January 1, 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

The impact of adoption of SFAS No. 123R cannot be predicted at this time because that will depend on the method of adoption elected, the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net income (loss) and pro forma income (loss) per share in Note 12.

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Market Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, notes receivable, accounts payable, and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Fair Market Value of Available-for-Sale Securities

The Company maintains investments in certain available-for-sale securities as defined in Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are reported at estimated fair market value, with unrealized gains and losses excluded from earnings and reported separately as other comprehensive income. Where available-for-sale securities are not traded on a public exchange, the fair market value is determined by consulting with professional investment managers who are familiar the individual securities.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Receivables

Accounts receivable at December 31, 2004, consist of the following:

Billed-federal government	$1,948,740
Billed-commercial and other	337,891

Total billed	2,286,631
Unbilled	12,776
Less: allowance for doubtful accounts	(129,617)

Accounts receivable, net	$2,169,790

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

At December 31, 2004, there are notes receivable from a customer in the amounts of $75,000 and $10,000. The $75,000 note is collateralized by a third party’s holdings of 500,000 shares of the Company’s stock. The notes bear interest of 7% and are due June 30, 2005.

During the third quarter of fiscal 2004, Information Analysis Incorporated recovered past due receivables, which had been reserved as uncollectible in 2000, in the amount of $289,902, net of attorney’s fees.

3.	Fixed Assets

A summary of fixed assets and equipment at December 31, 2004, consist of the following:

Furniture and equipment	$136,191
Computer equipment and software	301,329

Subtotal	437,520
Less: accumulated depreciation and amortization	(402,969)

Total	$34,551

Depreciation expense for the years ended December 31, 2004 and 2003, was $22,159 and $18,828 respectively.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Software Development Costs

Software development costs as of December 31, 2004, consist of the following:

Cumulative costs incurred	$764,110
Accumulated amortization	(764,110)

Net software development costs	$—

Amortization expense for the years ended December 31, 2004 and 2003, was $62,583 and $83,448, respectively.

At December 31, 2004, capitalized software development cost for the ICONS suite of software tools and all development costs related to other products have been fully amortized.

5.	Investments

Investments at December 31, 2004, consist of the following:

Available-for-sale securities	$12,000
Less: unrealized loss on available-for-sale securities	(9,000)

Total investments	$3,000

6.	Other Accrued Liabilities

Other accrued liabilities at December 31, 2004, consist of the following:

Interest payable	$3,750
Commissions payable	13,105
Accrued payables	47,893

Total other accrued liabilities	$64,748

7.	Revolving Line of Credit

At December 31, 2004, the Company had a revolving line of credit with a bank providing for demand or short-term borrowings up to $500,000. The line of credit is callable on demand, and next expires on June 16, 2005. Draws against this line are limited by varying percentages of the Company’s accounts receivable balances, depending on the source of the receivables and their ages. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank’s prime rate plus 2.5%, with a floor of 8.00% (8.00% at December 31, 2004). The lender has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. The bank

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Revolving Line of Credit (continued)

automatically executes draws on and payments to the revolving line of credit in an effort to maintain a target balance in the Company’s operating account. There was an outstanding balance of $219,650 on the line at December 31, 2004.

The Company is in negotiations with various organizations to obtain a new line of credit. The current line of credit, coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet the Company’s operating cash requirements. The Company, however, is required from time to time to delay timely payments of its accounts payable. The Company cannot be certain that there will not be a need for additional working capital in the near future, and it is uncertain whether the Company will be able to obtain such additional working capital.

8.	Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements. Rent expense was $82,520 and $146,506 for the years ended December 31, 2004 and 2003, net of sublease income of $64,231 and $238,793, respectively. The future minimum rental payments to be made under long-term operating leases principally for facilities are as follows:

Year ending December 31, 2005	$77,000
2006	79,500
2007	20,000

Total minimum rent payments	$176,500

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect increases in the consumer price index and the Company’s proportionate share of real estate tax increases on the leased property. The leases are secured by security deposits in the amount of $6,947.

There are no aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2004.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2004, are as follows:

Deferred tax assets (liabilities):
Net operating loss carry forward	$6,281,000
Accrued vacation and officer compensation	51,400
Allowance for bad debts	49,200
Intangibles	3,400
Fixed assets	(128,600)

Subtotal	6,256,400
Valuation allowance	(6,256,400)

Total	$—

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2004	2003
Income (loss) before taxes	$571,752	$(233,631)

Income tax expense (benefit) on above amount at federal statutory rate	239,800	(71,000)
State income tax expense (benefit), net of federal benefit	40,000	(16,300)
Change in valuation allowance	(278,000)	85,700
Effect of change in estimates and non-deductible items	(1,800)	1,600

Provision for income taxes	$—	$—

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

The Company has net operating loss carry forwards of approximately $16.5 million, which expire, if unused, in the year 2020. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity if the benefit is realized through utilization of the net operating loss carry forwards.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Major Customers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for greater than 89% of the Company’s 2004 revenues and for 97% of the Company’s 2003 revenues. The Company’s subcontracts with one prime contractor accounted for 13% of the Company’s 2004 revenue. The Company’s prime contracts with three federal government agencies accounted for 49% of the Company’s 2004 revenue.

11.	Retirement Plans

The Company restated its Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code, effective January 1, 2003. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2004, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion, but did not do so in 2004. Expenses for the year ended December 31, 2004 were $31,043. Expenses for the year ended December 31, 2003 were $23,014.

12.	Stock Options and Warrants

The Company has a stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to employees and directors. The maximum number of shares for which options may be granted under the plans is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2004 was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings would have been:

	2004	2003
Net income (loss)
As reported	$571,752	$(233,631)
Pro forma	$552,963	$(252,917)
Net income (loss) per share
As reported	$0.06	$(0.02)
Pro forma	$0.05	$(0.02)

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants (continued)

The fair value of the options granted in 2004 and 2003 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

	2004	2003
Dividend yield	None	None
Risk-free interest rate	4.06%	1.89%
Expected volatility	86.6%	132.4%
Expected term of options	3 years	3 years

The effects on 2004 and 2003 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 2004 and 2003, was $0.22 and $0.15, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
Less than $1.00	1,728,950	$0.382	3.5 years	1,586,700	$0.396
$1.00 and more	171,400	$5.929	2.5 years	171,400	$5.929

Total	1,900,350	$0.882	3.4 years	1,758,100	$0.935

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unexercisable options are as follows: 5,000 options at $0.38 per share; 2,000 options at $0.35 per share; 11,500 options at $0.33 per share; 6,000 options at $0.30 per share; 7,000 options at $0.26 per share; 1,500 options at $0.25 per share; 5,000 options at $0.24 per share; 78,500 options at $0.22 per share, 1,000 options at $0.21 per share; 1,000 options at $0.19 per share; 10,000 options at $0.17 per share; 6,000 options at $0.15 per share; and 7,750 options at $0.13 per share. Transactions involving the plan were as follows:

12.	Stock Options and Warrants (continued)

	December 31,
	2004		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	1,877,050	$0.84	1,624,050	$0.95
Granted	65,300	1.51	281,500	0.21
Exercised	0		0
Canceled	(42,000)	0.16	(28,500)	0.49

Outstanding, end of year	1,900,350	$0.88	1,877,050	$0.84

The Board of Directors has also granted warrants to directors, employees and others. No warrants were issued in 2004 or 2003. There were no warrants exercised in 2004 or 2003. As of December 31, 2004, outstanding warrants are 223,475, all of which expire within 3 years. The purchase prices for shares issued upon exercise of these warrants range from $0.01 to $6.42 per share. These warrants are exercisable immediately.

13.	Convertible Notes Payable

During 2001, the Company issued to accredited investors $125,000 of 3-year 12% convertible notes, having a conversion price of $0.25 per share. Notes totaling $80,000 were issued to stockholders, officers and directors. These notes matured on September 30, 2004. At management’s request, the investors extended the maturity date of the notes one year to September 30, 2005, with all other terms unchanged.

14.	Computation Of Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

Information Analysis Incorporated	2004 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Computation Of Earnings Per Share (continued)

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the year ended December 31, 2004:
Income available to common stockholders	$571,752	10,283,515	$0.06
Effect of dilutive stock options		137,698	—
Effect of dilutive warrants		94,511	—
Effect of dilutive convertible notes	15,000	500,000	—
Diluted net income per common share for the year ended December 31, 2004:	$586,752	11,015,724	$0.05

Basic net loss per common share for the year ended December 31, 2003:
Income available to common stockholders	$(233,631)	10,283,515	$(0.02)
Effect of dilutive stock options, warrants and convertible notes		—	—
Diluted net loss per common share for the year ended December 31, 2003:	$(233,631)	10,283,515	$(0.02)

15.	Going Concern Evaluation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has an accumulated deficit of $13,243,000, it achieved net income of approximately $572,000 for the year ended December 31, 2004, which resulted in positive equity as of year end. The Company’s financial position, however, remains challenged.

The Company’s credit facility expires June 16, 2005, and is payable on demand. Should the lender demand payment, or fail to renew the credit facility upon expiration, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. Management expects that the credit facility will continue to be extended under its existing terms.

Management is seeking alternative financing and capital sources to replace the existing credit facility. The Company’s ability to continue operations, however, is contingent upon obtaining new financing and capital, sustaining its return to profitable operations, improving its gross margins, and reducing overhead and general and administrative costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.