Form 10QSB
period 2005-03-31
INFORMATION ANALYSIS INC
filed 2005-05-16
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,298,015 shares as of May 12, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 Unaudited	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$—	$115,917
Accounts receivable, net	2,112,148	2,169,790
Notes receivable	85,000	85,000
Prepaid expenses	76,001	47,579
Other receivables	2,864	6,910

Total current assets	2,276,013	2,425,196

Fixed assets, net	46,545	34,551

Investments	3,000	3,000
Other assets	6,781	7,447

Total assets	$2,332,339	$2,470,194

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$220,371	$219,650
Accounts payable	1,250,244	1,566,788
Accrued payroll and related liabilities	277,290	277,172
Notes payable	125,000	125,000
Other accrued liabilities	106,141	64,748
Deferred revenue	101,394	83,844
Bank overdraft	32,106	—

Total current liabilities	2,112,546	2,337,202

Total liabilities	2,112,546	2,337,202

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,788,126 shares issued, 10,283,515 outstanding at March 31, 2005 and December 31, 2004	117,881	117,881
Additional paid in capital	14,136,519	14,122,019
Accumulated deficit	(13,171,294)	(13,243,595)
Accumulated other comprehensive income	(9,000)	(9,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	219,793	132,992

Total liabilities and stockholders’ equity	$2,332,339	$2,470,194

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the three months ended March 31,
	2005 Unaudited	2004 Unaudited
Sales
Professional fees	$2,115,095	$1,990,539
Software sales	72,148	125,862

Total sales	2,187,243	2,116,401

Cost of sales
Cost of professional fees	1,681,890	1,660,813
Cost of software sales	41,073	66,605

Total cost of sales	1,722,963	1,727,418

Gross profit	464,280	388,983

Selling, general and administrative expenses	388,387	328,109

Income from operations	75,893	60,874

Other income (expenses), net	(3,592)	(7,533)

Income before provision for income taxes	72,301	53,341

Provision for income taxes	—	—

Net income	$72,301	$53,341

Comprehensive income	$72,301	$53,341

Earnings per common share:
Basic:
Net income	$0.01	$0.01

Diluted:
Net income	$0.01	$0.01

Weighted average common shares outstanding:
Basic	10,283,515	10,283,515
Diluted	11,078,563	10,944,470

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2005 Unaudited	2004 Unaudited
Cash flows from operating activities:
Net income	$72,301	$53,341
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	5,317	5,030
Reduction of accounts payable through issuance of equity	4,500	—
Payment of contractor incentive through issuance of equity	10,000	—
Amortization of capitalized software	—	20,862
Gain on sale of fixed assets	—	(415)
Changes in operating assets and liabilities
Accounts receivable	57,642	134,198
Other receivables and prepaid expenses	(23,710)	(13,012)
Accounts payable, accrued expenses and bank overdraft	(242,919)	37,628
Deferred revenue	17,550	(19,913)

Net cash (used) provided by operating activities	(99,319)	217,719

Cash flows from investing activities:
Purchases of fixed assets	(17,319)	(3,504)
Proceeds from sale of fixed assets	—	1,465

Net cash used by investing activities	(17,319)	(2,039)

Cash flows from financing activities:
Net borrowing (payments) under revolving line of credit	721	(530,676)

Net cash provided (used) by financing activities	721	(530,676)

Net decrease in cash and cash equivalents	(115,917)	(314,996)

Cash and cash equivalents at beginning of the period	115,917	317,921

Cash and cash equivalents at end of the period	$—	$2,925

Supplemental cash flow Information
Interest paid	$8,761	$7,027

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

PART I

Item 1. Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has an accumulated deficit of $13,171,000, it achieved net income of approximately $72,000 for the three months ended March 31, 2005. The Company’s financial position, however, remains challenged.

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

3. Stock-based Compensation

The Company has an incentive stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to certain employees and directors. The maximum number of shares for which options may be granted under the plan is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2005 was eighteen months. The exercise

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

3. Stock-based Compensation (cont.)

price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plan been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings per share would have been:

	Three months ending March 31,
	2005	2004
Net income
As reported	$72,301	$53,341
Pro forma	$69,010	$46,485
Net income
per share basic
As reported	$0.01	$0.01
Pro forma	$0.01	$0.00
Net income
per share diluted
As reported	$0.01	$0.01
Pro forma	$0.01	$0.00

4. Net Income Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended March 31, 2005:
Income available to common stockholders	$72,301	10,283,515	$0.01
Effect of dilutive stock options	—	185,474	—
Effect of dilutive warrants	—	109,574	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended March 31, 2005:	$76,051	11,078,563	$0.01

Basic net income per common share for the three months ended March 31, 2004:
Income available to common stockholders	$53,341	10,283,515	$0.01
Effect of dilutive stock options	—	94,479	—
Effect of dilutive warrants	—	66,476	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended March 31, 2004:	$57,091	10,944,470	$0.01

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding the Company’s business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company’s 10-KSB for the fiscal year ended December 31, 2004 and in other filings with the Securities and Exchange Commission.

Three Months Ended March 31, 2005 Versus Three Months Ended March 31, 2004

Revenue

IAI’s revenues in the first quarter of 2005 were $2,187,243, compared to $2,116,401 in the first quarter of 2004, an increase of 3.3%. Professional services revenue was $2,115,095 versus $1,990,539, an increase of 6.3%, and product revenue was $72,148 versus $125,862, a decrease of 42.7%. The increase in professional services revenue is due primarily to new contracts on which work began after the first quarter of 2004, and on expansion of existing contracts. The decrease in product revenue is primarily due to a lack of sales of the ICONS suite of software conversion tools in the first quarter of 2005. ICONS is generally sold in conjunction with professional services over a specified contract term. The Company continues to have a steady pipeline of bidding opportunities for new and follow-on business. Revenues are expected to maintain their current levels or to increase in the remainder of 2005.

Gross Margins

Gross margin was $464,280, or 21.2% of sales, in the first quarter of 2005 versus $388,983, or 18.4% of sales, in the first quarter of 2004. Of the $464,280 in 2005, $433,205 was attributable to professional services and $31,075 was attributable to software sales. Gross margin, as a percentage of sales, was 20.5% for professional services and 43.1% for software sales for the first quarter of 2005. In the first quarter of 2004, the Company reported gross margins of 16.6% for professional services and 47.1% for software sales. The increase in professional services gross margin as a percentage of sales is largely due to better margins related to our electronic forms services and to better margins on employees hired for new contracts or as replacements under existing contracts. The decrease in software sales gross margin as a percentage of sales is due to a lack of sales of the higher-margin ICONS suite of software conversion tools in the first quarter of 2005. Since the capitalized cost of ICONS was fully amortized as of September 30, 2004, higher gross margins will be associated with the sales of ICONS than would have existed in prior periods.

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

Three Months Ended March 31, 2005 Versus Three Months Ended March 31, 2004 (cont.)

Selling, General and Administrative

Selling, general and administrative expenses were $388,387, or 17.8% of revenues, in the first quarter of 2005 versus $328,109, or 15.5% of revenues, in the first quarter of 2004. The increase in these expenses is due to increased costs of local area network administration, including the upgrade of equipment and software, an increase in recruiting fees, especially for personnel with security clearances, a decrease in unpaid leave taken by administrative personnel, an incentive paid to a contractor, and legal and accounting fees related to the additional requirements of the Sarbanes-Oxley Act of 2002. We continue to control expenses and reduce them wherever practical, and we believe that only marginal increases in expenses will result from increases in the number of contracts under which we operate. The total cost of additional Sarbanes-Oxley requirements has not yet been fully determined.

Profits

The Company generated income from operations of $75,893 in the first quarter of 2005 compared to income from operations of $60,874 in the first quarter of 2004. There was net income of $72,301 for the first quarter of 2005 versus net income of $53,341 for the same period in 2004. The change in profitability is directly related to increased margins on professional services sales, and to the settlement of an outstanding payable. We believe that our current backlog of contracts, in addition to our pipeline of new opportunities, will enable us to maintain profitability in the remainder of 2005.

Business Strategy

We continue to pursue merger and acquisition opportunites as a strategy for growth.

Liquidity and Capital Resources

Through the first three months of 2005, we financed operations from current collections and through our bank line of credit. Cash and cash equivalents at March 31, 2005 were zero compared to $115,917 at December 31, 2004. Our balance sheet reflects a bank overdraft of $32,106 as of March 31, 2005, compared to cash and cash equivalents of $115,917 at December 31, 2004. Our line of credit advances automatically to maintain a target balance in our checking account as checks clear. A bank overdraft balance on our books occurs when the total of our outstanding checks are larger than our target checking balance, though there are funds available on the line of credit. As of March 31, 2005, we had $220,371 outstanding on our line of credit versus an outstanding balance of $219,650 at December 31, 2004.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $500,000. The line of credit is callable on demand, and next expires on June 16, 2005. We believe the line of credit will be renewed at substantially equivalent terms.

We have outstanding convertible notes in the amount of $125,000. These notes originally came due on September 30, 2004. All of the note holders offered, and we accepted, a one-year extension of the maturity of the notes. We believe that we will be able to retire the notes on the due date of September 30, 2005, if the conversion privilege has not yet been exercised.

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

Liquidity and Capital Resources (cont.)

We are in negotiations with various organizations to obtain a new line of credit. The current line of credit, or a similar new credit facility, when coupled with funds generated from operations, assuming the operations are cash flow positive, should be sufficient to meet our operating cash requirements. We may periodically be required to delay timely payments of our accounts payable. Cash flow from operations may not be sufficient to provide additional working capital necessary to repay certain past due payables.

We cannot be certain that there will not be a need for additional cash resources in 2005. Accordingly, we may from time to time consider additional equity offerings to finance business expansion. We are uncertain that we will be able to raise additional capital.

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

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2005 we issued warrants, expiring 5 years from issuance date, for 12,000 shares of common stock at $0.01 per share to one trade creditor, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., our outside counsel, to satisfy its claims in the aggregate amount of $12,382. We also issued warrants, expiring 5 years from issuance date, for 100,000 shares of common stock at $0.36 per share to one independent business development consultant in consideration of contracts acquired on behalf of the Company and to further align the consultant’s interests with the Company going forward. The value of these warrants were determined using the Black-Scholes model, allowing for a marketability discount for the unregistered shares. All March 2005 warrants are exercisable immediately, and contain a conversion right in lieu of payment of the exercise price. We relied upon section 4(2) in issuing these securities without registration under the Securities Act of 1933, as amended. No commissions were paid in connection with the issuance of these warrants.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index on page 11.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 13, 2005	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	First Quarter 2005 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location
4.6	Form of Warrant issued in March 2005	Filed with this Form 10-QSB, page 12

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 21

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 22

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 23

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 24