Form 10QSB
period 2005-06-30
INFORMATION ANALYSIS INC
filed 2005-08-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,298,015 shares as of August 3, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

INFO RMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 Unaudited	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$80,914	$115,917
Accounts receivable, net	2,506,527	2,169,790
Prepaid expenses	168,452	47,579
Notes receivable	85,000	85,000
Other receivables	4,329	6,910

Total current assets	2,845,222	2,425,196

Fixed assets, net	45,583	34,551

Other assets	6,782	7,447
Investments	3,000	3,000

Total assets	$2,900,587	$2,470,194

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,671,278	$1,566,788
Accrued payroll and related liabilities	342,233	277,172
Other accrued liabilities	196,695	64,748
Deferred revenue	168,973	83,844
Notes payable	125,000	125,000
Revolving line of credit	33,969	219,650

Total current liabilities	2,538,148	2,337,202

Total liabilities	2,538,148	2,337,202

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 11,802,626 shares issued, 10,298,015 outstanding at June 30, 2005, and 11,788,126 shares issued, 10,283,515 outstanding at December 31, 2004	118,026	117,881
Additional paid in capital	14,130,824	14,122,019
Accumulated deficit	(13,023,098)	(13,243,595)
Accumulated other comprehensive income	(9,000)	(9,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	362,439	132,992

Total liabilities and stockholders’ equity	$2,900,587	$2,470,194

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the three months ended June 30,
	2005 Unaudited	2004 Unaudited
Sales
Professional fees	$2,371,384	$2,068,909
Software sales	634,397	88,533

Total sales	3,005,781	2,157,442

Cost of sales
Cost of professional fees	1,837,147	1,661,084
Cost of software sales	563,858	71,607

Total cost of sales	2,401,005	1,732,691

Gross profit	604,776	424,751

Selling, general and administrative expenses	451,993	352,404

Income from operations	152,783	72,347

Other expenses, net	(4,589)	(13,341)

Income before provision for income taxes	148,194	59,006

Provision for income taxes	—	—

Net income	$148,194	$59,006

Comprehensive income	$148,194	$59,006

Earnings per common share:
Basic:
Net income	$0.01	$0.01

Diluted:
Net income	$0.01	$0.01

Weighted average common shares outstanding:
Basic	10,296,527	10,283,515
Diluted	11,279,095	11,073,148

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the six months ended June 30,
	2005 Unaudited	2004 Unaudited
Sales
Professional fees	$4,486,479	$4,059,448
Software sales	706,545	214,395

Total sales	5,193,024	4,273,843

Cost of sales
Cost of professional fees	3,519,037	3,321,897
Cost of software sales	604,931	138,212

Total cost of sales	4,123,968	3,460,109

Gross profit	1,069,056	813,734

Selling, general and administrative expenses	840,379	680,512

Income from operations	228,677	133,222

Other expenses, net	(8,180)	(20,874)

Income before provision for income taxes	220,497	112,348

Provision for income taxes	—	—

Net income	$220,497	$112,348

Comprehensive income	$220,497	$112,348

Earnings per common share:
Basic:
Net income	$0.02	$0.01

Diluted:
Net income	$0.02	$0.01

Weighted average common shares outstanding:
Basic	10,290,057	10,283,515
Diluted	11,144,494	11,021,141

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2005 Unaudited	2004 Unaudited
Cash flows from operating activities:
Net income	$220,497	$112,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,967	10,161
Reduction of accounts payable through issuance of equity	4,500	—
Amortization of capitalized software	—	41,724
Gain on sale of fixed assets	—	(1,465)
Changes in operating assets and liabilities
Accounts receivable	(336,737)	11,021
Other receivables and prepaid expenses	(117,627)	49,918
Accounts payable and accrued expenses	301,506	153,495
Deferred revenue	85,129	(62,967)

Net cash provided by operating activities	168,235	314,235

Cash flows from investing activities:
Purchases of fixed assets	(22,007)	(6,798)
Proceeds from sale of fixed assets	—	1,465

Net cash used by investing activities	(22,007)	(5,333)

Cash flows from financing activities:
Net payments under revolving line of credit	(185,681)	(602,741)
Proceeds from exercise of stock options	4,450	—

Net cash used by financing activities	(181,231)	(602,741)

Net decrease in cash and cash equivalents	(35,003)	(293,839)

Cash and cash equivalents at beginning of the period	115,917	317,921

Cash and cash equivalents at end of the period	$80,914	$24,082

Supplemental cash flow Information Interest paid	$11,088	$20,917

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

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

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has an accumulated deficit of $13,023,000, it achieved net income of approximately $220,000 for the six months ended June 30, 2005. The Company’s financial position, however, remains challenged.

The Company’s credit facility expires September 16, 2005, and is payable on demand. Should the lender demand payment, or fail to renew the credit facility upon expiration, the Company may not be able to repay the credit facility or borrow sufficient funds from another financial institution to refinance it. Management expects that the credit facility will continue to be extended under its existing terms.

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

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

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

	Three months ending June 30,
	2005	2004
Net income
As reported	$148,194	$59,006
Pro forma	$145,278	$53,657
Net income per share basic
As reported	$0.01	$0.01
Pro forma	$0.01	$0.00
Net income per share diluted
As reported	$0.01	$0.01
Pro forma	$0.01	$0.00

	Six months ending June 30,
	2005	2004
Net income
As reported	$220,497	$112,348
Pro forma	$214,299	$100,143
Net income per share basic
As reported	$0.02	$0.01
Pro forma	$0.02	$0.01
Net income per share diluted
As reported	$0.02	$0.01
Pro forma	$0.02	$0.01

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

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

4. Net Income Per Share (cont.)

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2005:
Income available to common stockholders	$148,194	10,290,057	$0.01
Effect of dilutive stock options	—	239,061	—
Effect of dilutive warrants	—	121,918	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended June 30, 2005:	$151,944	11,151,036	$0.01

Basic net income per common share for the three months ended June 30, 2004:
Income available to common stockholders	$59,006	10,283,515	$0.01
Effect of dilutive stock options	—	180,942	—
Effect of dilutive warrants	—	108,691	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended June 30, 2004:	$62,756	11,073,148	$0.01

Basic net income per common share for the six months ended June 30, 2005:
Income available to common stockholders	$220,497	10,296,527	$0.02
Effect of dilutive stock options	—	362,887	—
Effect of dilutive warrants	—	132,693	—
Effect of dilutive convertible notes	7,500	500,000	—
Diluted net income per common share for the six months ended June 30, 2005:	$227,997	11,292,107	$0.02

Basic net income per common share for the six months ended June 30, 2004:
Income available to common stockholders	$112,348	10,283,515	$0.01
Effect of dilutive stock options	—	143,115	—
Effect of dilutive warrants	—	94,511	—
Effect of dilutive convertible notes	7,500	500,000	—
Diluted net income per common share for the six months ended June 30, 2004:	$119,848	11,021,141	$0.01

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

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004

Revenue

Our revenues in the second quarter of 2005 were $3,005,781, compared to $2,157,442 in the second quarter of 2004, an increase of 39.3%. Professional services revenue was $2,371,384 versus $2,068,909, an increase of 14.6%, and product revenue was $634,397 versus $88,533, an increase of 616.6%. The increase in professional services revenue is due primarily to new contracts on which work began after the second quarter of 2004, and on expansion of existing contracts. The increase in product revenue is primarily due to a particularly large sale of Adobe products and to sales of Micro Focus products under contracts which commenced in the second quarter of 2005. Adobe and Micro Focus products, as well as the ICONS suite of conversion tools, are generally sold in conjunction with professional services over a specified contract term. We continue to have a steady pipeline of bidding opportunities for new and follow-on business. Professional services revenues are expected to maintain their current levels or to increase in the remainder of 2005, while product revenues are more often one-time purchases (which make them less consistent and less predictable).

Gross Margins

Gross margin was $604,776, or 20.1% of sales, in the second quarter of 2005 versus $424,751, or 19.7% of sales, in the second quarter of 2004. Of the $604,776 in 2005, $534,237 was attributable to professional services and $70,539 was attributable to software sales. Our gross margin percentage was 22.5% for professional services and 11.1% for software sales for the second quarter of 2005. In the second quarter of 2004, we reported gross margins of 19.7% for professional services and 19.1% for software sales. The increase in professional services gross margin percentage is largely due to improved margins related to new commercial contracts and higher margins on some of our electronic forms services. Also, we achieved cost savings by replacing some of our independent contractors with employees on current contracts and by hiring employees to work on new contracts as opposed to utilizing independent contractors. The decrease in software sales gross margin percentage is due to a lack of sales of the higher-margin ICONS suite of software conversion tools in the second quarter of 2005. Since the capitalized cost of ICONS was fully amortized as of September 30, 2004, higher gross margins will be associated with the sales of ICONS than would have existed in prior periods.

Selling, General and Administrative

Selling, general and administrative expenses were $451,993, or 15.0% of revenues, in the second quarter of 2005 versus $352,404, or 16.3% of revenues, in the second quarter of 2004. The increase in these expenses is due to increased costs of local area network administration, including the upgrade of equipment and software, the declaration of a performance bonus for executive officers, an increase in recruiting fees, especially for personnel with security clearances, and increases in legal and accounting fees and staffing related to the additional requirements of the Sarbanes-Oxley Act of 2002. We continue to control expenses and reduce them wherever practical, and we believe that only marginal increases in expenses will result from increases in the number of contracts under which we operate. The total cost of additional Sarbanes-Oxley requirements has not yet been fully determined.

Profits

We generated income from operations of $152,783 in the second quarter of 2005 compared to $72,347 in the second quarter of 2004. Net income for the second quarter of 2005 was $148,194 versus $59,006 for the same period in 2004. The change in profitability is primarily related to increased margins on professional services sales.

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004

Revenue

Our revenues in the first six months of 2005 were $5,193,024, compared to $4,273,843 in the first six months of 2004, an increase of 21.5%. Professional services revenue was $4,486,479 versus $4,059,448, an increase of 10.5%, and product revenue was $706,545 versus $214,395, an increase of 229.6%. The increase in professional services revenue is due primarily to new contracts on which work began after the second quarter of 2004, and on expansion of existing contracts. The increase in product revenue is primarily due to a particularly large sale of Adobe products and to sales of Micro Focus products under contracts which commenced in the second quarter of 2005. Adobe and Micro Focus products, as well as the ICONS suite of conversion tools, are generally sold in conjunction with professional services over a specified contract term. We continue to have a steady pipeline of bidding opportunities for new and follow-on business. Professional services revenues are expected to maintain their current levels or to increase in the remainder of 2005, while product revenues are more often one-time purchases (which make them less consistent and less predictable).

Gross Margins

Gross margin was $1,069,056, or 20.6% of sales, in the first six months of 2005 versus $813,734, or 19.0% of sales, in the first six months of 2004. Of the $1,069,056 in 2005, $967,442 was attributable to professional services and $101,614 was attributable to software sales. Our gross margin percentage was 21.6% for professional services and 14.4% for software sales for the first six months of 2005. In 2004, we reported gross margins of 18.2% for professional services and 35.5% for software sales. The increase in professional services gross margin percentage is largely due to improved margins related to new commercial contracts and higher margins on some of our electronic forms services. Also, we achieved cost savings by replacing some of our independent contractors with employees on current contracts and by hiring employees to work on new contracts as opposed to utilizing independent contractors. The decrease in software sales gross margin percentage is due to a lack of sales of the higher-margin ICONS suite of software conversion tools in the first six months of 2005. Since the capitalized cost of ICONS was fully amortized as of September 30, 2004, higher gross margins will be associated with the sales of ICONS than would have existed in prior periods.

Selling, General and Administrative

Selling, general and administrative expenses were $840,379, or 16.2% of revenues, in the first six months of 2005 versus $680,512, or 15.9% of revenues, in 2004. The increase in these expenses is due to increased costs of local area network administration, including the upgrade of equipment and software, the declaration of a performance bonus for executive officers, an increase in recruiting fees, especially for personnel with security clearances, and increases in legal and accounting fees and staffing related to the additional requirements of the Sarbanes-Oxley Act of 2002. We continue to control expenses and reduce them wherever practical, and we believe that only marginal increases in expenses will result from increases in the number of contracts under which we operate. The total cost of additional Sarbanes-Oxley requirements has not yet been fully determined.

Profits

We generated income from operations of $228,677 in the first six months of 2005 compared to income from operations of $133,222 in the same period in 2004. Net income for the first six months 2005 was $220,497 versus $112,348 for 2004. The increase in profitability is primarily related to increased margins on professional services sales.

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

Business Strategy

We continue to pursue merger and acquisition opportunities as a strategy for growth.

Liquidity and Capital Resources

Through the first six months of 2005, we financed operations from current collections and through our bank line of credit. Cash and cash equivalents at June 30, 2005 were $80,914 compared to $115,917 at December 31, 2004.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $500,000. The line of credit is callable on demand, and next expires on September 16, 2005. We believe the line of credit will be renewed at substantially equivalent terms. As of June 30, 2005, we had $33,969 outstanding on our line of credit versus an outstanding balance of $219,650 at December 31, 2004. We believe that our profitability will continue through the remainder of 2005 and that cash flows from collections, coupled with funds drawn from our line of credit, should enable us to continue to finance our operations.

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

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

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

PART II - OTHER INFORMATION

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

See Exhibit Index on page 14.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: August 10, 2005	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Second Quarter 2005 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 17

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18