Form 10QSB
period 2005-09-30
INFORMATION ANALYSIS INC
filed 2005-11-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 10,618,015 shares as of October 31, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	13

SIGNATURES		13

Exhibit Index		14

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$144,865	$115,917
Accounts receivable, net	2,425,835	2,169,790
Prepaid expenses	157,231	47,579
Notes receivable	85,000	85,000
Other receivables	13,688	6,910

Total current assets	2,826,619	2,425,196

Fixed assets, net	61,004	34,551

Other assets	8,782	7,447
Investments	—	3,000

Total assets	$2,896,405	$2,470,194

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,296,945	$1,566,788
Accrued payroll and related liabilities	349,294	277,172
Other accrued liabilities	293,136	64,748
Deferred revenue	149,688	83,844
Revolving line of credit	113,726	219,650
Notes payable	—	125,000

Total current liabilities	2,202,789	2,337,202

Total liabilities	2,202,789	2,337,202

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,122,626 shares issued, 10,618,015 outstanding at September 30, 2005, and 11,788,126 shares issued, 10,283,515 outstanding at December 31, 2004	121,226	117,881
Additional paid in capital	14,211,225	14,122,019
Accumulated deficit	(12,772,522)	(13,243,595)
Accumulated other comprehensive income	(12,000)	(9,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	693,616	132,992

Total liabilities and stockholders’ equity	$2,896,405	$2,470,194

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the three months ended September 30,
	2005 Unaudited	2004 Unaudited
Sales
Professional fees	$2,371,496	$2,255,127
Software sales	257,566	183,313

Total sales	2,629,062	2,438,440

Cost of sales
Cost of professional fees	1,752,845	1,776,572
Cost of software sales	208,408	175,866

Total cost of sales	1,961,253	1,952,438

Gross profit	667,809	486,002

Selling, general and administrative expenses	(412,893)	(416,803)
Other operating income	—	289,902

Income from operations	254,916	359,101

Other expenses, net	(4,340)	(5,009)

Income before provision for income taxes	250,576	354,092

Provision for income taxes	—	—

Net income	$250,576	$354,092

Unrealized loss on available-for-sale securities	(3,000)	—

Comprehensive income	$247,576	$354,092

Earnings per common share:
Basic:
Net income	$0.02	$0.03

Diluted:
Net income	$0.02	$0.03

Weighted average common shares outstanding:
Basic	10,301,494	10,283,515
Diluted	10,655,071	11,019,408

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the nine months ended September 30,
	2005 Unaudited	2004 Unaudited
Sales
Professional fees	$6,857,975	$6,314,575
Software sales	964,111	397,707

Total sales	7,822,086	6,712,282

Cost of sales
Cost of professional fees	5,271,881	5,098,468
Cost of software sales	813,339	314,078

Total cost of sales	6,085,220	5,412,546

Gross profit	1,736,866	1,299,736

Selling, general and administrative expenses	(1,253,272)	(1,097,314)
Other operating income	—	289,902

Income from operations	483,594	492,324

Other expenses, net	(12,521)	(25,884)

Income before provision for income taxes	471,073	466,440

Provision for income taxes	—	—

Net income	$471,073	$466,440

Unrealized loss on available-for-sale securities	(3,000)	—

Comprehensive income	$468,073	$466,440

Earnings per common share:
Basic:
Net income	$0.05	$0.05

Diluted:
Net income	$0.04	$0.04

Weighted average common shares outstanding:
Basic	10,293,910	10,283,515
Diluted	10,687,084	11,009,825

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2005 Unaudited	2004 Unaudited
Cash flows from operating activities:
Net income	$471,073	$466,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,204	15,992
Non-cash option expense	3,600	—
Reduction of accounts payable through issuance of equity	4,500	—
Amortization of capitalized software	—	62,583
Gain on sale of fixed assets	—	(1,465)
Changes in operating assets and liabilities
Accounts receivable	(1,006,045)	(313,769)
Other receivables and prepaid expenses	(648,979)	29,515
Accounts payable and accrued expenses	561,882	289,177
Deferred revenue	815,844	(72,049)

Net cash provided by operating activities	218,079	476,424

Cash flows from investing activities:
Purchases of fixed assets	(42,656)	(16,313)
Proceeds from sale of fixed assets	—	1,465

Net cash used by investing activities	(42,656)	(14,848)

Cash flows from financing activities:
Net payments under revolving line of credit	(105,924)	(689,017)
Maturity of convertible notes	(45,000)	—
Proceeds from exercise of stock options	4,450	—

Net cash used by financing activities	(146,474)	(689,017)

Net increase (decrease) in cash and cash equivalents	28,948	(227,441)

Cash and cash equivalents at beginning of the period	115,917	317,921

Cash and cash equivalents at end of the period	$144,865	$90,480

Supplemental cash flow Information
Interest paid	$13,195	$31,666

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

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

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although we have an accumulated deficit of $12,773,000, we achieved net income of approximately $471,000 for the nine months ended September 30, 2005. Our financial position, however, remains challenged.

Our credit facility expires December 16, 2005, and is not expected to be renewed by the current lender. We are in negotiations with other lenders for a new credit facility or alternative financing. Should we fail to secure a successor credit facility, we may periodically be required to delay timely payments of our accounts payable.

In addition to obtaining new financing and sources of capital, our ability to continue operations is contingent upon sustaining our profitable operations, improving our gross margins, and reducing overhead and general and administrative costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

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

		Three months ending September 30,
		2005	2004
Net income	As reported	$250,576	$354,092
	Pro forma	$248,780	$350,835
Net income	As reported	$0.02	$0.03
per share basic	Pro forma	$0.02	$0.03
Net income	As reported	$0.02	$0.03
per share diluted	Pro forma	$0.02	$0.03

		Nine months ending September 30,
		2005	2004
Net income	As reported	$470,073	$466,440
	Pro forma	$463,047	$450,978
Net income	As reported	$0.05	$0.05
per share basic	Pro forma	$0.04	$0.04
Net income	As reported	$0.04	$0.04
per share diluted	Pro forma	$0.04	$0.04

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

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

4. Net Income Per Share (cont.)

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2005:
Income available to common stockholders	$250,576	10,301,494	$0.02
Effect of dilutive stock options	—	234,196	—
Effect of dilutive warrants	—	119,381	—
Diluted net income per common share for the three months ended September 30, 2005:	$250,576	10,655,071	$0.02

Basic net income per common share for the three months ended September 30, 2004:
Income available to common stockholders	$354,092	10,283,515	$0.03
Effect of dilutive stock options	—	145,676	—
Effect of dilutive warrants	—	90,217	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended September 30, 2004:	$357,842	11,019,408	$0.03

Basic net income per common share for the nine months ended September 30, 2005:
Income available to common stockholders	$471,073	10,293,910	$0.05
Effect of dilutive stock options	—	271,657	—
Effect of dilutive warrants	—	121,517	—
Diluted net income per common share for the nine months ended September 30, 2005:	$471,073	10,687,084	$0.04

Basic net income per common share for the nine months ended September 30, 2004:
Income available to common stockholders	$466,440	10,283,515	$0.05
Effect of dilutive stock options	—	131,799	—
Effect of dilutive warrants	—	94,511	—
Effect of dilutive convertible notes	11,250	500,000	—
Diluted net income per common share for the nine months ended September 30, 2004:	$477,690	11,009,825	$0.04

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

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004

Revenue

Our revenues in the third quarter of 2005 were $2,629,062, compared to $2,438,440 in the third quarter of 2004, an increase of 7.8%. Professional services revenue was $2,371,496 versus $2,255,127, an increase of 5.2%, and product revenue was $257,566 versus $183,313, an increase of 40.5%. The increase in professional services revenue is due primarily to new contracts on which work began in 2005. The increase in product revenue is primarily due to sales of Micro Focus products under contracts which commenced in 2005. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services over a specified contract term. We continue to have a steady pipeline of bidding opportunities for new and follow-on business. Professional services revenues are expected to maintain their current levels in the remainder of 2005, and product revenues, which are largely driven by one-time purchases, will increase due to a large product order in the fourth quarter of 2005 of $750,000.

Gross Margins

Gross margin was $667,809, or 25.4% of sales, in the third quarter of 2005 versus $486,002, or 19.9% of sales, in the third quarter of 2004. Of the $667,809 in 2005, $618,651 was attributable to professional services and $49,158 was attributable to software sales. Our gross margin percentage was 26.1% for professional services and 19.1% for software sales for the third quarter of 2005. In the third quarter of 2004, we reported gross margins of 21.2% for professional services and 4.1% for software sales. The increase in professional services gross margin percentage is largely due to improved margins related to new commercial contracts and higher margins on some of our electronic forms services. Also, we achieved cost savings by replacing some of our independent contractors with employees on current contracts and by hiring employees to work on new contracts as opposed to utilizing independent contractors. The increase in software sales gross margin percentage is due to sales of higher-margin software products.

Selling, General and Administrative

Selling, general and administrative expenses were $412,893, or 15.7% of revenues, in the third quarter of 2005 versus $416,803, or 17.1% of revenues, in the third quarter of 2004. We continue to control expenses and reduce them wherever practical, and we believe that only marginal increases in expenses will result from increases in the number of contracts under which we operate. We anticipate an increase in expenses beginning in 2006 resulting from our need to comply with Section 404 of the Sarbanes Oxley Act. We have not yet determined the projected level of such increase.

Profits

We generated income from operations of $254,916 in the third quarter of 2005 compared to $359,101 in the third quarter of 2004. Net income for the third quarter of 2005 was $250,576 versus $354,092 for the same period in 2004. In the third quarter of 2004, however, we recovered past due receivables, all of which had been fully reserved, of $289,902, net of collection costs. When we compare net income without regard to the effect of the recovery of the past due receivables, the net income for the third quarter of 2005 increased by $186,386 compared to the third quarter of 2004. This increase is primarily related to increased margins on professional services sales.

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004

Revenue

Our revenues in the first nine months of 2005 were $7,822,086, compared to $6,712,282 in the first nine months of 2004, an increase of 16.5%. Professional services revenue was $6,857,975 versus $6,314,575, an increase of 8.6%, and product revenue was $964,111 versus $397,707, an increase of 142.4%. The increase in professional services revenue is due primarily to new contracts on which work began in 2005. The increase in product revenue is primarily due to a particularly large sale of Adobe products and to sales of Micro Focus products under contracts which commenced in 2005. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services over a specified contract term. We continue to have a steady pipeline of bidding opportunities for new and follow-on business. Professional services revenues are expected to maintain their current levels in the remainder of 2005, and product revenues, which are largely driven by one-time purchases, will increase due to a large product order in the fourth quarter of 2005.

Gross Margins

Gross margin was $1,736,866, or 22.2% of sales, in the first nine months of 2005 versus $1,299,736, or 19.4% of sales, in the first nine months of 2004. Of the $1,736,866 in 2005, $1,586,094 was attributable to professional services and $150,772 was attributable to software sales. Our gross margin percentage was 23.1% for professional services and 15.6% for software sales for the first nine months of 2005. In 2004, we reported gross margins of 19.3% for professional services and 21.0% for software sales. The increase in professional services gross margin percentage is largely due to improved margins related to new commercial contracts and higher margins on some of our electronic forms services.

Selling, General and Administrative

Selling, general and administrative expenses were $1,253,272, or 16.0% of revenues, in the first nine months of 2005 versus $1,097,314, or 16.3% of revenues, in 2004. The increase in these expenses is due to increased costs of local area network administration, including the upgrade of equipment and software, and the declaration of performance bonuses for executive officers. We continue to control expenses and reduce them wherever practical, and we believe that only marginal increases in expenses will result from increases in the number of contracts under which we operate.

Profits

We generated income from operations of $483,594 in the first nine months of 2005 compared to income from operations of $492,324 in the same period in 2004. Net income for the first nine months 2005 was $470,073 versus $466,440 for 2004. In the third quarter of 2004, however, we recovered past due receivables, all of which had been fully reserved, of $289,902, net of collection costs. When we compare net income without regard to the effect of the recovery of the past due receivables, the net income for the first nine months of 2005 increased by $293,535 compared to the first nine months of 2004. This increase is primarily related to increased margins on professional services sales.

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

Liquidity and Capital Resources

Through the first nine months of 2005, we financed operations from current collections and through our bank line of credit. Cash and cash equivalents at September 30, 2005 were $144,865 compared to $115,917 at December 31, 2004.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $500,000. The line of credit is callable on demand, and next expires on December 16, 2005. We do not expect our current lender to renew our credit facility. We are in negotiations with other lenders for a new credit facility or alternative financing. We believe we will have a new credit facility in place before the current expiration date. Should we fail to secure a successor credit facility, we may periodically be required to delay timely payments of our accounts payable.

As of September 30, 2005, we had $113,726 outstanding on our line of credit versus an outstanding balance of $219,650 at December 31, 2004. We believe that our profitability will continue through the remainder of 2005 and that cash flows from collections should enable us to continue to finance our operations. Cash flow from operations may not be sufficient to provide additional working capital necessary to repay certain past due payables.

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

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

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On September 30, 2005, $125,000 of convertible notes we issued in 2001 matured. Holders of $80,000 of the notes converted their notes into 320,000 shares of our common stock at a price of $.25 per share. The remaining $45,000 which were not converted were paid in full. We relied upon Section 4(2) of the Securities Act of 1933, as amended, to exempt the issuance of the notes and the shares issued upon conversion of the notes from the registration requirements of such act.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

See Exhibit Index on page 14.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 7, 2005	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer

Information Analysis Incorporated	Third Quarter 2005 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 17

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18