Form 10KSB
period 2005-12-31
INFORMATION ANALYSIS INC
filed 2006-03-31
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22405

Information Analysis Incorporated

(Name of small business issuer in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road, Suite 201, Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703) 383-3000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $ 10,771,874

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,118,174 as of March 13, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 10,813,015 shares Common Stock, $0.01 par value, as of March 13, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the 2006 Annual Meeting.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

Information Analysis Incorporated	2005 Report on Form 10-KSB

i

Information Analysis Incorporated	2005 Report on Form 10-KSB

The information in this annual report on Form 10-KSB contains forward-looking statements within the meaning of federal securities laws. Any statements in this report regarding Information Analysis Incorporated’s (IAI) outlook for its business, such as projections of future performance, statements of management’s plans and objectives, future financing plans, competition and other matters are forward-looking statements. These forward-looking statements relate to future events and IAI’s future operating performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from that expressed or implied by these forward-looking statements. IAI disclaims any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-KSB.

PART I

Item 1. Description of Business

Overview of Market

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Customs Service, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization and to developing web-based solutions for agencies of the federal government.

The migration and modernization market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems. Many large legacy systems remain in use because of the enormous cost to re-engineer these systems. Currently, the options available to modernize these systems are many. Performance and capacity of client server systems, both UNIX and .NET, rival the traditional mainframe systems. There are many brands of software that can interface with legacy systems via PC interfaces. New software development languages also allow users to warehouse and data-mine information from legacy databases. Finally, the evolution of the Internet and intranet technology offer a different approach for collecting and processing large volumes of user transactions, processes which are the forte of older legacy systems. All of these options are very expensive and time consuming because they require starting all over in defining requirements, designing structures, programming, and testing. Costs can range as high as $10 or more per line of new code.

Companies are being driven for various reasons to address the upgrading of their legacy systems. One reason is the difficulty of finding and retaining staff with outdated technical skills, much of which are practiced by senior programmers nearing retirement. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently older programming and data base languages are generally poorly supported by their providers. Additionally, maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. We expect that the next ten years should see an upsurge of movement and change as organizations revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic resort to rewriting these systems in newer languages or adapting expensive off-the-shelf products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. Tools such as those provided by Micro Focus can perform this function by preserving the business rules in COBOL but extending the screens to be accessed over the Internet and providing compilers and utilities that allow the application to work on PC and UNIX platforms. It is difficult to determine the size of this segment, but even a 5% share would represent hundreds of prospective customers.

The web solutions market continues to be one of the fastest growing segments of the computer consulting business as individuals, small companies, large companies, and governmental agencies expand

Information Analysis Incorporated	2005 Report on Form 10-KSB

their presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building websites and typically have many short duration projects. More complex web applications generally require knowledge of customers’ back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. These types of applications, however, should become more prominent in the future as web-based solutions continue to evolve thereby resulting in increasing opportunities for those firms with the requisite skill sets and experience, such as those possessed by IAI.

The commercial and government sectors of the software migration and modernization market can be quite different in their requirements for web-based applications. Many companies are generally interested in cataloging and selling items whereas government agencies wish to disseminate data to the citizenry. There is some overlap in common functionality when web applications are designed for procurement transactions or customer relations. What distinguishes the government requirements is that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Any company that wishes to develop governmental web applications must address the forms issue. Adobe electronic forms products resold and supported by IAI, are the predominant forms software in the federal government.

Description of Business and Strategy

Since the mid-1990’s we have migrated customers from older computer languages generally associated with legacy computer systems to more modern languages used with current-day computer system platforms. Many organizations have become aware of the evolving obsolescence of these systems and are now beginning to fund their modernization. In addition, as part of this modernization, many organizations wish to extend these legacy systems to interface with web-based applications. Our strategy has been to develop and/or acquire tools that will facilitate the modernization process and differentiate our offerings in the marketplace.

In 2004, we aligned with Micro Focus, an established company in the legacy COBOL environment, to participate in an effort intended to promote, quickly and cost-effectively, the conversion of large legacy mainframe systems to PC and Unix server platforms. Micro Focus has developed a suite of products that simplify the conversion process and enable the entry screens to be internet accessible. The convergence of these tools with the recent advancements in hardware performance of PC servers has finally permitted users to substantially reduce their annual mainframe hardware maintenance costs. As an authorized reseller and installer of the tools, our plan is to derive revenue from software sales and installation services as well as acquire supplementary programming services that typically occur with each engagement.

Over the last year we have successfully completed engagements in the Department of Defense and several commercial companies that have proven the viability and efficacy of these tools. In addition, Micro Focus has provided us with dozens of qualified leads, both commercial and government, that both companies are working on as a team. In addition, we have joined the Mainframe Migration Alliance (MMA) composed of companies such as Microsoft and Micro Focus. This alliance brought us increased market exposure and additional sales leads. We expect this strategy to be a major contributor to our growth and profitability over the next three years.

Over the last ten years we have developed a series of workbench tools called ICONS. These tools, used in conjunction with our methodology, enhance a programmer’s ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL, and Unisys COBOL. ICONS facilitates our ability to provide systems modernization services to companies and government agencies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and internet platforms. A number of leads derived from Micro Focus and Microsoft require use of our ICONS tools as a precursor to implementing the Micro Focus solution. One successful engagement required the use of ICONS to convert DMS COBOL to Micro Focus COBOL prior to moving from a mainframe to a PC Platform. That project was successfully completed with no loss of functionality or performance within six months and became operational recently. In 2005, IBM announced that it would no longer support DMS COBOL and many customers must now convert or find other options. We are currently pursuing over ninety leads of large companies and government agencies that are affected.

Information Analysis Incorporated	2005 Report on Form 10-KSB

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

Our modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of our professional staff can perform both technical and business requirements analyses, and prepare general and detail design documentation, develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at customer sites or at our premises, which has mainframe and client server facilities for the use of our personnel.

Our strategy to exploit the conversion and modernization market is also based on forming partnerships with large Information Technology (IT) consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These firms have established relationships with such customers, who rely on their advice in selecting tools and services to modernize legacy systems. We have been successful in forming partnerships with firms such as IBM, EDS, Northrup Grumman, Unisys, SI International, and Oracle. These partnerships have resulted in significant contracts in the past and are important in procuring future business for us.

In addition to gaining new business, we will focus on retaining and expanding existing contracts.

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

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2006 and beyond and leverage the company’s outstanding reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security (DHS), the Department of Veterans Affairs (VA), Federal Mediation and Conciliation Service (FMCS), U.S. Department of Agriculture (USDA), General Services Administration (GSA), Army Reserve, and U.S. Air Force Logistics Command (AFLC).

With IAI’s success over the last two years, we have reached a level of financial stability that provides us with the ability to consider merger and acquisition strategies without sacrificing value. Our current strategy is to consider merger candidates that are accretive and can contribute to the growth of our equity value, either through reverse mergers and/or stock acquisition. Also, we are looking for small companies to acquire that have interesting technologies that our infrastructure can exploit. Several of these types of opportunities have been explored over the last year, but have not been completed for good business reasons. Recently, due to our current perceived strengths, we have been approached more frequently and we are seeing more opportunities. It is our goal to accomplish a merger or acquisition over the next twelve months.

Competition

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies that purport to substantially automate the

Information Analysis Incorporated	2005 Report on Form 10-KSB

process through software tools including Blue Phoenix Solutions, Fujitsu, and IBM. “Off the shelf” software for enterprise resource planning, such as SAP and Oracle, provides an additional source of competition, although, to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of our competitors have greater name recognition than our company, a larger, more established customer base, and significantly greater financial and market resources.

In the electronic forms arena there are multiple forms vendors such as IBM (Pure Edge), MicroSoft, and FormNet. These are formidable competitors who are constantly trying to gain a share of the Adobe market penetration. In the federal marketplace, the cost of switching from Adobe and losing the sizeable investments in forms already developed gives Adobe an advantage in retaining and extending its client base. Also, the prevalence of Adobe’s PDF standard format for presenting images in the electronic world is a difficult obstacle for its competitors to overcome.

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

Backlog

As of December 31, 2005, we estimated our backlog at approximately $23.7 million, of which $5.4 million was funded. Of the entire backlog, we believe approximately 29% will be completed by December 31, 2005. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Employees

As of December 31, 2005, we employed 30 full-time and 12 part-time individuals. In addition, we maintained independent contractor relationships with 18 individuals for professional information technology services. Approximately 80% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among its employees contribute to maintaining a stable professional staff with limited turnover.

We have no collective bargaining agreements or other such labor contracts with our employees and believe that our employee relationships are satisfactory. In the long-term, management will likely hire additional staff to meet its anticipated growth requirements. Management does not anticipate encountering material problems in its ability to hire individuals with the requisite employee skill set, despite a competitive market for its requisite technical skill set.

Governmental Regulations

We supply our products and services to the United States Federal Government pursuant to its General Services Administration contract, its Mission Oriented Business Integrated Services contract, and through contracts resulting from competitive bidding processes. We are bound by various rules and regulations

Information Analysis Incorporated	2005 Report on Form 10-KSB

promulgated by various agencies of the federal government. We have not experienced undue expense beyond those expenses normally incurred in our ordinary course of business in adhering to such rules and regulations.

Risk Factors Related to Our Business

Failure to keep pace with a changing technological environment could negatively impact our business

The computer industry in general, and the market for our application software offerings and services, is characterized by rapidly changing technology, frequent new technology introductions, and significant competition. In order to keep pace with this rapidly changing market environment, we must continually develop and incorporate into our services new technological advances and features desired by the marketplace at acceptable prices. The successful development and commercialization of new services and technology involves many risks, including the identification of new opportunities, timely completion of the development process, the control and recovery of development and production costs and acceptance by customers of our products and services. If we are unsuccessful in identifying, developing and marketing our services and technology or adapting our business to rapid technological change, it will have a material negative impact on our results of operation.

We are subject to intense competition from other companies engaged in software development and computer related services.

The market for our products and services is competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. Some of these companies have longer operating histories, greater financial, marketing and other resources, greater name recognition in other markets and a larger base of customers than we do. In addition, some companies have well-established relationships with our current and prospective customers. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can. Should we not be able to maintain our competitive advantages in light of these factors, it could negatively impact our results of operations on a material level.

We are dependent on key personnel to maintain our profitability and grow our business.

Our future success depends, to a significant extent, on the continued services of our key personnel. A loss of certain key personnel, both managerial and technical, would most likely have an adverse effect on our business. In addition, competition for qualified technical personnel throughout the industry is significant and we may be unable to retain our current personnel or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current personnel or in attracting and motivating new personnel, our business could be adversely affected.

Failure to adequately integrate prospective new businesses or acquisitions could materially impact and disrupt our business.

We are seeking to expand our business and may acquire or make investments in companies or businesses offering complementary products, services and technologies in the future. We have successfully integrated prior acquisitions or investments in the past, but such proven success in not necessarily an indication of future ability to perform. Acquisitions and investments typically involve numerous risks including, but not limited to difficulties in integrating operations, technologies, services and personnel and (ii) diversion of financial and managerial resources from existing operations. To manage this prospective growth effectively, we may need to implement additional management information systems capabilities, further develop our operating, administrative, financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations and hire and train additional personnel. Should these prospective integrations prove more difficult and time consuming than anticipated, it could negatively impact our results of operations.

Fluctuations in our results of operations from period to period may cause fluctuations in our stock price.

Our financial results vary from quarter to quarter based on certain factors such as the timing of significant orders, contract funding approvals and contract completions, some of which are beyond our control. As a

Information Analysis Incorporated	2005 Report on Form 10-KSB

consequence, our quarterly and annual revenue and operating results may fluctuate from period to period, and period comparisons may therefore not be meaningful. Such fluctuations in the future could contribute to corresponding fluctuations in our stock price and in certain cases cause the trading price of our stock to decline.

Our business potential could be impacted by our failure to adequately protect its intellectual property.

Our success depends in part on our ability to obtain and maintain proprietary protection for our technologies, products, and processes, and our ability to operate without infringing the proprietary rights of other parties. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for certain processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Any copyrights, patents or other registrations may not sufficiently protect us against competitors with similar technology. In addition, our intellectual property rights may be challenged, narrowed, invalidated or circumvented. Our intellectual property rights do not guarantee any competitive advantage. Because our success in part relies upon our technologies, if proper protection is not available or can be circumvented, our business may be negatively impacted.

There is a limited public market for the our common stock

Our common stock is presently quoted on the OTC Bulletin Board and the securities are traded through broker-dealers. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

Item 2. Description of Property

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on March 31, 2007 and we have an option to renew for two years.

The property is leased from an unaffiliated party. We maintain tenant fire and casualty insurance on the property in an amount deemed appropriate by our management.

Item 3. Legal Proceedings

There are presently no material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of its property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security shareholders in 2005.

Information Analysis Incorporated	2005 Report on Form 10-KSB

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2005 Quarter Ended:				Fiscal Year Ended December 31, 2004 Quarter Ended:
	3/31/05	6/30/05	9/30/05	12/31/05	3/31/04	6/30/04	9/30/04	12/31/04
High	$0.51	$0.60	$0.55	$0.82	$0.38	$0.53	$0.48	$0.43
Low	$0.32	$0.40	$0.30	$0.41	$0.21	$0.33	$0.23	$0.22

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

As of December 31, 2005, we had 117 stockholders of record. We believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors or other nominees.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends within the next two years. Management anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,” “intends,” “estimates,” “anticipates,” “expects,” “plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this annual report on Form 10-KSB and in our other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results.

Overview

During 2005 our sales and marketing organizations were focused to capitalize on our services and tools to address the legacy modernization/conversion market, provide legacy and post-conversion database support and develop and support database-backed web portals and other web-based solutions.

In 2005 we had net income from operations of $748,500. Our accumulated stockholders’ equity is $955,692 at December 31, 2005. Our expenses related to sales, marketing, and administrative infrastructure were held to a small increase in 2005, and declined as a percentage of revenue. Our strategic partnerships with software development companies contributed to an increase in revenues and, more importantly, to margins on those revenues.

Information Analysis Incorporated	2005 Report on Form 10-KSB

Our cash flow continued to improve over prior years, allowing us to retire the outstanding convertible notes that were not converted and allowing us to end the year with nearly the entire fourth quarter free of a balance on our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Consolidated Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2005	December 31, 2004
Revenue	100.0%	100.0%
Cost of Goods Sold	77.1%	78.8%

Gross Profit	22.9%	21.2%
Operating Expenses
Selling, general and administrative	(16.0)%	(17.8)%
Other operating income	0.0%	3.1%

Income (loss) from operations	6.9%	6.5%
Other expense	(0.1)%	(0.4)%

Income (loss) before income taxes	6.8%	6.1%
Provision for income taxes	(0.0)%	0.0%

Net income (loss)	6.8%	6.1%

2005 Compared to 2004

Revenue. Revenue for the 2005 fiscal year increased $1.5 million, or 15.7%, to $10.8 million from $9.3 million in fiscal year 2004. Revenue from professional services increased $0.4 million, or 4.7%, to $9.0 million in fiscal year 2005 from $8.6 million in fiscal year 2004. Revenue from software sales increased $1.0 million, or 156.3%, to $1.7 million in 2005 from $0.7 million in fiscal year 2004. The increase in software sales revenue is related to our development of strategic partnerships with third party software development companies under which we sell their software in conjunction with our professional services.

Gross Profit. Gross profit increased 24.9% to $2.5 million in 2005 from $2.0 million in 2004, or 22.9% of revenue in 2005 compared to 21.2% of revenue in 2004. Professional services gross margin was $2.1 million, or 23.0% of revenue in 2005, compared to $1.7 million, or 19.9% of revenue in 2004. The increase in professional services gross margin and gross margin percentage was primarily attributable to new higher-margin commercial contracts (versus existing government contracts) which resulted from strategic partnership marketing channels. Software sales gross margin was $378,987, or 21.9% of revenue in 2005, compared to $253,488, or 37.6%, in 2004. The decrease in software sales gross margin was due to a decrease in sales of our ICONS software tools versus 2004 and sales of new software products with less margin than ICONS.

Selling, General and Administrative. Selling, general and administrative expense for 2005 increased 3.6% to $1.72 million, or 15.9% of revenue, from $1.66 million, or 17.8% of revenue, in 2004. The increase is due to higher salaries, payments of bonuses, costs of sales efforts, and depreciation related to upgrading our information technology base and our office infrastructure.

Liquidity and Capital Resources

Our profits in 2005, when combined with our beginning cash and cash equivalents balance and borrowings under our revolving lines of credit were sufficient to provide financing for our operations. For 2005, net cash provided by operating, investing and financing activities was $335,860, which when added to a beginning balance of $115,917 yielded cash and cash equivalents of $451,777 at December 31, 2005.

Information Analysis Incorporated	2005 Report on Form 10-KSB

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. This line of credit replaced our previous line of $500,000. The line became effective December 20, 2005, and expires on May 1, 2007.

The line of credit, when coupled with funds generated from operations, assuming the operations generate positive cash flow, should be sufficient to meet our operating cash requirements through December 31, 2006, based on our current operation plan.

Convertible notes in the amount of $125,000 came due on September 30, 2005. Four noteholders exercised the conversion privilege on $80,000 of notes, including 3 officers and directors, resulting in the issuance of 320,000 shares of unregistered IAI common stock. We retired the additional $45,000 of notes for cash. We are currently operating with no long term debt.

We cannot be certain that there will not be a need for additional cash resources at some point in fiscal 2006. Accordingly, we may from time to time consider additional equity offerings to finance business expansion. We are uncertain that we will be able to raise additional capital.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet the Company’s foreseeable facility requirement. Should the Company need additional space to accommodate increased activities, management believes it can secure such additional space on reasonable terms.

Off-Balance sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that, effective from and after January 1, 2006, the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. Adoption of this statement will have a significant impact on our future financial statements as we will be required to expense the fair value of our stock option grants and other equity-based awards under our stock plans rather than disclose the impact only on our net income (loss) within the footnotes, as has been our practice for financial statements for periods ending prior to the effective date, including the financial statements appearing in this report. We believe the pro forma disclosures in note 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements under the sub-heading “Stock-Based Compensation” provides an appropriate short-term indicator of the level of expense that we will be required to recognize in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards. In addition to having to apply the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives.

Inform ation Analysis Incorporated	2005 Report on Form 10-KSB

Item 7. Financial Statements

Information Analysis Incorporated	2005 Report on Form 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Information Analysis Incorporated

We have audited the accompanying consolidated balance sheet of Information Analysis Incorporated and Subsidiary as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended December 31, 2004 were audited by other auditors whose report, dated February 11, 2005, expressed an unqualified opinion with an explanatory paragraph.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 9, 2006

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$451,777	$115,917
Accounts receivable, net	1,994,010	2,169,790
Prepaid expenses	183,282	47,579
Note receivable	85,000	85,000
Other receivables	15,326	6,910

Total current assets	2,729,395	2,425,196
Fixed assets, net of accumulated depreciation and amortization of $424,836 and $402,969	56,825	34,551
Other assets	8,782	7,447
Investments	—	3,000

Total assets	$2,795,002	$2,470,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,174,677	$1,566,788
Accrued payroll and related liabilities	321,209	277,172
Deferred revenue	213,876	83,844
Other accrued liabilities	125,048	64,748
Income taxes payable	4,500	—
Revolving line of credit	—	219,650
Notes payable	—	125,000

Total liabilities	1,839,310	2,337,202

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,127,626 issued, 10,623,015 outstanding as of December 31, 2005 and 11,788,126 issued, 10,283,515 shares outstanding at December 31, 2004	121,276	117,881
Additional paid-in capital	14,212,165	14,122,019
Accumulated deficit	(12,511,436)	(13,243,595)
Accumulated other comprehensive loss	(12,000)	(9,000)
Treasury stock, 1,504,611 shares, at cost	(854,313)	(854,313)

Total stockholders’ equity	955,692	132,992

Total liabilities and stockholders’ equity	$2,795,002	$2,470,194

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the years ended December 31,
	2005	2004
Sales
Professional fees	$9,045,027	$8,635,219
Software sales	1,726,847	673,690

Total sales	10,771,874	9,308,909

Cost of sales
Cost of professional fees	6,960,425	6,916,594
Cost of software sales	1,347,860	420,202

Total cost of sales	8,308,285	7,336,796

Gross profit	2,463,589	1,972,113

Selling, general and administrative expenses	(1,715,089)	(1,655,591)
Other operating income	—	289,902

Income from operations	748,500	606,424
Other expenses	11,841	34,672

Income before provision for income taxes	736,659	571,752
Provision for income taxes	4,500	—

Net income	732,159	571,752

Unrealized loss on available-for-sale securities	(3,000)	(3,000)

Comprehensive income	$729,159	$568,752

Earnings per common share - basic
Net income	$0.07	$0.06

Earnings per common share – diluted
Net income	$0.07	$0.05

Weighted average common shares outstanding
Basic	10,376,247	10,283,515

Diluted	10,968,026	11,015,724

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2003	11,788,126	$117,881	$14,122,019	$(13,815,347)	$(6,000)	$(854,313)	$(435,760)

Net Income	—	—	—	571,752	—	—	571,752
Unrealized loss on available- for-sale securities	—	—	—	—	(3,000)	—	(3,000)

Comprehensive income	—	—	—	—	—	—	568,752

Balances, December 31, 2004	11,788,126	$117,881	$14,122,019	$(13,243,595)	$(9,000)	$(854,313)	$132,992

Net Income	—	—	—	732,159	—	—	732,159
Unrealized loss on available- for-sale securities	—	—	—	—	(3,000)	—	(3,000)

Comprehensive income	—	—	—	—	—	—	729,159

Conversion of notes to equity	320,000	3,200	76,800	—	—	—	80,000
Option exercises	19,500	195	5,246	—	—	—	5,441
Warrants issued	—	—	4,500	—	—	—	4,500
Stock option compensation	—	—	3,600	—	—	—	3,600

Balances, December 31, 2005	12,127,626	$121,276	$14,212,165	$(12,511,436)	$(12,000)	$(854,313)	$955,692

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$732,159	$571,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,869	22,159
Reduction of accounts payable through issuance of equity	4,500	—
Stock option compensation	3,600	—
Amortization of capitalized software	—	62,583
Gain on sale of fixed assets	—	(1,465)
Changes in operating assets and liabilities
Accounts receivable	175,780	(648,927)
Other receivables and prepaid expenses	(145,454)	107,279
Accounts payable and accrued expenses	(287,774)	230,296
Deferred revenue	130,032	(52,260)
Income taxes payable	4,500	—

Net cash provided by operating activities	639,212	291,417

Cash flows from investing activities:
Acquisition of furniture and equipment	(44,142)	(25,519)
Proceeds from sale of fixed assets	—	1,465

Net cash used in investing activities	(44,142)	(24,054)

Cash flows from financing activities:
Net payments proceeds under line of credit	(219,650)	(469,367)
Payment of debt at maturity	(45,000)	—
Stock options exercised	5,440	—

Net cash used in financing activities	(259,210)	(469,367)

Net increase (decrease) in cash and cash equivalents	335,860	(202,004)
Cash and cash equivalents, beginning of the year	115,917	317,921

Cash and cash equivalents, end of the year	$451,777	$115,917

Supplemental cash flow information
Interest paid	$21,550	$35,462

The accompanying notes are an integral part of the consolidated financial statements

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Operations

Information Analysis Incorporated (the Company) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems. The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, International Software Service Corporation. All significant intercompany accounts, transactions and profits have been eliminated.

Use of Estimates

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

Information Analysis Incorporated	2005 Report on Form 10-KSB

1.	Summary of Significant Accounting Policies (continued)

Segment Reporting

In accordance with Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998, the Company has concluded that it operates in one business segment, providing products and services to modernize client information systems.

Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Audits by DCAA were completed through the year ended December 31, 1997. No amounts were changed as a result of the audits. Since the Company has entered into no cost plus fixed fee contracts since 1997, management is of the opinion that any disallowance of costs for subsequent fiscal years by government auditors, other than amounts already provided, will not materially affect the Company’s financial statements.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 and $129,617 at December 31, 2005 and 2004, respectively.

Information Analysis Incorporated	2005 Report on Form 10-KSB

1.	Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company’s annual financial statements disclose the required pro forma information as if the fair value method prescribed by Financial Accounting Standards Board’s Statement No. 123, Accounting for Stock-Based Compensation, had been adopted, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123”.

Stock options and warrants granted to non-employees are accounted for using the fair value method in accordance with the SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings per share would have been:

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings per share would have been:

1.	Summary of Significant Accounting Policies (continued)

	2005	2004
Net income, as reported	$732,159	$571,752
Stock-based employee compensation cost that would have been included in the determination of net income if the fair-value method had been applied to all awards	(46,731)	(18,789)

Pro forma net income	$685,428	$552,963

Net income per share, basic, as reported	$0.07	$0.06
Net income per share, diluted, as reported	$0.07	$0.05
Net income per share, basic, pro forma	$0.07	$0.05
Net income per share, diluted, pro forma	$0.06	$0.05

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

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

On December 29, 2005, the Board of Directors voted to immediately vest all unvested options outstanding as of December 31, 2005. The effect of the transaction was to accelerate the recognition of the entire remaining expense of all options unvested as of December 31, 2005, as a pro forma disclosure rather than as a line item on future income statements. Any options issued subsequent to December 31, 2005, are subject to normal reporting under SFAS 123R. The amount accelerated to December 31, 2005, from future years is $29,589.

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

Investments in Available-for-Sale Securities

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

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Receivables

Accounts receivable at December 31, 2005 and 2004, consist of the following:

	2005	2004
Billed-federal government	$1,648,220	$1,948,740
Billed-commercial and other	310,144	337,891

Total billed	1,958,364	2,286,631
Unbilled	35,646	12,776
Less: allowance for doubtful accounts	—	(129,617)

Accounts receivable, net	$1,994,010	$2,169,790

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

At December 31, 2005 and 2004, there are notes receivable from a customer in the amounts of $75,000 and $10,000. The $75,000 note is collateralized by a third party’s holdings of 500,000 shares of the Company’s stock. The notes bear interest of 7% and are due December 31, 2006.

3.	Fixed Assets

A summary of fixed assets and equipment at December 31, 2005 and 2004, consist of the following:

	2005	2004
Furniture and equipment	$151,253	$136,191
Computer equipment and software	330,408	301,329

Subtotal	481,661	437,520
Less: accumulated depreciation and amortization	(424,836)	(402,969)

Total	$56,825	$34,551

Depreciation expense for the years ended December 31, 2005 and 2004 was $21,869 and $22,159, respectively.

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Software Development Costs

Software development costs at December 31, 2005 and 2004, consist of the following:

	2005	2004
Software development costs	$764,110	$764,110
Accumulated amortization	(764,110)	(764,110)

Net software development costs	$—	$—

Amortization expense for the years ended December 31, 2005 and 2004 was $0 and $62,583, respectively.

5.	Investments

Investments at December 31, 2005 and 2004, consist of the following:

	2005	2004
Available-for-sale securities	$12,000	$12,000
Less: unrealized loss on available-for-sale securities	(12,000)	(9,000)

Total investments	$—	$3,000

The aggregate fair values of available-for-sale securities are $0 and $3,000 at December 31, 2005 and 2004, respectively. The gross unrealized holding losses on available-for-sale securities are $12,000 and $9,000 at December 31, 2005 and 2004, respectively. The amortized cost bases of available-for-sale securities are $12,000 at December 31, 2005 and 2004.

The available-for-sale securities presented at December 31, 2005 and 2004, are not debt securities, and are not subject to contractual maturities.

There were no sales of available-for-sale securities during the years ending December 31, 2005 and 2004, and there were no realized gains or losses.

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Other Accrued Liabilities

Other accrued liabilities at December 31, 2005 and 2004, consist of the following:

	2005	2004
Accrued payables	$69,870	$47,893
Commissions payable	39,663	13,105
Sales tax payable	15,515	—
Interest payable	—	3,750

Total other accrued liabilities	$125,048	$64,748

7.	Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with Commerce Bank providing for demand or short-term borrowings up to $1,000,000. The line of credit replaces the previous line and expires on May 1, 2007. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank’s prime rate plus 0.75% (8.00% at December 31, 2005). The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. The bank automatically executes draws on and payments to the revolving line of credit in an effort to maintain a target balance in the Company’s operating account. There was no outstanding balance on the line at December 31, 2005.

The Company had a revolving line of credit with BB&T Bank providing for demand or short-term borrowings up to $500,000. The line of credit was callable on demand, and expired on December 16, 2005. Draws against this line were limited by varying percentages of the Company’s eligible accounts receivable balances. The bank was granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts was payable monthly at the bank’s prime rate plus 2.5%, with a floor of 8.00%. The bank had a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. At December 31, 2004, $219,650 was outstanding under the line of credit. There was no outstanding balance upon expiration of the line of credit in 2005.

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements. Rent expense was $77,694 and $82,520 for the years ended December 31, 2005 and 2004, net of sublease income of $0 and $64,231, respectively. The future minimum rental payments to be made under long-term operating leases principally for facilities are as follows:

Year ending December 31, 2006	$79,500
2007	20,000

Total minimum rent payments	$99,500

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect increases in the consumer price index and the Company’s proportionate share of real estate tax increases on the leased property.

There are no aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2005.

9.	Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforward	$6,186,200	$6,281,000
Accrued vacation and officer compensation	65,500	51,400
AMT tax credit carryforward	4,500	—
Allowance for bad debts	—	49,200
Intangibles	—	3,400
Fixed assets	(98,400)	(128,600)

Subtotal	6,157,800	6,256,400
Valuation allowance	(6,157,800)	(6,256,400)

Total	$—	$—

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes (continued)

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2005	2004
Income before taxes	$736,659	$571,752

Income tax expense on above amount at federal statutory rate	250,500	239,800
State income tax expense, net of federal benefit	29,500	40,000
Permanent differences	5,000	(1,800)
Other	(181,900)	—
Change in valuation allowance	(98,600)	(278,000)

Provision for income taxes	$4,500	$—

Income tax for the years ended December 31, 2005 and 2004 consists of the following:

	December 31,
	2005	2004
Current income taxes
Federal	$211,100	$239,800
State	24,800	40,000
Alternative minimum tax	4,500
Benefit from utilization of net operating losses	(235,900)	(279,800)

	4,500	—
Deferred taxes	—	—

	$4,500	$—

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined.

The Company has net operating loss carry forwards of approximately $16.3 million, which expire, if unused, in the year 2020. The tax benefits of approximately $2.3 million of net operating losses related to stock options will be credited to equity if the benefit is realized through utilization of the net operating loss carry forwards.

10.	Major Customers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for greater than 83% of the Company’s 2005 revenues and for 87% of the Company’s 2004 revenues. The Company’s prime contracts with two federal government agencies accounted for 36% of the Company’s 2005 revenue.

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Retirement Plans

The Company restated its Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code, effective January 1, 2004. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2005, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion, but did not do so in 2005. Expenses for the year ended December 31, 2005 and 2004 were $39,581 and $31,043, respectively

12.	Stock Options and Warrants

The Company has a stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to employees and directors. The maximum number of shares for which options may be granted under the plans is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted in 2005 was seventeen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant. The stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan.

The fair value of the options granted in 2005 and 2004 is estimated on the date of the grant using the Black-Scholes options-pricing model assuming the following:

	2005	2004
Dividend yield	0%	0%
Risk-free interest rate	3.90-4.45%	4.06%
Expected volatility	84-119%	86.6%
Expected term of options	5 years	3 years

The effects on 2005 and 2004 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. The weighted average fair value per option granted in 2005 and 2004, was $0.36 and $0.22, respectively.

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
Less than $1.00	1,799,450	$0.392	3.2 years	1,799,450	$0.392
$1.00 and more	163,900	$6.140	1.8 years	163,900	$6.140

Total	1,963,350	$0.872	3.0 years	1,963,350	$0.872

On December 29, 2005, the Board of Directors voted to immediately vest all unvested options outstanding as of December 31, 2005. The effect of the transaction was to accelerate the recognition of the entire remaining expense of all options unvested as of December 31, 2005, as a pro forma disclosure rather than as a line item on future income statements. Any options issued subsequent to December 31, 2005, are subject to reporting under SFAS 123R. The amount accelerated to December 31, 2005, from future years is $29,589.

Transactions involving the plan were as follows:

	December 31,
	2005		2004
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	1,900,350	$0.88	1,877,050	$0.84
Granted	122,000	0.43	65,300	1.51
Exercised	(19,500)	0.28	0
Canceled	(39,500)	0.16	(42,000)	0.16

Outstanding, end of year	1,963,350	$0.87	1,900,350	$0.88

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants (continued)

The Board of Directors has also granted warrants to directors, employees and others. In March 2005 we issued warrants, expiring 5 years from issuance date, for 12,000 shares of common stock at $0.01 per share to our outside counsel to satisfy its claims in the aggregate amount of $12,382. No warrants were issued in 2004. There were no warrants exercised in 2005 or 2004. As of December 31, 2005, outstanding warrants are 235,475, all but 12,000 of which expire within 3 years. The purchase prices for shares issued upon exercise of these warrants range from $0.01 to $6.42 per share. These warrants are exercisable immediately.

13.	Convertible Notes Payable

During 2001, the Company issued to accredited investors $125,000 of 3-year 12% convertible notes, having a conversion price of $0.25 per share. Notes totaling $80,000 were issued to stockholders, officers and directors. These notes matured on September 30, 2005. Four noteholders exercised the conversion privilege on $80,000 of notes, including 3 officers and directors, resulting in the issuance of 320,000 shares of unregistered IAI common stock. The Company retired the additional $45,000 of notes for cash.

14.	Earnings Per Share

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

Information Analysis Incorporated	2005 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings Per Share (continued)

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the year ended December 31, 2005:
Income available to common stockholders	$732,159	10,376,247	$0.07
Effect of dilutive stock options		455,595	—
Effect of dilutive warrants		136,194	—
Diluted net income per common share for the year ended December 31, 2005:	$732,159	10,968,026	$0.07

Basic net loss per common share for the year ended December 31, 2004:
Income available to common stockholders	$571,752	10,283,515	$0.06
Effect of dilutive stock options		137,698	—
Effect of dilutive warrants		94,511	—
Effect of dilutive convertible notes	15,000	500,000	—
Diluted net income per common share for the year ended December 31, 2004:	$586,752	11,015,724	$0.05

Information Analysis Incorporated	2005 Report on Form 10-KSB

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

(a) On April 4, 2005, on the recommendation of the Audit Committee of the Board of Directors, Information Analysis Incorporated (“the Company”) notified Reznick Group, P.C. that they have been engaged to serve as the Company’s independent public accountants, and notified Rubino & McGeehin, Chartered that they have been dismissed as the Company’s independent public accountants, effective immediately.

Rubino & McGeehin, Chartered performed audits of the financial statements for the years ended December 31, 2004 and 2003. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: Rubino & McGeehin, Chartered’s report on the financial statements of Information Analysis Incorporated for the years ended December 31, 2004 and 2003, contained a separate paragraph, stating:

“The accompanying consolidated financial statements have been prepared assuming Information Analysis Incorporated and subsidiary will continue as a going concern. As discussed in Note 15, the Company has suffered recurring losses from operations and has cash flows problems and financing requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the two years ended December 31, 2004, and from December 31, 2004 through the effective date of Rubino & McGeehin, Chartered’s termination, there have been no disagreements between the Company and Rubino & McGeehin, Chartered on any matter of accounting principles or practice, financial statement disclosure, or auditing scope of procedure, which disagreements would have caused Rubino & McGeehin, Chartered to make reference to the subject matter of such disagreements in connection with its report.

Rubino & McGeehin, Chartered has furnished a letter to the SEC dated April 7, 2005, stating that it agrees with the above statements.

(b) During the two years ended December 31, 2004 and from December 31, 2004 through the engagement of Reznick Group, P.C. as the Company’s independent accountant, neither the Company nor anyone on its behalf had consulted Reznick Group, P.C. with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement with Rubino & McGeehin, Chartered on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Rubino & McGeehin, Chartered, would have caused Rubino & McGeehin, Chartered to make reference to the matter in their report.

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

Information Analysis Incorporated	2005 Report on Form 10-KSB

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no significant change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 10. Executive Compensation

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 12. Certain Relationships and Related Transactions

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 13. Exhibits

(a)	Exhibits:

See Exhibit Index on page 32.

(b)	On November 14, 2005, the Company filed a press release, “Information Analysis Inc. Reports Third Quarter Results”, on Form 8-K. Attached as an exhibit were condensed consolidated financial statements including Balance Sheets as of September 30, 2005 and 2004 and Income Statements for the three months and nine months ended September 30, 2005 and 2004.

Item 14. Principal Accountant Fees and Services

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Information Analysis Incorporated	2005 Report on Form 10-KSB

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandor Rosenberg Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 29, 2006

/s/ Charles A. May, Jr. Charles A. May	Director	March 29, 2006

/s/ Bonnie K. Wachtel Bonnie K. Wachtel	Director	March 29, 2006

/s/ James D. Wester James D. Wester	Director	March 29, 2006

/s/ Richard S. DeRose Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 29, 2006

/s/ Matthew T. Sands Matthew T. Sands	Controller	March 29, 2006

Information Analysis Incorporated	2005 Report on Form 10-KSB

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

4.2	Form of Warrant issued in December 1999 and January 2000	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.3	Common Stock and Warrant Purchase Agreement dated December 1999	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.4	Form of 12% 3 year convertible note	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

4.5	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

4.6	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending March 31, 2005 and filed on May 16, 2005

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1986 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on December 20, 1988

10.4	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

Information Analysis Incorporated	2005 Report on Form 10-KSB

10.8	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.9	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.10	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.11	Line of Credit Agreement with Commerce Bank, N.A.	Filed with this Form 10-KSB, page 35

16.1	Letter on change in certifying accountant for the dismissal of Rubino & McGeehin Chartered	Incorporated by reference from the Registrant’s Form 8-K dated April 4, 2005, and filed April 8, 2005

23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-KSB, page 49

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-KSB, page 50

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-KSB, page 51

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 52

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 53