Form 10QSB
period 2006-03-31
INFORMATION ANALYSIS INC
filed 2006-05-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2006

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

Common Stock, par value $0.01, 11,001,656 shares as of May 5, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$388,016	$451,777
Accounts receivable, net	2,167,088	1,994,010
Prepaid expenses	184,957	183,282
Notes receivable	85,000	85,000
Other receivables	15,581	15,326

Total current assets	2,840,642	2,729,395
Fixed assets, net	60,177	56,825
Other assets	8,781	8,782

Total assets	$2,909,600	$2,795,002

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$989,196	$1,174,677
Accrued payroll and related liabilities	414,209	321,209
Deferred revenue	289,991	213,876
Other accrued liabilities	71,557	125,048
Income taxes payable	—	4,500

Total current liabilities	1,764,953	1,839,310

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,358,626 shares issued, 10,854,015 outstanding at March 31, 2006, and 12,127,626 shares issued, 10,623,015 outstanding at December 31, 2005	123,586	121,276
Additional paid in capital	14,313,079	14,212,165
Accumulated deficit	(12,425,705)	(12,511,436)
Accumulated other comprehensive loss	(12,000)	(12,000)
Treasury stock, 1,504,611 shares at cost	(854,313)	(854,313)

Total stockholders’ equity	1,144,647	955,692

Total liabilities and stockholders’ equity	$2,909,600	$2,795,002

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the three months ended March 31,
	2006	2005
	Unaudited	Unaudited
Sales
Professional fees	$2,196,028	$2,115,095
Software sales	118,483	72,148

Total sales	2,314,511	2,187,243

Cost of sales
Cost of professional fees	1,750,776	1,681,890
Cost of software sales	70,347	41,073

Total cost of sales	1,821,123	1,722,963

Gross profit	493,388	464,280
Selling, general and administrative expenses	408,725	388,387

Income from operations	84,663	75,893
Other income (expenses), net	1,068	(3,592)

Income before provision for income taxes	85,731	72,301
Provision for income taxes	—	—

Net income	$85,731	$72,301

Comprehensive income	$85,731	$72,301

Earnings per common share:
Basic:	$0.01	$0.01

Diluted:	$0.01	$0.01

Weighted average common shares outstanding:
Basic	10,743,204	10,283,515
Diluted	11,616,698	11,078,563

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$85,731	$72,301
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,353	5,317
Stock options compensation	804	—
Payment of contractor incentive through issuance of equity	—	10,000
Reduction of accounts payable through issuance of equity	—	4,500
Changes in operating assets and liabilities
Accounts receivable	(173,078)	57,642
Other receivables and prepaid expenses	(1,929)	(23,710)
Accounts payable and accrued expenses	(150,472)	(242,919)
Deferred revenue	76,115	17,550

Net cash used by operating activities	(155,476)	(99,319)

Cash flows from investing activities:
Purchases of fixed assets	(10,705)	(17,319)

Net cash used by investing activities	(10,705)	(17,319)

Cash flows from financing activities:

Proceeds from exercise of stock options	102,420	—
Net borrowing under revolving line of credit	—	721

Net cash provided by financing activities	102,420	721

Net decrease in cash and cash equivalents	(63,761)	(115,917)
Cash and cash equivalents at beginning of the period	451,777	115,917

Cash and cash equivalents at end of the period	$388,016	$—

Supplemental cash flow Information
Interest paid	$510	$8,761

The accompanying notes are an integral part of the financial statements

PART I

Item 1. Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2.	Summary of Significant Accounting Policies

Operations

Information Analysis Incorporated (the “Company”) was incorporated under the laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems. The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

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

2.	Summary of Significant Accounting Policies (cont.)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 and $129,617 at March 31, 2006 and 2005, respectively.

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

2.	Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R), using the modified prospective transition method. The following disclosures are also provided pursuant to the requirements of SFAS 123R.

At March 31, 2006, the Company has the stock-based compensation plans described below. Total compensation expense related to these plans was $804 and $3,291 for the three months ended March 31, 2006 and 2005, respectively, of which $520 and $114, respectively, related to options awarded to non-employees.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), under which no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized for non-employee options is measured based on management’s estimate of grant date fair value using the Black-Scholes model as service performance is completed. Any resulting compensation expense was recognized ratably over the related service period.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss and basic and diluted net loss per share for the three months ended March 31, 2005, as though the Company had adopted the fair value recognition provision of SFAS 123, as follows:

Net income, as reported	$72,301
Stock-based employee compensation cost that would have been included in the determination of net income if the fair-value method had been applied to all awards	(3,291)

Pro forma net income	$69,010

Net income per share, basic and diluted, as reported	$0.01
Net income per share, basic and diluted, pro forma	$0.01

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Risk free interest rate	1.89% - 4.14%
Dividend yield	0%
Expected term	3 - 10 years
Expected volatility	0.841 - 1.324

2.	Summary of Significant Accounting Policies (cont.)

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, the Company did not recognize any stock-based compensation expense for the first quarter of 2006 relating to option awards granted prior to January 1, 2006, as all of these option grants were 100% vested. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of one to two years.

As a result of adopting SFAS 123R, net income decreased by $804 for the three months ended March 31, 2006, as compared to if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.

As part of its SFAS 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since April 2001, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in the first quarter of 2006 is estimated to be five years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the three months ended March 31, 2006, the Company granted options to certain employees to purchase an aggregate of 6,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.53. Also during the three months ended March 31, 2006, the Company granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. During the three months ended March 31, 2005, the Company granted options to certain employees to purchase an aggregate of 6,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.29. The fair value of option awards granted in the first quarter of 2006 was estimated using the Black Sholes option pricing model with the following assumptions and weighted average fair values as follows:

Risk free interest rate	4.35% - 4.72%
Dividend yield	0%
Expected term	5 years
Expected volatility	0.99

The Company has a stock option plan, which became effective June 25, 1996. The plan provides for the granting of stock options to employees and directors. The maximum number of shares for which options may be granted under the plans is 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees in 2006 was eighteen months and in 2005 was seventeen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

2.	Summary of Significant Accounting Policies (cont.)

Option activity under the foregoing option plans as of March 31, 2006, and changes during the three months ended March 31, 2006 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2005	1,963,350	$0.87
Options granted	7,500	$0.70
Options exercised, expired or forfeited	235,000	$0.44
Balance at March 31, 2006	1,735,850	$0.93
Vested and expected to vest at March 31, 2006	1,729,850	$0.93

The following table summarizes information about options at March 31, 2006:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,735,850	$0.93	3.16	$494,212	1,729,850	$0.93	3.13	$494,212

Nonvested stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2005	0	$0.00
Granted	7,500	$0.53
Vested	1,500	$0.52
Balance at March 31, 2006	6,000	$0.53

As of March 31, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $2,896 and $0, respectively, which is expected to be recognized over weighted average periods of 0.74 years.

2.	Summary of Significant Accounting Policies (cont.)

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

3.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended March 31, 2006:
Income available to common stockholders	$85,731	10,743,204	$0.01
Effect of dilutive stock options	—	718,487	—
Effect of dilutive warrants	—	155,007	—
Diluted net income per common share for the three months ended March 31, 2006:	$85,731	11,616,698	$0.01

Basic net income per common share for the three months ended March 31, 2005:
Income available to common stockholders	$72,301	10,283,515	$0.01
Effect of dilutive stock options	—	185,474	—
Effect of dilutive warrants	—	109,574	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended March 31, 2005:	$76,051	11,078,563	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding the Company’s business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in the Company’s 10-KSB for the fiscal year ended December 31, 2005 and in other filings with the Securities and Exchange Commission.

Three Months Ended March 31, 2006 Versus Three Months Ended March 31, 2005

Revenue

Our revenues in the first quarter of 2006 were $2,314,511, compared to $2,187,243 in the first quarter of 2005, an increase of 5.8%. Professional services revenue was $2,196,028 versus $2,115,095, an increase of 3.8%, and product revenue was $118,483 versus $72,148, an increase of 64.2%. The increase in product revenue is primarily due to sales of Micro Focus products and maintenance under contracts which commenced in 2005. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services. We continue to have a steady pipeline of bidding opportunities for new and follow-on business. Professional services revenues are expected to at least maintain their current levels in the remainder of 2006, and product revenues, which are largely driven by one-time purchases, are expected to increase in the second quarter of 2006.

Gross Margins

Gross margin was $493,388, or 21.3% of sales, in the first quarter of 2006 versus $464,280, or 21.2% of sales, in the first quarter of 2005. Of the $493,388 in 2006, $445,252 was attributable to professional services and $48,136 was attributable to software sales. Our gross margin percentage was 20.3% for professional services and 40.6% for software sales for the first quarter of 2006. In the first quarter of 2005, we reported gross margins of 20.5% for professional services and 43.1% for software sales. Aggregate professional services gross margin percentage and software sales gross margin percentage have remained consistent with the prior year’s margins.

Selling, General and Administrative

Selling, general and administrative expenses were $408,725, or 17.7% of revenues, in the first quarter of 2006 versus $388,387, or 17.8% of revenues, in the first quarter of 2005. We continue to control expenses and reduce them wherever practical, and we believe that only marginal increases in expenses will result from increases in the number of contracts under which we operate. We anticipate an increase in expenses beginning in 2007 resulting from our need to comply with internal control procedure requirements of Section 404 of the Sarbanes Oxley Act. We have not yet determined the projected level of such increase.

Profits

We generated income from operations of $84,663, or 3.7% of revenue, in the first quarter of 2006 compared to $75,893, or 3.5% of revenue, in the first quarter of 2005. Net income for the first quarter of 2006 was $85,731 versus $72,301 for the same period in 2005. Net income increased $13,430, and it reflects a slight increase as a percentage of revenue.

Liquidity and Capital Resources

Through the first three months of 2006, we financed operations from cash balances, collections and current operations. Cash and cash equivalents at March 31, 2006 were $388,016 compared to $451,777 at December 31, 2005.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. This line of credit replaced our previous line of $500,000. The line became effective December 20, 2005, and expires on May 1, 2007. We did not require borrowings against this line of credit during the first quarter of 2006 to finance our operations.

The line of credit, when coupled with funds generated from operations, assuming the operations generate positive cash flow, should be sufficient to meet our operating cash requirements through December 31, 2006, based on our current operation plan.

At March 31, 2006, as well as at December 31, 2005, we had no outstanding balance on our line of credit. We believe that our profitability will continue through the remainder of 2006 and that cash flows generated from operations should enable us to continue to finance our operations.

We presently lease our corporate offices on a contractual basis with a timeframe commitment through February 2007 with an option to extend the lease for two years. We believe that our existing offices will be sufficient to meet the Company’s foreseeable facility requirement. Should the Company need additional space to accommodate increased activities, management believes it can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

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

Information Analysis Incorporated
(Registrant)
Date: May 12, 2006	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer, and President

	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 15

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 17

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18