Form 10QSB
period 2006-06-30
INFORMATION ANALYSIS INC
filed 2006-08-09
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 11,137,371 shares as of July 31, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$667,997	$451,777
Accounts receivable, net	2,232,937	1,994,010
Prepaid expenses	324,084	183,282
Notes receivable	105,050	85,000
Other assets	11,782	—
Other receivables	4,397	15,326

Total current assets	3,346,247	2,729,395

Fixed assets, net	57,583	56,825

Other assets	2,500	8,782

Total assets	$3,406,330	$2,795,002

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,137,065	$1,174,677
Deferred revenue	440,316	213,876
Accrued payroll and related liabilities	327,471	321,209
Other accrued liabilities	129,871	125,048
Income taxes payable	—	4,500

Total current liabilities	2,034,723	1,839,310

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,779,987 shares issued, 11,137,371 outstanding at June 30, 2006, and 12,127,626 shares issued, 10,623,015 outstanding at December 31, 2005	127,799	121,276
Additional paid in capital	14,458,048	14,212,165
Accumulated deficit	(12,272,029)	(12,511,436)
Accumulated other comprehensive loss	(12,000)	(12,000)
Treasury stock, 1,642,616 shares at June 30, 2006, and 1,504,611 shares at December 31, 2005, at cost	(930,211)	(854,313)

Total stockholders’ equity	1,371,607	955,692

Total liabilities and stockholders’ equity	$3,406,330	$2,795,002

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended June 30,
	2006	2005
	Unaudited	Unaudited
Sales
Professional fees	$2,298,862	$2,371,384
Software sales	269,948	634,397

Total sales	2,568,810	3,005,781

Cost of sales
Cost of professional fees	1,703,225	1,837,147
Cost of software sales	225,050	563,858

Total cost of sales	1,928,275	2,401,005

Gross profit	640,535	604,776
Selling, general and administrative expenses	488,817	451,993

Income from operations	151,718	152,783
Other income (expenses), net	1,957	(4,589)

Income before provision for income taxes	153,675	148,194
Provision for income taxes	—	—

Net income	$153,675	$148,194

Comprehensive income	$153,675	$148,194

Earnings per common share:
Basic:	$0.01	$0.01

Diluted:	$0.01	$0.01

Weighted average common shares outstanding:
Basic	11,035,507	10,296,527
Diluted	11,504,714	11,292,107

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the six months ended June 30,
	2006	2005
	Unaudited	Unaudited
Sales
Professional fees	$4,494,890	$4,486,479
Software sales	388,431	706,545

Total sales	4,883,321	5,193,024

Cost of sales
Cost of professional fees	3,454,001	3,519,037
Cost of software sales	295,397	604,931

Total cost of sales	3,749,398	4,123,968

Gross profit	1,133,923	1,069,056
Selling, general and administrative expenses	897,541	840,379

Income from operations	236,382	228,677
Other income (expenses), net	3,025	(8,180)

Income before provision for income taxes	239,407	220,497
Provision for income taxes	—	—

Net income	$239,407	$220,497

Comprehensive income	$239,407	$220,497

Earnings per common share:
Basic:	$0.02	$0.02

Diluted:	$0.02	$0.02

Weighted average common shares outstanding:
Basic	10,890,164	10,290,057
Diluted	11,399,119	11,151,036

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$239,407	$220,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,075	10,967
Stock options compensation	4,158	—
Reduction of accounts payable through issuance of equity	—	4,500
Changes in operating assets and liabilities
Accounts receivable	(238,927)	(336,737)
Other receivables and prepaid expenses	(155,423)	(117,627)
Accounts payable and accrued expenses	(31,027)	301,506
Deferred revenue	226,440	85,129

Net cash provided by operating activities	59,703	168,235

Cash flows from investing activities:
Purchases of fixed assets	(15,833)	(22,007)

Net cash used by investing activities	(15,833)	(22,007)

Cash flows from financing activities:
Proceeds from exercise of stock options	172,350	4,450
Net payments under revolving line of credit	—	(185,681)

Net cash provided (used) by financing activities	172,350	(181,231)

Net increase (decrease) in cash and cash equivalents	216,220	(35,003)
Cash and cash equivalents at beginning of the period	451,777	115,917

Cash and cash equivalents at end of the period	$667,997	$80,914

Supplemental cash flow Information
Interest paid	$608	$11,088

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

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

2. Summary of Significant Accounting Policies

Operations

The Company was incorporated under the laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems. The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

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

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 and $129,617 at June 30, 2006 and 2005, respectively.

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

At June 30, 2006, the Company had the stock-based compensation plans described below. Total compensation expense related to these plans was $4,158 and $6,198 for the six months ended June 30, 2006 and 2005, respectively, of which $520 and $228, respectively, related to options awarded to non-employees. Total compensation expense related to these plans was $3,354 and $2,916 for the three months ended June 30, 2006 and 2005, respectively, of which $0 and $114, respectively, related to options awarded to non-employees.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

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

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss and basic and diluted net loss per share for the six months and three months ended June 30, 2005, as though the Company had adopted the fair value recognition provision of SFAS 123, as follows:

	Six months	Three months
Net income, as reported	$220,497	$148,194

Stock-based employee compensation cost that would have been included in the determination of net income if the fair-value method had been applied to all awards	(6,198)	(2,916)

Pro forma net income	$214,299	$145,278

Net income per share, basic and diluted, as reported	$0.02	$0.01
Net income per share, basic and diluted, pro forma	$0.02	$0.01

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

	Six months	Three months
Risk free interest rate	1.89% – 4.14%	1.89% – 4.14%
Dividend yield	0%	0%
Expected term	3-10 years	3-10 years
Expected volatility	0.841 – 1.324	0.841 – 1.324

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, the Company did not recognize any stock-based compensation expense for the first half of 2006 relating to option awards granted prior to January 1, 2006, as all of these option grants were 100% vested. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of one to two years.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

As a result of adopting SFAS 123R, net income decreased by $4,158 for the six months ended June 30, 2006, and $3,354 for the three months ended June 30, 2006, as compared to if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.

As part of its SFAS 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since April 2001, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in the first half of 2006 is estimated to be five years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the six months ended June 30, 2006, the Company granted options to certain employees to purchase an aggregate of 118,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.32. During the three months ended June 30, 2006, the Company granted options to certain employees to purchase an aggregate of 112,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.31. Also during the three months ended June 30, 2006, the Company granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. During the three months ended June 30, 2005, the Company granted options to certain employees to purchase an aggregate of 6,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.29. The fair value of option awards granted in the second quarter of 2006 was estimated using the Black Sholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months	Three Months
Risk free interest rate	4.35% – 5.07%	4.90% – 5.07%
Dividend yield	0%	0%
Expected term	2-5 years	2-5 years
Expected volatility	0.938 - 0.990	0.938

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006. The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options may be granted under the plans was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan in the six months ended June 30, 2006 and 2005, and in the three months ended June 30, 2006 and 2005, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016. The plan provides for the granting of stock options to employees and directors. The maximum number of shares for which options may be granted under the plans is 950,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the six months ended June 30, 2006, and in the three months ended June 30, 2006, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of June 30, 2006, and changes during the three months and six months ended June 30, 2006 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2005	1,963,350	$0.87
Options granted	7,500	0.70
Options exercised, expired or forfeited	235,000	0.44
Balance at March 31, 2006	1,735,850	0.93
Options granted	112,000	0.54
Options exercised, expired or forfeited	674,150	0.44
Balance at June 30, 2006	1,173,700	$1.17
Vested and expected to vest at June 30, 2006	1,055,700	$1.24

The following table summarizes information about options at June 30, 2006:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,173,700	$1.17	5.16	$186,652	1,055,700	$1.24	4.63	$184,852

Nonvested stock awards as of June 30, 2006 and changes during the three months and six months ended June 30, 2006 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2005	0	$0.00
Granted	7,500	0.53
Vested	1,500	0.52
Balance at March 31, 2006	6,000	0.53
Granted	112,000	0.31
Vested	0	n/a
Balance at June 30, 2006	118,000	$0.32

As of June 30, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $33,962 and $0, respectively, which is expected to be recognized over weighted average periods of 0.38 years.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2006:
Income available to common stockholders	$153,675	11,035,507	$0.01
Effect of dilutive stock options	—	362,839	—
Effect of dilutive warrants	—	106,368	—
Diluted net income per common share for the three months ended June 30, 2006:	$153,675	11,504,714	$0.01

Basic net income per common share for the three months ended June 30, 2005:
Income available to common stockholders	$148,194	10,290,057	$0.01
Effect of dilutive stock options	—	239,061	—
Effect of dilutive warrants	—	121,918	—
Effect of dilutive convertible notes	3,750	500,000	—
Diluted net income per common share for the three months ended June 30, 2005:	$151,944	11,151,036	$0.01

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

3. Earnings Per Share (cont.)

Basic net income per common share for the six months ended June 30, 2006:
Income available to common stockholders	$239,407	10,890,164	$0.02
Effect of dilutive stock options	—	397,710	—
Effect of dilutive warrants	—	111,245	—
Diluted net income per common share for the six months ended June 30, 2006:	$239,407	11,399,119	$0.02

Basic net income per common share for the six months ended June 30, 2005:
Income available to common stockholders	$220,497	10,296,527	$0.02
Effect of dilutive stock options	—	362,887	—
Effect of dilutive warrants	—	132,693	—
Effect of dilutive convertible notes	7,500	500,000	—
Diluted net income per common share for the six months ended June 30, 2005:	$227,997	11,292,107	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-KSB for the fiscal year ended December 31, 2005 and in other filings with the Securities and Exchange Commission.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005

Revenue

Our revenues in the first half of 2006 were $4,883,321, compared to $5,193,024 in the first half of 2005, a decrease of 6.0%. Professional services revenue was $4,494,890 versus $4,486,479, an increase of 0.2%, and product revenue was $388,431 versus $706,545, a decrease of 45.0%. The decrease in product revenue is primarily due to a $385,000 one-time sale of Adobe product during the second quarter of 2005 and to a decrease in one-time sales of Micro Focus products in the first half of 2006 versus the same period in 2005. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $1,133,923, or 23.2% of sales, in the first two quarters of 2006 versus $1,069,056, or 20.6% of sales, in the first two quarters of 2005. Of the $1,133,923 in 2006, $1,040,889 was attributable to professional services and $93,034 was attributable to software sales. Our gross margin percentage was 23.2% for professional services and 24.0% for software sales for 2006. In 2005, we reported gross margins of 21.6% for professional services and 14.4% for software sales. Professional services gross margin percentage increased due to a decrease in activity on a particular low-margin contract and to better margins on some newer contracts. Software sales gross margin percentage increased due to having only a 3% margin on a $385,000 product sale completed in the first half of 2005.

Selling, General and Administrative

Selling, general and administrative expenses were $897,541, or 18.4% of revenues, in the first half of 2006 versus $840,379, or 16.2% of revenues, in the first half of 2005. The increase is largely due to an increase in our administrative staff, increases in legal fees, moving our annual meeting of shareholders to the second quarter in 2006, increases in recruiting fees paid, and recognizing stock compensation expense for incentive stock options.

Profits

We generated income from operations of $236,382, or 4.8% of revenue, in the first half of 2006 compared to $228,677, or 4.4% of revenue, in the first half of 2005. Net income for the first two quarters of 2006 was $239,407, or 4.9% of revenue, versus $220,497, or 4.2% of revenue, for the same period in 2005. The increase in net income is due to the net effect of better margins on professional services and software sales, less overall software sales, and increases in our selling, general and administrative expenses.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

Three Months Ended June 30, 2006 Versus Three Months Ended June 30, 2005

Revenue

Our revenues in the second quarter of 2006 were $2,568,810, compared to $3,005,781 in the second quarter of 2005, a decrease of 14.5%. Professional services revenue was $2,298,862 versus $2,371,384, a decrease of 3.1%, and product revenue was $269,948 versus $634,397, a decrease of 57.4%. The decrease in product revenue is primarily due to a $385,000 one-time sale of Adobe product during the second quarter of 2005 and to a decrease in one-time sales of Micro Focus products in the second quarter of 2006 versus the same period in 2005. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $640,535, or 24.9% of sales, in the second quarter of 2006 versus $604,776, or 20.1% of sales, in the second quarter of 2005. Of the $640,535 in 2006, $595,637 was attributable to professional services and $44,898 was attributable to software sales. Our gross margin percentage was 25.9% for professional services and 16.6% for software sales for the second quarter of 2006. In the second quarter of 2005, we reported gross margins of 22.5% for professional services and 11.1% for software sales. Professional services gross margin percentage increased due to a decrease in activity on a particular low-margin contract and to better margins on some newer contracts. Software sales gross margin percentage increased due to having only a 3% margin on a $385,000 product sale completed in the second quarter of 2005.

Selling, General and Administrative

Selling, general and administrative expenses were $488,817, or 19.0% of revenues, in the second quarter of 2006 versus $451,993, or 15.0% of revenues, in the second quarter of 2005. The increase is largely due to increases in legal fees, moving our annual meeting of shareholders to the second quarter in 2006, increases in incentives earned and bonuses declared, and recognizing stock compensation expense for incentive stock options.

Profits

We generated income from operations of $151,718, or 5.9% of revenue, in the second quarter of 2006 compared to $152,783, or 5.1% of revenue, in the second quarter of 2005. Net income for the second quarter of 2006 was $153,675, or 6.0% of revenue, versus $148,194, or 4.9% of revenue, for the same period in 2005. The increases in net income and net income as a percentage of revenue are due to the net effect of better margins on professional services and software sales, less overall software sales, and increases in our selling, general and administrative expenses.

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

Liquidity and Capital Resources

Through the first six months of 2006, we financed operations from cash balances, collections and current operations. Cash and cash equivalents at June 30, 2006 were $667,997 compared to $451,777 at December 31, 2005.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. This line of credit became effective December 20, 2005, and expires on May 1, 2007. We did not require borrowings against this line of credit during the first half of 2006 to finance our operations.

The line of credit, when coupled with funds generated from operations, assuming the operations generate positive cash flow, should be sufficient to meet our operating cash requirements for the next twelve months, based on our current operation plan.

At June 30, 2006, as well as at December 31, 2005, we had no outstanding balance on our line of credit. We believe that our profitability will continue through the remainder of 2006 and that cash flows generated from operations should enable us to continue to finance our operations.

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

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

(a)	On May 18, 2006, we held our Annual Meeting of Stockholders.

(c)	1.	The vote for the election of Directors was as follows:

		(i)	Charles A. May, Jr. -	10,327,929 FOR, 12,850 WITHHELD
		(ii)	Sandor Rosenberg -	10,325,929 FOR, 14,850 WITHHELD
		(iii)	Bonnie K. Wachtel -	10,327,929 FOR, 12,850 WITHHELD
		(iv)	James D. Wester -	10,327,929 FOR, 12,850 WITHHELD

	2.	The vote for ratification of the selection of Reznick Group, P.C., as our Independent Public Accountants for 2006 was as follows:

			10,323,129 FOR,	13,500 AGAINST, 4,150 ABSTAIN

	3.	The vote for approval of the IAI 2006 Stock Incentive Plan was as follows:

			4,887,438 FOR,	356,700 AGAINST, 8,350 ABSTAIN
5,088,291 BROKER NON-VOTE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index on page 17.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 3, 2006	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Second Quarter 2006 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 19

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 20

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 21