Form 10QSB
period 2006-09-30
INFORMATION ANALYSIS INC
filed 2006-11-13
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 11,137,371 shares as of November 3, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$477,295	$451,777
Accounts receivable, net	2,095,735	1,994,010
Prepaid expenses	421,747	183,282
Notes receivable	113,050	85,000
Other assets	11,782	—
Other receivables	6,202	15,326

Total current assets	3,125,811	2,729,395

Fixed assets, net	55,574	56,825

Other assets	2,500	8,782

Total assets	$3,183,885	$2,795,002

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943,468	$1,174,677
Deferred revenue	371,395	213,876
Accrued payroll and related liabilities	248,570	321,209
Other accrued liabilities	72,179	125,048
Income taxes payable	—	4,500

Total current liabilities	1,635,612	1,839,310

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,779,987 shares issued, 11,137,371 outstanding at September 30, 2006, and 12,127,626 shares issued, 10,623,015 outstanding at December 31, 2005	127,799	121,276
Additional paid in capital	14,477,937	14,212,165
Accumulated deficit	(12,115,252)	(12,511,436)
Accumulated other comprehensive loss	(12,000)	(12,000)
Treasury stock, 1,642,616 shares at September 30, 2006, and 1,504,611 shares at December 31, 2005, at cost	(930,211)	(854,313)

Total stockholders’ equity	1,548,273	955,692

Total liabilities and stockholders’ equity	$3,183,885	$2,795,002

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended September 30,
	2006 Unaudited	2005 Unaudited
Sales
Professional fees	$2,180,204	$2,371,496
Software sales	393,443	257,566

Total sales	2,573,647	2,629,062

Cost of sales
Cost of professional fees	1,625,815	1,752,845
Cost of software sales	182,853	208,408

Total cost of sales	1,808,668	1,961,253

Gross profit	764,979	667,809

Selling, general and administrative expenses	609,996	412,893

Income from operations	154,983	254,916

Other income (expenses), net	1,794	(4,340)

Income before provision for income taxes	156,777	250,576

Provision for income taxes	—	—

Net income	$156,777	$250,576

Unrealized loss on available-for-sale securities	—	(3,000)

Comprehensive income	$156,777	$247,576

Earnings per common share:
Basic:	$0.01	$0.02

Diluted:	$0.01	$0.02

Weighted average common shares outstanding:
Basic	11,137,371	10,301,494
Diluted	11,478,082	10,655,071

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the nine months ended September 30,
	2006 Unaudited	2005 Unaudited
Sales
Professional fees	$6,675,094	$6,857,975
Software sales	781,874	964,111

Total sales	7,456,968	7,822,086

Cost of sales
Cost of professional fees	5,079,817	5,271,881
Cost of software sales	478,249	813,339

Total cost of sales	5,558,066	6,085,220

Gross profit	1,898,902	1,736,866

Selling, general and administrative expenses	1,507,538	1,253,272

Income from operations	391,364	483,594

Other income (expenses), net	4,820	(12,521)

Income before provision for income taxes	396,184	471,073

Provision for income taxes	—	—

Net income	$396,184	$471,073

Unrealized loss on available-for-sale securities	—	(3,000)

Comprehensive income	$396,184	$468,073

Earnings per common share:
Basic:	$0.04	$0.05

Diluted:	$0.03	$0.04

Weighted average common shares outstanding:
Basic	10,973,470	10,293,910
Diluted	11,436,461	10,687,084

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2006 Unaudited	2005 Unaudited
Cash flows from operating activities:
Net income	$396,184	$471,073
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	23,552	16,204
Stock options compensation	24,047	3,600
Reduction of accounts payable through issuance of equity	—	4,500
Changes in operating assets and liabilities
Accounts receivable	(101,725)	(1,006,045)
Other receivables and prepaid expenses	(262,891)	(648,979)
Accounts payable and accrued expenses	(361,217)	561,882
Deferred revenue	157,519	815,844

Net cash (used) provided by operating activities	(124,531)	218,079

Cash flows from investing activities:
Purchases of fixed assets	(22,301)	(42,657)

Net cash used by investing activities	(22,301)	(42,657)

Cash flows from financing activities:
Proceeds from exercise of stock options	172,350	4,450
Net payments under revolving line of credit	—	(105,924)
Maturity of convertible notes	—	(45,000)

Net cash provided (used) by financing activities	172,350	(146,474)

Net increase in cash and cash equivalents	25,518	28,948

Cash and cash equivalents at beginning of the period	451,777	115,917

Cash and cash equivalents at end of the period	$477,295	$144,865

Supplemental cash flow Information
Interest paid	$608	$13,195

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

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

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 and $129,617 at September 30, 2006 and 2005, respectively.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), using the modified prospective transition method. The following disclosures are also provided pursuant to the requirements of SFAS 123R.

At September 30, 2006, the Company had the stock-based compensation plans described below. Total compensation expense related to these plans was $24,047 and $11,626 for the nine months ended September 30, 2006 and 2005, respectively, of which $520 and $3,942, respectively, related to options awarded to non-employees. Total compensation expense related to these plans was $19,889 and $1,796 for the three months ended September 30, 2006 and 2005, respectively, of which $0 and $114, respectively, related to options awarded to non-employees. The 2005 stock-based compensation expense includes pro forma expense information presented in the financial statements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), under which no expense was recognized for options issued to employees where the exercise price was equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price was below the fair value of the underlying security, for options issued to non-employees, and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized for non-employee options was measured based on management’s estimate of grant date fair value using the Black-Scholes model as service performance is completed. Any resulting compensation expense was recognized ratably over the related service period.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss and basic and diluted net loss per share for the nine months and three months ended September 30, 2005, as though the Company had adopted the fair value recognition provision of SFAS 123, as follows:

	Nine months	Three months
Net income, as reported	$471,073	$250,576

Stock-based employee compensation cost that would have been included in the determination of net income if the fair-value method had been applied to all awards	(8,026)	(1,796)

Pro forma net income	$463,047	$248,780

Net income per share, as reported	$0.05 basic	$0.02 basic
	0.04 diluted	0.02 diluted
Net income per share, pro forma	$0.04 basic	$0.02 basic
	0.04 diluted	0.02 diluted

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

	Nine months	Three months
Risk free interest rate	1.89% - 4.72%	1.89% - 4.72%
Dividend yield	0%	0%
Expected term	3-10 years	3-10 years
Expected volatility	0.841 – 1.324	0.841 – 1.324

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

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

As a result of adopting SFAS 123R, net income decreased by $23,527 for the nine months ended September 30, 2006, and $19,889 for the three months ended September 30, 2006, as compared to if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.

As part of its SFAS 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since September 2001, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in the first half of 2006 is estimated to be five years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the nine months ended September 30, 2006, the Company granted options to certain employees to purchase an aggregate of 125,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.32. During the three months ended September 30, 2006, the Company granted options to certain employees to purchase an aggregate of 7,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.31. Also during the nine months ended September 30, 2006, the Company granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. During the three months ended September 30, 2005, the Company did not grant any options to employees but granted options to certain non-employee consultants to purchase an aggregate of 10,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.36. The fair value of option awards granted in the third quarter of 2006 was estimated using the Black Sholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months	Three Months
Risk free interest rate	4.35% - 5.07%	4.82%
Dividend yield	0%	0%
Expected term	2-5 years	2-5 years
Expected volatility	0.894 - 0.990	0.894

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan in the nine months ended September 30, 2006 and 2005, and in the three months ended September 30, 2005, was zero months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the nine months ended September 30, 2006, and in the three months ended September 30, 2006, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of September 30, 2006, and changes during the three months and nine months ended September 30, 2006 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2005	1,963,350	$0.87
Options granted	7,500	0.70
Options exercised, expired or forfeited	235,000	0.44
Balance at March 31, 2006	1,735,850	0.93
Options granted	112,000	0.54
Options exercised, expired or forfeited	674,150	0.44
Balance at June 30, 2006	1,173,700	$1.17
Options granted	7,000	0.54
Options exercised, expired or forfeited	33,300	0.44
Balance at September 30, 2006	1,147,400	$1.19
Vested and expected to vest at September 30, 2006	1,067,400	$1.24

The following table summarizes information about options at September 30, 2006:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,147,400	$1.19	4.76	$144,940	1,067,400	$1.24	4.39	$144,420

Nonvested stock awards as of September 30, 2006 and changes during the three months and nine months ended September 30, 2006 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2005	0	$0.00
Granted	7,500	0.53
Vested	1,500	0.52
Balance at March 31, 2006	6,000	0.53
Granted	112,000	0.31
Vested	0	n/a
Balance at June 30, 2006	118,000	$0.32
Granted	7,000	0.31
Vested	45,000	0.27
Balance at September 30, 2006	80,000	$0.34

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (cont.)

As of September 30, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $16,213 and $0, respectively, which is expected to be recognized over a weighted average period of 6 months.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2006:
Income available to common stockholders	$156,777	11,137,371	$0.01
Effect of dilutive stock options	—	262,978	—
Effect of dilutive warrants	—	77,733	—
Diluted net income per common share for the three months ended September 30, 2006:	$156,777	11,478,082	$0.01

Basic net income per common share for the three months ended September 30, 2005:
Income available to common stockholders	$250,576	10,301,494	$0.02
Effect of dilutive stock options	—	234,196	—
Effect of dilutive warrants	—	119,381	—
Diluted net income per common share for the three months ended September 30, 2005:	$250,576	10,655,071	$0.02

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

3. Earnings Per Share (cont.)

Basic net income per common share for the nine months ended September 30, 2006:
Income available to common stockholders	$396,184	10,973,470	$0.04
Effect of dilutive stock options	—	366,706	—
Effect of dilutive warrants	—	96,285	—
Diluted net income per common share for the nine months ended September 30, 2006:	$396,184	11,436,491	$0.03

Basic net income per common share for the nine months ended September 30, 2005:
Income available to common stockholders	$471,073	10,293,910	$0.05
Effect of dilutive stock options	—	271,657	—
Effect of dilutive warrants	—	121,517	—
Diluted net income per common share for the nine months ended September 30, 2005:	$471,073	10,687,084	$0.04

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-KSB for the fiscal year ended December 31, 2005 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

•	our failure to keep pace with a changing technological environment;

•	intense competition from other companies;

•	our dependence on key personnel;

•	our failure to adequately integrate businesses we may acquire;

•	fluctuations in our results of operations and its impact on our stock price;

•	our failure to adequately protect our intellectual property; and

•	the limited public market for our common stock.

Our Business

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems. Since our inception, we have performed software development and conversion projects for over 100 commercial and government customers including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, Veterans Administration, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and to developing web-based solutions for agencies of the federal government.

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005

Revenue

Our revenues in the first nine months of 2006 were $7,456,968, compared to $7,822,086 in the 2005, a decrease of 4.7%. Professional services revenue was $6,675,094 versus $6,857,975, a decrease of 2.7%, and product revenue was $781,874 versus $964,111, a decrease of 18.9%. The decrease in professional services revenue is due to the expiration of some older contracts and the reduction in scope of one of our contracts. These decreases were offset in part by new contracts and by increases in rates and scope on existing contracts. The decrease in product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $1,898,902, or 25.5% of sales, in the first three quarters of 2006 versus $1,736,866, or 22.2% of sales, in the first three quarters of 2005. Of the $1,898,902 in 2006, $1,595,277 was attributable to professional services and $303,625 was attributable to software sales. Our gross margin percentage was 23.9% for professional services and 38.8% for software sales for 2006. In 2005, we reported gross margins of 23.1% for professional services and 15.6% for software sales. Our increase in software sales gross margin percentage was attributed to our strengthening of Adobe supply channels and the collection of fees resulting from referral arrangements, for which we incur little or no direct costs.

Selling, General and Administrative

Selling, general and administrative expenses were $1,507,538, or 20.2% of revenues, in the first nine months of 2006 versus $1,253,272, or 16.0% of revenues, in the first nine months of 2005. The increase is largely due to increases in legal and consulting fees, incentives, recruiting fees, and costs of fringe benefits, and to recognizing stock compensation expense for incentive stock options.

Profits

We generated income from operations of $391,364, or 5.2% of revenue, in the first nine months of 2006 compared to $483,594, or 6.2% of revenue, in the first nine months of 2005. Net income for the first nine months of 2006 was $396,184, or 5.3% of revenue, versus $471,073, or 6.0% of revenue, for the same period in 2005. The decreases in net income and net income percentage are generally due to increases in our selling, general and administrative expenses, offset in part by an increase in our gross margin.

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005

Revenue

Our revenues in the third quarter of 2006 were $2,573,647, compared to $2,629,062 in the third quarter of 2005, a decrease of 2.1%. Professional services revenue was $2,180,204 versus $2,371,496, a decrease of 8.1%, and product revenue was $393,443 versus $257,566, an increase of 52.8%. The decrease in professional services revenue is due to the expiration of some older contracts, the less predictable nature of the timing of short-term contracts, and the reduction in scope of one of our contracts. These decreases were offset in part by new contracts and by increases in rates and scope on existing contracts. The increase in product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $764,979, or 29.7% of sales, in the third quarter of 2006 versus $667,809, or 25.4% of sales, in the third quarter of 2005. Of the $764,979 in 2006, $554,389 was attributable to professional services and $210,590 was attributable to software sales. Our gross margin percentage was 25.4% for professional services and 53.5% for software sales for the third quarter of 2006. In the third quarter of 2005, we reported gross margins of 26.1% for professional services and 19.1% for software sales. Our increase in software sales gross margin percentage was attributed to our strengthening of Adobe supply channels and the collection of fees resulting from referral arrangements, for which we incur little or no direct costs.

Selling, General and Administrative

Selling, general and administrative expenses were $609,996, or 23.7% of revenues, in the third quarter of 2006 versus $412,893, or 15.7% of revenues, in the third quarter of 2005. The increase is largely due to increases in legal and consulting fees, incentives, recruiting fees, and costs of fringe benefits, and to recognizing stock compensation expense for incentive stock options.

Profits

We generated income from operations of $154,983, or 6.0% of revenue, in the third quarter of 2006 compared to $254,917, or 9.7% of revenue, in the third quarter of 2005. Net income for the third quarter of 2006 was $156,777, or 6.1% of revenue, versus $250,576, or 9.5% of revenue, for the same period in 2005. The decreases in net income and net income percentage are generally due to increases in our selling, general and administrative expenses, offset in part by an increase in our gross margin.

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

Liquidity and Capital Resources

Through the first nine months of 2006, we financed operations from cash balances, collections and current operations. Cash and cash equivalents at September 30, 2006 were $477,295 compared to $451,777 at December 31, 2005.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. This line of credit became effective December 20, 2005, and expires on May 1, 2007. We did not require borrowings against this line of credit during the first three quarters of 2006 to finance our operations.

The line of credit, when coupled with funds generated from operations, assuming the operations generate positive cash flow, should be sufficient to meet our operating cash requirements through the next twelve months, based on our current operation plan.

At September 30, 2006, as well as at December 31, 2005, we had no outstanding balance on our line of credit. We believe that our profitability will continue through the remainder of 2006 and that cash flows generated from operations should enable us to continue to finance our operations.

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

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

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

Information Analysis Incorporated (Registrant)
Date: November 8, 2006	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Third Quarter 2006 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 19

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 20

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 21