Form 10KSB
period 2006-12-31
INFORMATION ANALYSIS INC
filed 2007-04-02
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year. $ 9,459,381

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,797,703 as of March 26, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,196,760 shares Common Stock, $0.01 par value, as of March 7, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the 2007 Annual Meeting.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

Information Analysis Incorporated	2006 Report on Form 10-KSB

i

Information Analysis Incorporated	2006 Report on Form 10-KSB

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed here in our Form 10-KSB and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

•	our failure to keep pace with a changing technological environment;

•	intense competition from other companies;

•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

•	changes in the way the US Government contracts with businesses and changes in the budgetary priorities;

•	non performance by our subcontractors and suppliers;

•	terms specific to US Government contracts;

•	our dependence on key personnel;

•	our failure to adequately integrate businesses we may acquire;

•	fluctuations in our results of operations and its impact on our stock price;

•	changes in Accounting Principles Generally Accepted in the United States;

•	the exercise of outstanding options and warrants;

•	our failure to adequately protect our intellectual property;

•	the limited public market for our common stock; and

•	our forward-looking statements and projections may prove to be inaccurate.

PART I

Item 1.	Description of Business

Overview of Market

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the federal government.

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

Information Analysis Incorporated	2006 Report on Form 10-KSB

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

The web solutions market continues to be one of the fastest growing segments of the computer consulting business as individuals, small companies, large companies, and governmental agencies expand their presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building websites and typically have many short duration projects. More complex web applications generally require knowledge of customers’ back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. We distinguish ourselves among smaller companies by having this expertise that is usually associated with larger companies. These types of applications should become more prominent in the future as web-based solutions continue to evolve thereby resulting in increasing opportunities for those firms with the requisite skill sets and experience, such as those possessed by IAI.

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

Information Analysis Incorporated	2006 Report on Form 10-KSB

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

Our strategy to exploit the conversion and modernization market is also based on forming partnerships with large information technology consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These firms have established relationships with such customers, who rely on their advice in selecting tools and services to modernize legacy systems. We have been successful in forming partnerships with firms such as IBM, EDS, Northrop Grumman, Unisys, SI International, and Oracle. These partnerships have resulted in significant contracts in the past and are important in procuring future business for us.

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

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2007 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

With IAI’s success over the last two years, we have reached a level of financial stability that provides us with the ability to consider merger and acquisition strategies without sacrificing value. Our current strategy is to consider merger candidates that are accretive and can contribute to the growth of our equity value, either

Information Analysis Incorporated	2006 Report on Form 10-KSB

through reverse mergers and/or stock acquisition. Also, we are looking for small companies to acquire that have interesting technologies that our infrastructure can exploit. Recently, due to our current perceived strengths, we have been approached more frequently and we are seeing more opportunities. It is our goal to accomplish a merger or acquisition over the next twelve months.

Competition

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies that purport to substantially automate the process through software tools including Blue Phoenix Solutions, Fujitsu, and IBM. “Off the shelf” software for enterprise resource planning, such as SAP and Oracle, provides an additional source of competition, although, to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of our competitors have greater name recognition than our company, a larger, more established customer base, and significantly greater financial and market resources.

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

Patents and Proprietary Rights

We depend upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in our methodologies, databases and software. We have not filed any patent applications covering our methodologies and software. We distribute ICONS under agreements that grant customers non-exclusive licenses and contain terms and conditions restricting the disclosure and use of our databases or software and prohibiting the unauthorized reproduction or transfer of its products. In addition, we attempt to protect the secrecy of our proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants.

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

Backlog

As of December 31, 2006, we estimated our backlog at approximately $21.0 million, of which $5.2 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Employees

As of December 31, 2006, we employed 30 full-time and 8 part-time individuals. In addition, we maintained independent contractor relationships with 20 individuals for professional information technology services. Approximately 75% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

Information Analysis Incorporated	2006 Report on Form 10-KSB

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

Governmental Regulations

We supply our products and services to the United States Federal Government pursuant to its General Services Administration contract, its Mission Oriented Business Integrated Services contract, and through contracts resulting from competitive bidding processes. We are bound by various rules and regulations promulgated by various agencies of the federal government. We have not experienced undue expense beyond those expenses normally incurred in our ordinary course of business in adhering to such rules and regulations.

Risk Factors Related to Our Business

Failure to keep pace with a changing technological environment could negatively impact our business

The computer industry in general, and the market for our application software offerings and services, is characterized by rapidly changing technology, frequent new technology introductions, and significant competition. In order to keep pace with this rapidly changing market environment, we must continually develop and incorporate into our services new technological advances and features desired by the marketplace at acceptable prices. The successful development and commercialization of new services and technology involves many risks, including the identification of new opportunities, timely completion of the development process, the control and recovery of development and production costs and acceptance by customers of our products and services. If we are unsuccessful in identifying, developing and marketing our services and technology or adapting our business to rapid technological change, it will have a material negative impact on our results of operations.

We are subject to intense competition from other companies engaged in software development and computer related services.

The market for our products and services is competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. Some of these companies have longer operating histories, greater financial, marketing and other resources, greater name recognition in other markets and a larger base of customers than we do. In addition, some companies have well-established relationships with our current and prospective customers. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can. Should we not be able to maintain our competitive advantages in light of these factors, it could have a material negative impact our results of operations.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts the profitability of our contracts may be materially and adversely affected.

Our commercial and federal government contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract the profitability of our contracts may be materially and adversely affected.

Changes in the way the US Government contracts with businesses, and changes in the funding priorities of the US Government may materially and adversely affect our revenue and earnings.

Since the US Government is our largest customer, both directly and with us as a subcontractor, changes in the way the government awards contracts may create a disadvantage for us to compete in certain markets. Additionally, the funding priorities of the US Government are subject to change. If the information

Information Analysis Incorporated	2006 Report on Form 10-KSB

technology services that we are equipped to provide are no longer a priority, it may materially and adversely affect us as funding is shifted to new priorities.

Contracts on which we utilize subcontractors or suppliers may be adversely affected if our subcontractors or suppliers fail to perform required obligations under the contract.

We frequently utilize subcontract labor on contracts where we bid as partners, we lack a specific type of expertise, or where the subcontractor has brought the opportunity to us. If our subcontractors or suppliers fail to perform as specified, it may adversely affect our contracts and subject us to loss of the contracts, unintended expenses, and/or the inability to secure future contracts due to our nonperformance.

US Government contracts are generally subject to terms more favorable to the customer than commercial contracts.

US Government contracts generally contain provisions, and are subject to laws and regulations, that give the Federal Government rights and remedies not typically found in commercial contracts, including provisions permitting the Federal Government to:

•	terminate our existing contracts;

•	reduce potential future income from our existing contracts;

•	modify some of the terms and conditions in our existing contracts;

•	suspend or permanently prohibit us from doing business with the Federal Government or with any specific government agency;

•	impose fines and penalties;

•

subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract;

•	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

•	decline to exercise an option to extend an existing multiple year contract; and

•	claim rights in technologies and systems invented, developed or produced by us.

The Federal Government may terminate a contract with us either “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the Federal Government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the Federal Government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the Federal Government in procuring undelivered items from an alternative source and other damages as authorized by law.

Our Federal Government contracts typically have terms of one or more base years and one or more option years. Federal governmental agencies generally have the right not to exercise options to extend a contract. A decision to terminate or not to exercise options to extend our existing contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Information Analysis Incorporated	2006 Report on Form 10-KSB

Failure to adequately integrate prospective new businesses or acquisitions could materially impact and disrupt our business.

We are seeking to expand our business and may acquire or make investments in companies or businesses offering complementary products, services and technologies in the future. We successfully integrated prior acquisitions or investments in the early and mid 1990’s, but such proven success in not necessarily an indication of future ability to perform. Acquisitions and investments typically involve numerous risks including, but not limited to difficulties in integrating operations, technologies, services and personnel and (ii) diversion of financial and managerial resources from existing operations. To manage this prospective growth effectively, we may need to implement additional management information systems capabilities, further develop our operating, administrative, financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations and hire and train additional personnel. Should these prospective integrations prove more difficult and time consuming than anticipated, it could negatively impact our results of operations.

Fluctuations in our results of operations from period to period may cause fluctuations in our stock price.

Our financial results vary from quarter to quarter based on certain factors such as the timing of significant orders, contract funding approvals and contract completions, some of which are beyond our control. As a consequence, our quarterly and annual revenue and operating results may fluctuate from period to period, and period comparisons may therefore not be meaningful. Such fluctuations in the future could contribute to corresponding fluctuations in our stock price and in certain cases cause the trading price of our stock to decline.

Changes in accounting principles generally accepted in the United States of America could have an adverse affect on the quantification and presentation of our financial condition.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, we believe that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on the ways our business, financial condition, cash flows, revenue and results of operations are quantified and presented.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute shareholders’ investments.

Under the terms of existing warrants to purchase our common stock, non compensatory options to acquire our common stock, and other outstanding options to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such warrants and/or options or conversion of such notes, could result in dilution in the interests of our other shareholders.

Our business potential could be impacted by our failure to adequately protect our intellectual property.

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

Information Analysis Incorporated	2006 Report on Form 10-KSB

advantage. Because our success in part relies upon our technologies, if proper protection is not available or can be circumvented, our business may be negatively impacted.

There is a limited public market for the our common stock

Our common stock is presently quoted on the OTC Bulletin Board under the symbol “IAIC”, and the securities are traded through broker-dealers. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, a shareholder may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

Our forward-looking statements and projections may prove to be inaccurate.

Our actual financial results likely will be different from those projected due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not rely on forward-looking statements. The forward-looking statements contained in this Form 10-KSB speak only as of the date of this Form 10-KSB. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-KSB to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-KSB are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 2.	Description of Property

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on March 31, 2010.

The property is leased from an unaffiliated party. We maintain tenant fire and casualty insurance on the property in an amount deemed appropriate by our management.

Item 3.	Legal Proceedings

There are presently no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security shareholders in the fourth quarter of 2006.

Information Analysis Incorporated	2006 Report on Form 10-KSB

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

a. Market Information

Our Common Stock (symbol: IAIC) has been traded on over the counter bulletin board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2006				Fiscal Year Ended December 31, 2005
	Quarter Ended:				Quarter Ended:
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/05	6/30/05	9/30/05	12/31/05
High	$0.80	$0.71	$0.54	$0.49	$0.51	$0.60	$0.55	$0.82
Low	$0.62	$0.42	$0.36	$0.30	$0.32	$0.40	$0.30	$0.41

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

b. Record Holders

As of December 31, 2006, we had 121 stockholders of record.

c. Dividends

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

d. Securities authorized for issuance under equity compensation plans

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	955,800	$1.28	853,000
Equity compensation plans not approved by security holders	39,339	$4.46	—
Total	995,139	$1.41	853,000

Recent Sales of Unregistered Securities

On December 8, 2006, warrants were exercised under a cashless conversion clause for 40,072 shares of unregistered common stock at an exercise price of $0.25 per share. On December 15, 2006, warrants were exercised under a cashless conversion clause for 19,317 shares of unregistered common stock at an exercise price of $0.25 per share. The cashless conversions were based upon the spread between the last reported sale price of our common stock on the trading day immediately preceding the day of exercise and the exercise price. The warrants were originally issued on March 13, 2000. We are under no obligation to register the shares. We relied upon Section 4(2) of the Securities Act of 1933, as amended, to exempt the shares issued upon exercise of the warrants from the registration requirements of such act.

Information Analysis Incorporated	2006 Report on Form 10-KSB

Item 6.	Management’s Discussion and Analysis

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

Overview

During 2006 our sales and marketing efforts were focused to capitalize on our services and tools to address the legacy modernization/conversion market, provide legacy and post-conversion database support and develop and support database-backed web portals and other web-based solutions.

In 2006 we had net income from operations of $507,488. Our stockholders’ equity is $1,674,961 at December 31, 2006. Our expenses related to sales, marketing, and administrative infrastructure increased in 2006 due to such factors as stock compensation expense, recruiting fees, commissions, legal fees in defense of a government contract award, and retaining a firm to search for merger and acquisition opportunities. Our strategic partnerships with software development companies contributed to a constant stream of bidding opportunities.

Our cash and cash equivalents increased due to a combination of profits and the exercise of outstanding stock options, allowing us to invest some of our cash in short-term interest-bearing accounts in the latter half of the year, and allowing us to make it through the entire year without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2006	December 31, 2005
Revenue	100.0%	100.0%
Cost of Goods Sold	74.2%	77.1%

Gross Profit	25.8%	22.9%
Operating Expenses
Selling, general and administrative	(20.4)%	(16.0)%

Income from operations	5.4%	6.9%
Other expense	(0.1)%	(0.1)%

Income before income taxes	5.3%	6.8%
Provision for income taxes	(0.0)%	(0.0)%

Net income	5.3%	6.8%

Information Analysis Incorporated	2006 Report on Form 10-KSB

2006 Compared to 2005

Revenue. Revenue for 2006 decreased $1.3 million, or 12.2%, to $9.5 million from $10.8 million in 2005. Revenue from professional services decreased $0.5 million, or 6.2%, to $8.5 million in 2006 from $9.0 million in 2005. Revenue from software sales decreased $0.7 million, or 43.5%, to $1.0 million in 2006 from $1.7 million in 2005. A portion of the decrease in professional services sales is related to a decrease in software sales under one of our strategic partnerships, for which services are sold as a way for customers to better implement the use of the software purchased. Our strategic partners were increasing the amount of qualified negotiating and bidding opportunities that they were bringing to our attention towards the end of 2006. The decrease in our software sales revenue is due to a temporary decrease in sales opportunities under one of our strategic partnerships with a third party software development company under which we sell their software in conjunction with our professional services. Our strategic partners were also increasing the amount of qualified negotiating and bidding opportunities for software sales that they were bringing to our attention towards the end of 2006.

Gross Profit. Gross profit remained relatively constant ($2.4 million in 2006 and $2.5 million in 2005), despite a decrease in revenue. Gross profit as a percentage of revenue increased to 25.8% of revenue in 2006 compared to 22.9% of revenue in 2005. Professional services gross margin was unchanged at $2.1 million, or 24.5% of revenue in 2006, compared to 23.0% of revenue in 2005. Software sales gross margin was $353,686, or 36.3% of revenue in 2006, compared to $378,987, or 21.9%, in 2005. While software sales gross margin remained constant, the increase in software sales gross margin percentage is due to direct purchase from the manufacturer, a greater number of individual customers versus a few large smaller-margin deals, and the receipt of a $100,000 referral fee from one of our strategic partners for our sales efforts on a multi-million dollar direct sale.

Selling, General and Administrative. Selling, general and administrative expense for 2006 increased 12.4% to $1.9 million, or 20.4% of revenue, from $1.7 million, or 15.9% of revenue, in 2005. The increase is due to the recognition of stock compensation expense under a recently adopted accounting standard, recruiting fees, commissions, legal fees in defense of a government contract win, retaining a firm to search for merger and acquisition opportunities, and depreciation related to upgrading our information technology base and our office infrastructure.

Recent Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impactof a tax provision when it is more likely than not that the position will be sustained upon examination. FIN 48 permits an entity to recognize interest and penalties related to income tax uncertainties either as income tax expense or operating expenses. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

Liquidity and Capital Resources

Our profits in 2006, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. For 2006, net cash provided by operating, investing and financing activities was $356,581, which when added to a beginning balance of $451,777 yielded cash and cash equivalents of $808,358 at December 31, 2006.

Information Analysis Incorporated	2006 Report on Form 10-KSB

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 1, 2007. We expect the line of credit to be renewed at comparable terms.

The line of credit, when coupled with funds generated from operations, should be sufficient to meet our operating cash requirements through December 31, 2007, based on our current operating plan.

We cannot be certain that there will not be a need for additional cash resources at some point in 2007. Accordingly, we may from time to time consider additional equity offerings to finance business expansion. We are uncertain that we will be able to raise additional capital.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

Off-Balance sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our accompanying financial statements. We consider the accounting policies related to revenue recognition to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenue Recognition

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed price contracts.

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs. For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. A portion of the Company’s fixed price contracts involve the design and development of complex, client systems. For those contracts that are within scope of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For those contracts that are within the scope of SOP 97-2, “Software Revenue Recognition,” our revenues associated with the customized software product are recognized when: 1. pervasive evidence of

Information Analysis Incorporated	2006 Report on Form 10-KSB

an arrangement exists; 2. delivery has occurred; 3. our price to the customer is fixed and determinable; and 4. collectibility is probable.

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2006 Report on Form 10-KSB

Item 7.	Financial Statements

Information Analysis Incorporated	2006 Report on Form 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2006 and 2005, and the related statements of operations and comprehensive income, changes in stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
March 28, 2007

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$808,358	$451,777
Accounts receivable	1,757,506	1,994,010
Prepaid expenses	382,095	183,282
Notes receivable	115,550	85,000
Other receivables	6,427	—
Other assets	4,300	15,326

Total current assets	3,074,236	2,729,395

Fixed assets, net of accumulated depreciation and amortization of $457,317 and $424,836	67,317	56,825
Other assets	8,782	8,782

Total assets	$3,150,335	$2,795,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$643,838	$1,174,677
Deferred revenue	513,522	213,876
Accrued payroll and related liabilities	264,660	321,209
Other accrued liabilities	53,354	125,048
Income taxes payable	—	4,500

Total liabilities	1,475,374	1,839,310

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,839,376 issued, 11,196,760 outstanding as of December 31, 2006 and 12,127,626 issued, 10,623,015 outstanding as of December 31, 2005	128,393	121,276
Additional paid-in capital	14,485,770	14,212,165
Accumulated deficit	(12,008,991)	(12,511,436)
Accumulated other comprehensive loss	—	(12,000)
Treasury stock, 1,642,616 and 1,504,611 shares at cost at December 31, 2006 and 2005, respectively	(930,211)	(854,313)

Total stockholders’ equity	1,674,961	955,692

Total liabilities and stockholders’ equity	$3,150,335	$2,795,002

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the years ended December 31,
	2006	2005
Sales
Professional fees	$8,484,112	$9,045,027
Software sales	975,269	1,726,847

Total sales	9,459,381	10,771,874

Cost of sales
Cost of professional fees	6,401,744	6,960,425
Cost of software sales	621,583	1,347,860

Total cost of sales	7,023,327	8,308,285

Gross profit	2,436,054	2,463,589

Selling, general and administrative expenses	1,928,566	1,715,089

Income from operations	507,488	748,500
Other expenses	3,843	11,841

Income before provision for income taxes	503,645	736,659
Provision for income taxes	1,200	4,500

Net income	502,445	732,159

Unrealized loss on available-for-sale securities
Unrealized holding losses arising during period	—	(3,000)
Less: reclassification adjustment for losses included in net income	12,000	—

Comprehensive income	$514,445	$729,159

Earnings per common share – basic	$0.05	$0.07

Earnings per common share – diluted	$0.04	$0.07

Weighted average common shares outstanding
Basic	11,018,317	10,376,247

Diluted	11,342,072	10,968,026

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2004	11,788,126	$117,881	$14,122,019	$(13,243,595)	$(9,000)	$(854,313)	$132,992

Net Income	—	—	—	732,159	—	—	732,159
Unrealized loss on available- for-sale securities	—	—	—	—	(3,000)	—	(3,000)

Comprehensive income	—	—	—	—	—	—	729,159

Conversion of notes to equity	320,000	3,200	76,800	—	—	—	80,000
Option exercises	19,500	195	5,246	—	—	—	5,441
Warrants issued	—	—	4,500	—	—	—	4,500
Stock option compensation	—	—	3,600	—	—	—	3,600

Balances, December 31, 2005	12,127,626	$121,276	$14,212,165	$(12,511,436)	$(12,000)	$(854,313)	$955,692

Net Income	—	—	—	502,445	—	—	502,445
Reclassification adjustment for loss on available-for-sale securities	—	—	—	—	12,000	—	12,000

Comprehensive income	—	—	—	—	—	—	514,445

Option exercises	617,220	6,172	242,076	—	—	(75,898)	172,350
Warrant exercises	94,530	945	(945)	—	—	—	—
Stock option compensation	—	—	32,474	—	—	—	32,474

Balances, December 31, 2006	12,839,376	$128,393	$14,485,770	$(12,008,991)	$—	$(930,211)	$1,674,961

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$502,445	$732,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,481	21,869
Realized loss on investment	12,000	—
Stock option compensation	32,474	3,600
Reduction of accounts payable through issuance of equity	—	4,500
Changes in operating assets and liabilities
Accounts receivable	236,504	175,780
Other receivables and prepaid expenses	(224,764)	(145,454)
Accounts payable and accrued expenses	(659,082)	(287,774)
Deferred revenue	299,646	130,032
Income taxes payable	(4,500)	4,500

Net cash provided by operating activities	227,204	639,212

Cash flows from investing activities:
Acquisition of furniture and equipment	(42,973)	(44,142)

Net cash used in investing activities	(42,973)	(44,142)

Cash flows from financing activities:
Stock options exercised	172,350	5,440
Net payments proceeds under line of credit	—	(219,650)
Payment of debt at maturity	—	(45,000)

Net cash provided by (used in) financing activities	172,350	(259,210)

Net increase in cash and cash equivalents	356,581	335,860

Cash and cash equivalents, beginning of the year	451,777	115,917

Cash and cash equivalents, end of the year	$808,358	$451,777

Supplemental cash flow information
Interest paid	$657	$21,550

Income taxes paid	$10,000	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company provides services under various pricing arrangements. The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed price contracts.

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs. For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. A portion of the Company’s fixed price contracts involve the design and development of complex, client systems. For those contracts that are within scope of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For those contracts that are within the scope of SOP 97-2, “Software Revenue

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Recognition,” our revenues associated with the customized software product are recognized when: 1. pervasive evidence of an arrangement exists; 2. delivery has occurred; 3. our price to the customer is fixed and determinable; and 4. collectibility is probable.

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

Segment Reporting

In accordance with Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has concluded that it operates in one business segment, providing products and services to modernize client information systems.

Government Contracts

The Company’s sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Audits by DCAA were completed through the year ended December 31, 1997. No amounts were changed as a result of the audits. Since the Company has entered into no cost plus fixed fee contracts since 1997, management is of the opinion that any disallowance of costs for subsequent fiscal years by government auditors, other than amounts already provided, will not materially affect the Company’s financial statements.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company determined that no allowance for doubtful accounts was required at December 31, 2006 and 2005.

Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over the lesser of the useful life or five years, off-the-shelf software is depreciated over the lesser of three years or the term of the license, custom software is depreciated over the least of five years, the useful life, or the term of the license, and computer equipment is depreciated over three years. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. Gains and losses on dispositions are recorded in current operations.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R), using the modified prospective transition method.

At December 31, 2006, the Company had the stock-based compensation plans described in Note 12 below. Total compensation expense related to these plans was $32,474 and $46,731 for the years ended December 31, 2006 and 2005, respectively, of which $520 and $3,942, respectively, related to options awarded to non-employees. The 2005 stock-based compensation expense includes pro forma expense information presented in the financial statements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005, as though the Company had adopted the fair value recognition provision of SFAS 123, as follows:

2005
Net income, as reported	$732,159

Stock-based employee compensation cost that would have been included in the determination of net income if the fair-value method had been applied to all awards	(46,731)

Pro forma net income	$685,428

Net income per share, as reported	$0.07 basic
0.07 diluted
Net income per share, pro forma	$0.07 basic
0.06 diluted

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

2005
Risk free interest rate	3.90 – 4.45%
Dividend yield	0%
Expected term	5 years
Expected volatility	84 – 119%

The risk-free interest rate is based on US Treasury yields in effect at the time of the grant over the expected term of the option. The expected term of options is derived from the Company’s historical option exercise and expiration data. The expected volatility is based on the historical volatility of the Company’s common stock price.

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

Recent Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax provision when it is more likely than not that the position will be sustained upon examination. FIN 48 permits an entity to recognize interest and penalties related to income tax uncertainties either as income tax expense or operating expenses. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

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

Investments in Available-for-Sale Securities

The Company maintained investments in certain available-for-sale securities as defined in Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments were reported at estimated fair market value, with unrealized gains and losses excluded from earnings and reported separately as other comprehensive income. Where available-for-sale securities are not traded on a public exchange, the fair market value is determined by consulting with professional investment managers who are familiar the individual securities.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

2.	Receivables

Accounts receivable at December 31, 2006 and 2005, consist of the following:

	2006	2005
Billed-federal government	$1,361,255	$1,648,220
Billed-commercial and other	157,952	310,144

Total billed	1,519,207	1,958,364
Unbilled	238,299	35,646
Less: allowance for doubtful accounts	—	—

Accounts receivable, net	$1,757,506	$1,994,010

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

At both December 31, 2006 and 2005, there are two outstanding notes receivable from a former customer in the amounts of $75,000 and $10,000. The notes are collateralized by a third party’s holdings of 500,000 shares of the Company’s stock. The notes bear interest at a rate of 7% and are due December 31, 2007. At December 31, 2006, there are notes receivable from an employee in the amounts of $28,550 and $2,000. The notes bear interest at a rate of 6% and are due September 20, 2008.

3.	Fixed Assets

A summary of fixed assets and equipment at December 31, 2006 and 2005, consist of the following:

	2006	2005
Furniture and equipment	$151,253	$151,253
Computer equipment and software	373,381	330,408

Subtotal	524,634	481,661
Less: accumulated depreciation and amortization	(457,317)	(424,836)

Total	$67,317	$56,825

Depreciation expense for the years ended December 31, 2006 and 2005, were $32,481 and $21,869, respectively.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

4.	Investments

Investments at December 31 2005, consist of the following:

Available-for-sale securities	$12,000
Less: unrealized loss on available-for-sale securities	(12,000)

Total investments	$—

The aggregate fair value of available-for-sale securities is $0 at December 31, 2005. The available-for-sale securities presented at December 31, 2005, are not debt securities, and are not subject to contractual maturities.

During 2006, the Company realized a loss of $12,000 on the available-for-sale securities that were held at December 31, 2005. The Company determined that the securities were unsalable.

5.	Other Accrued Liabilities

Other accrued liabilities at December 31, 2006 and 2005, consist of the following:

	2006	2005
Accrued payables	$46,857	$69,870
Commissions payable	6,497	39,663
Sales tax payable	—	15,515

Total other accrued liabilities	$53,354	$125,048

6.	Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with Commerce Bank providing for demand or short-term borrowings up to $1,000,000. The line of credit expires on May 1, 2007. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances. The bank is granted a security interest in certain assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank’s prime rate plus 0.75% (9.00% and 8.00% at December 31, 2006 and 2005, respectively). The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. There was no outstanding balance on the line at December 31, 2006 or 2005.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements. Rent expense was $79,503 and $77,694 for the years ended December 31, 2006 and 2005, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,	2007	$91,491
	2008	97,476
	2009	100,400
	2010	25,284

Total minimum rent payments		$314,651

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

Investment Banker

Effective July 1, 2006, the Company retained National Capital Companies, L.L.C., an investment banker, to advise and represent the Company in a focused campaign to identify and complete a series of transactions which will expand IAI’s core competencies and its customer base. Upon completion of any merger, acquisition, or other business transaction with a candidate presented by National Capital Companies, L.L.C., involving the Company, its stock, or its assets, a transaction fee that is calculated based on the size of the total consideration of the deal, of up to a maximum of $750,000, will be paid to National Capital Companies, L.L.C.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

8.	Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,994,900	$6,186,200
Accrued vacation and commissions	48,300	65,500
AMT tax credit carryforward	7,400	4,500
Other	4,700	—
Fixed assets	(100,000)	(98,400)

Subtotal	5,955,300	6,157,800
Valuation allowance	(5,955,300)	(6,157,800)

Total	$—	$—

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2006	2005
Income before taxes	$503,645	$736,659

Income tax expense on above amount at federal statutory rate	171,200	250,500
State income tax expense, net of federal benefit	20,100	29,500
Permanent differences	15,700	5,000
Other	(3,300)	(181,900)
Change in valuation allowance	(202,500)	(98,600)

Provision for income taxes	$1,200	$4,500

There is no income tax liability reflected on the balance sheet due to the Company’s prepayment of its 2006 obligation to the Internal Revenue Service.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

8.	Income Taxes (continued)

Income tax for the years ended December 31, 2006 and 2005 consists of the following:

	December 31,
	2006	2005
Current income taxes
Federal	$147,200	$211,100
State	17,300	24,800
Alternative minimum tax	1,200	4,500
Benefit from utilization of net operating losses	(164,500)	(235,900)

	1,200	4,500

Deferred taxes	—	—

	$1,200	$4,500

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets since the likelihood of realization of the benefit cannot be determined. The Company has net operating loss carry forwards of approximately $15.8 million, which expire, if unused, in the year 2026. The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the internal Revenue Code.

9.	Major Customers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for 90% and 83% of the Company’s revenues during 2006 and 2005, respectively. The Company’s prime contracts with two federal government agencies accounted for 37% of the Company’s 2006 revenue.

10.	Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2006 and in 2005, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2006 or 2005. Matching contributions for the year ended December 31, 2006 and 2005 were $39,353 and $39,581, respectively.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

11.	Stock Options and Warrants

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

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005, as though the Company had adopted the fair value recognition provision of SFAS 123, as follows:

2005
Net income, as reported	$732,159

Stock-based employee compensation cost that would have been included in the determination of net income if the fair-value method had been applied to all awards	(46,731)

Pro forma net income	$685,428

Net income per share, as reported	$0.07 basic
0.07 diluted
Net income per share, pro forma	$0.07 basic
0.06 diluted

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

2005
Risk free interest rate	3.90 – 4.45%
Dividend yield	0%
Expected term	5 years
Expected volatility	84 – 119%

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

11.	Stock Options and Warrants (continued)

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, the Company did not recognize any stock-based compensation expense for 2006 relating to option awards granted prior to January 1, 2006, as all of these option grants were 100% vested. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of one to two years.

As a result of adopting SFAS 123R, net income decreased by $31,954 for the year ended December 31, 2006, as compared to if the Company had continued to account for stock-based compensation under APB 25. There was no impact on basic net income per share. The impact on diluted net income per share was a decrease of $0.01 per share.

As part of its SFAS 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since September 2001, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in 2006 is estimated to be five years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the year ended December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 125,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.32. Also during the year ended December 31, 2006, the Company granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. During the year ended December 31, 2005, the Company granted 100,500 options with a per share weighted average fair value of $0.36 to employees and granted options to certain non-employee consultants to purchase an aggregate of 10,000 shares of the Company’s common stock, with a per share fair value of $0.36 at the measurement date. The fair value of option awards granted in 2006 was estimated using the Black-Sholes option pricing model under the following assumptions:

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

11.	Stock Options and Warrants (continued)

2006
Risk free interest rate	4.35% - 5.07%
Dividend yield	0%
Expected term	2-5 years
Expected volatility	89 - 99%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan in the year ended December 31, 2006, was eighteen months, and the average vesting period for options granted to employees under the 1996 Plan in the year ended December 31, 2005, was sixteen and one-half months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the year ended December 31, 2006, was five and one-half months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of December 31, 2006, and changes during the year ended December 31, 2006 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2005	1,963,350	$0.87
Options granted	126,500	0.54
Options exercised, expired or forfeited	1,134,050	0.49
Balance at December 31, 2006	955,800	1.28

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

11.	Stock Options and Warrants (continued)

The following table summarizes information about options at December 31, 2006:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
955,800	$1.28	5.44	$82,745	920,800	$1.31	5.29	$82,705

Nonvested stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2005	0	$0.00
Granted	126,500	0.32
Vested	91,500	0.27
Balance at December 31, 2006	35,000	0.44

As of December 31, 2006 and 2005, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $7,786 and $0, respectively, which are expected to be recognized over a weighted average period of 7 months and zero months, respectively.

The Board of Directors has also granted warrants to directors, employees and others. There were no warrants issued in 2006. In March 2005 we issued warrants, expiring 5 years from issuance date, for 12,000 shares of common stock at $0.01 per share to our outside counsel to satisfy its claims in the aggregate amount of $12,382. In 2006, warrants were exercised by three parties resulting in the issuance of 94,530 unregistered shares of IAI common stock. There were no warrants exercised in 2005. As of December 31, 2006, outstanding warrants are 39,339, all but 12,000 of which expire within 1 year. The purchase price for shares issued upon exercise of these warrants range from $0.01 to $6.42 per share. These warrants are exercisable immediately.

Information Analysis Incorporated	2006 Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

12.	Convertible Notes Payable

During 2001, the Company issued to accredited investors $125,000 of 3-year 12% convertible notes, having a conversion price of $0.25 per share. Notes totaling $80,000 were issued to stockholders, officers and directors. These notes matured on September 30, 2005. Four noteholders exercised the conversion privilege on $80,000 of notes, including 3 officers and directors, resulting in the issuance of 320,000 shares of unregistered IAI common stock. The Company retired the additional $45,000 of notes for cash on September 30, 2005. At December 31, 2006 and 2005, there were no outstanding convertible notes payable.

13.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net . Income	Shares	Per Share Amount .
Basic net income per common share for the year ended December 31, 2006:
Income available to common stockholders	$502,445	11,018,317	$0.05
Effect of dilutive stock options		311,973	—
Effect of dilutive warrants		11,782	—
Diluted net income per common share for the year ended December 31, 2006:	$502,445	11,342,072	$0.04

Basic net income per common share for the year ended December 31, 2005:
Income available to common stockholders	$732,159	10,376,247	$0.07
Effect of dilutive stock options		455,595	—
Effect of dilutive warrants		136,194	—
Diluted net income per common share for the year ended December 31, 2005:	$732,159	10,968,026	$0.07

Information Analysis Incorporated	2006 Report on Form 10-KSB

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

Item 8A.	Controls and Procedures

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no significant change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Information Analysis Incorporated	2006 Report on Form 10-KSB

Item 13.	Exhibits

(a) Exhibits:

See Exhibit Index on page 38.

Item 14.	Principal Accountant Fees and Services

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
March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 30, 2007
Sandor Rosenberg

/s/ Charles A. May, Jr.	Director	March 30, 2007
Charles A. May

/s/ Bonnie K. Wachtel	Director	March 30, 2007
Bonnie K. Wachtel

/s/ James D. Wester	Director	March 30, 2007
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 30, 2007
Richard S. DeRose

/s/ Matthew T. Sands	Controller	March 30, 2007
Matthew T. Sands

Information Analysis Incorporated	2006 Report on Form 10-KSB

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

4.2	Form of Warrant issued in December 1999 and January 2000	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.3	Common Stock and Warrant Purchase Agreement dated December 1999	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 2000 and filed on March 29, 2000

4.4	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending September 30, 2001 and filed on November 12, 2001

4.5	Form of Warrant issued to trade creditors who exchanged claims for warrants	Incorporated by reference from the Registrant’s Form 10-QSB for the period ending March 31, 2005 and filed on May 16, 2005

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

Information Analysis Incorporated	2006 Report on Form 10-KSB

10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.7	Line of Credit Agreement with Commerce Bank, N.A.	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006

10.8	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Filed with this Form 10-KSB, page 40

23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-KSB, page 43

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-KSB, page 44

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-KSB, page 45

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 46

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB, page 47