Form 10QSB
period 2007-03-31
INFORMATION ANALYSIS INC
filed 2007-05-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 11,196,760 shares as of May 11, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$537,159	$808,358
Accounts receivable, net	2,394,009	1,757,506
Prepaid expenses	365,111	382,095
Notes receivable	115,550	115,550
Other assets	4,300	4,300
Other receivables	2,393	6,427

Total current assets	3,418,522	3,074,236
Fixed assets, net	64,776	67,317
Other assets	8,781	8,782

Total assets	$3,492,079	$3,150,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$895,094	$643,838
Deferred revenue	373,058	513,522
Accrued payroll and related liabilities	275,592	264,660
Other accrued liabilities	174,772	53,354

Total current liabilities	1,718,516	1,475,374

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid in capital	14,489,399	14,485,770
Accumulated deficit	(11,914,018)	(12,008,991)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,773,563	1,674,961

Total liabilities and stockholders’ equity	$3,492,079	$3,150,335

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the three months ended March 31,
	2007	2006
	Unaudited	Unaudited
Sales
Professional fees	$1,900,339	$2,196,028
Software sales	705,367	118,483

Total sales	2,605,706	2,314,511

Cost of sales
Cost of professional fees	1,457,829	1,750,776
Cost of software sales	541,718	70,347

Total cost of sales	1,999,547	1,821,123

Gross profit	606,159	493,388
Selling, general and administrative expenses	516,956	408,725

Income from operations	89,203	84,663
Other income, net	5,770	1,068

Income before provision for income taxes	94,973	85,731
Provision for income taxes	—	—

Net income	$94,973	$85,731

Comprehensive income	$94,973	$85,731

Earnings per common share:
Basic:	$0.01	$0.01

Diluted:	$0.01	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	10,743,204
Diluted	11,421,394	11,616,698

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$94,973	$85,731
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,351	7,353
Stock compensation	3,629	804
Changes in operating assets and liabilities
Accounts receivable	(636,503)	(173,078)
Other receivables and prepaid expenses	21,018	(1,929)
Accounts payable and accrued expenses	383,606	(150,472)
Deferred revenue	(140,464)	76,115

Net cash used by operating activities	(265,390)	(155,476)

Cash flows from investing activities:
Purchases of fixed assets	(5,809)	(10,705)

Net cash used by investing activities	(5,809)	(10,705)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	102,420

Net cash provided by financing activities	—	102,420

Net decrease in cash and cash equivalents	(271,199)	(63,761)
Cash and cash equivalents at beginning of the period	808,358	451,777

Cash and cash equivalents at end of the period	$537,159	$388,016

Supplemental cash flow Information
Interest paid	$—	$510

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying financial statements have been prepared by Information Analysis Incorporated (“IAI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information included herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

2.	Summary of Significant Accounting Policies (continued)

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. A portion of the Company’s fixed price contracts involve the design and development of complex, client systems. For those contracts that are within scope of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For those contracts that are within the scope of SOP 97-2, “Software Revenue Recognition,” our revenues associated with the customized software product are recognized when (1) pervasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the customer is fixed and determinable; and (4) collectibility is probable.

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

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

2.	Summary of Significant Accounting Policies (cont.)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 at March 31, 2007 and 2006.

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

At March 31, 2007, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $3,629 and $804 for the three months ended March 31, 2007 and 2006, respectively, of which $720 and $520, respectively, related to options awarded to non-employees.

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, the Company did not recognize any stock-based compensation expense for 2006 relating to option awards granted prior to January 1, 2006, as all of these option grants were 100% vested. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years.

Each reporting period, the Company evaluates the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company over the five years preceding the reporting period in which the options were issued, is an appropriate measure of expected volatility. In addition, the Company also examines its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected terms for employee options awarded in the periods presented herein are estimated to be five years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. The Company has estimated a forfeiture rate based on historical data and current assumptions.

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

2.	Summary of Significant Accounting Policies (cont.)

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

3.	Stock Options and Warrants

During the three months ended March 31, 2007, the Company granted options to certain employees to purchase an aggregate of 7,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.26. Also during the three months ended March 31, 2007, the Company granted options to non-employee consultants to purchase 2,000 shares of the Company’s common stock, with a per share fair value of $0.36 at the measurement date. During the three months ended March 31, 2006, the Company granted options to certain employees to purchase an aggregate of 6,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.53. Also during the three months ended March 31, 2006, the Company granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. The fair values of option awards granted in the three months ending March 31, 2007 and 2006, were estimated using the Black Sholes option pricing model with the following assumptions:

	2007	2006
Risk free interest rate	4.48 – 4.75%	4.35 – 4.72%
Dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	73.5%	99.0%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan in the three months ended March 31, 2006, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

3.	Stock Options and Warrants

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the three months ended March 31, 2007, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of March 31, 2007, and changes during the three months ended March 31, 2007 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	9,000	0.42
Options exercised, expired or forfeited	10,800	1.31
Balance at March 31, 2006	954,000	1.27

The following table summarizes information about options at March 31, 2007:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
954,000	$1.27	5.30	$97,830	915,000	$1.30	5.13	$97,460

Nonvested stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	9,000	0.28
Vested	5,000	0.46
Balance at March 31, 2007	39,000	0.40

As of March 31, 2007 and 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $6,657 and $0, respectively, which is expected to be recognized over a weighted average period of 7 months.

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

4.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended March 31, 2007:
Income available to common stockholders	$94,973	11,196,760	$0.01
Effect of dilutive stock options	—	212,927	—
Effect of dilutive warrants	—	11,707	—
Diluted net income per common share for the three months ended March 31, 2007:	$94,973	11,421,394	$0.01

Basic net income per common share for the three months ended March 31, 2006:
Income available to common stockholders	$85,731	10,743,204	$0.01
Effect of dilutive stock options	—	718,487	—
Effect of dilutive warrants	—	155,007	—
Diluted net income per common share for the three months ended March 31, 2006:	$85,731	11,616,698	$0.01

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-KSB for the fiscal year ended December 31, 2006 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

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

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

Revenue

Our revenues in the first three months of 2007 were $2,605,706, compared to $2,314,511 in 2006, an increase of 12.6%. Professional services revenue was $1,900,339 versus $2,196,028, a decrease of 13.5%, and software product revenue was $705,367 versus $118,483, an increase of 495.3%. The decrease in professional services revenue is due to the expiration of some older contracts and the reduction in scope of one of our contracts. The increase in software product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $606,159, or 23.3% of sales, in the first three months of 2007 versus $493,388, or 21.3% of sales, in the first three months of 2006. Of the $606,159 in 2007, $442,510 was attributable to professional services and $163,649 was attributable to software sales. Our gross margin percentage was 23.3% for professional services and 23.2% for software sales for 2007. In 2006, we reported gross margins of $445,252, or 20.3% of sales for professional services and $48,136, or 40.6% of sales for software sales. While professional services revenue fell, our gross margin remained constant. Our overall increase in gross margin on software sales is due to increased Micro Focus product sales during the three months ended March 31, 2007. Software product sales are subject to considerable fluctuation from period to period.

Selling, General and Administrative

Selling, general and administrative expenses were $516,956, or 19.8% of revenues, in the first three months of 2007 versus $408,725, or 17.7% of revenues, in the first three months of 2006. The increase is largely due to incentives on product sales, recruiting fees, administrative salaries, rent, and stock compensation expense.

Profits

Net income for the first three months of 2007 was $94,973, or 3.6% of revenue, versus $85,731, or 3.7% of revenue, for the same period in 2006. The increase in net income is due to increases in software product sales, while the decrease in net income as a percentage of revenues is generally due to increases in our selling, general and administrative expenses.

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

Liquidity and Capital Resources

Our profits, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. Net cash used by operating and investing activities was $271,199, which when subtracted from a beginning balance of $808,358 yielded cash and cash equivalents of $537,159 at March 31, 2007. Our accounts receivable balance grew by $636,503 during the three months ended March 31, 2007. This is largely due to outstanding receivables on product orders and on a fixed price contract.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and next expires on May 1, 2008. We expect the line of credit to be renewed at comparable terms.

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

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. We do not believe we have any unrecognized tax benefits or liabilities and we do not believe there will be any effect on our financial condition or results of operations as a result of implementing FIN 48.

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer conducted an evaluation (as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act) of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II - OTHER INFORMATION

Item 5.	Other Information

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors during the period reported herein.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index on page 15.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 15, 2007	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	First Quarter 2007 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 16

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 17

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 18

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 19