Form 10QSB
period 2007-06-30
INFORMATION ANALYSIS INC
filed 2007-08-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 11,196,760 shares as of August 10, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$920,817	$808,358
Accounts receivable, net	1,843,124	1,757,506
Prepaid expenses	319,237	382,095
Notes receivable	115,550	115,550
Other receivables	4,308	6,427
Other assets	4,300	4,300

Total current assets	3,207,336	3,074,236
Fixed assets, net	68,749	67,317
Other assets	8,782	8,782

Total assets	$3,284,867	$3,150,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,380	$643,838
Deferred revenue	356,089	513,522
Accrued payroll and related liabilities	292,909	264,660
Other accrued liabilities	150,835	53,354

Total current liabilities	1,468,213	1,475,374

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid in capital	14,515,363	14,485,770
Accumulated deficit	(11,896,891)	(12,008,991)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,816,654	1,674,961

Total liabilities and stockholders’ equity	$3,284,867	$3,150,335

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,
	2007	2006
Sales
Professional fees	$1,776,628	$2,298,862
Software sales	779,907	269,948

Total sales	2,556,535	2,568,810

Cost of sales
Cost of professional fees	1,363,057	1,703,225
Cost of software sales	640,612	225,050

Total cost of sales	2,003,669	1,928,275

Gross profit	552,866	640,535
Selling, general and administrative expenses	542,154	488,817

Income from operations	10,712	151,718
Other income, net	6,415	1,957

Income before provision for income taxes	17,127	153,675
Provision for income taxes	—	—

Net income	$17,127	$153,675

Comprehensive income	$17,127	$153,675

Earnings per common share:
Basic:	$0.00	$0.01

Diluted:	$0.00	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,035,507
Diluted	11,398,487	11,504,714

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the six months ended June 30,
	2007	2006
Sales
Professional fees	$3,676,966	$4,494,890
Software sales	1,485,274	388,431

Total sales	5,162,240	4,883,321

Cost of sales
Cost of professional fees	2,820,885	3,454,001
Cost of software sales	1,182,330	295,397

Total cost of sales	4,003,215	3,749,398

Gross profit	1,159,025	1,133,923
Selling, general and administrative expenses	1,059,110	897,541

Income from operations	99,915	236,382
Other income, net	12,185	3,025

Income before provision for income taxes	112,100	239,407
Provision for income taxes	—	—

Net income	$112,100	$239,407

Comprehensive income	$112,100	$239,407

Earnings per common share:
Basic:	$0.01	$0.02

Diluted:	$0.01	$0.02

Weighted average common shares outstanding:
Basic	11,196,760	10,890,164
Diluted	11,401,905	11,399,119

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$112,100	$239,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,378	15,075
Stock compensation	29,593	4,158
Changes in operating assets and liabilities
Accounts receivable	(85,618)	(238,927)
Other receivables and prepaid expenses	64,977	(155,423)
Accounts payable and accrued expenses	150,272	(31,027)
Deferred revenue	(157,433)	226,440

Net cash provided by operating activities	131,269	59,703

Cash flows from investing activities:
Purchases of fixed assets	(18,810)	(15,833)

Net cash used by investing activities	(18,810)	(15,833)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	172,350

Net cash provided by financing activities	—	172,350

Net increase in cash and cash equivalents	112,459	216,220
Cash and cash equivalents at beginning of the period	808,358	451,777

Cash and cash equivalents at end of the period	$920,817	$667,997

Supplemental cash flow Information
Interest paid	$—	$608

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

2.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 at June 30, 2007 and December 31, 2006.

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

2.	Summary of Significant Accounting Policies (cont.)

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

At June 30, 2007, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $25,964 and $3,354 for the three months ended June 30, 2007 and 2006, respectively, of which $4,800 and $0, respectively, related to options awarded to non-employees. Total compensation expense related to these plans was $29,593 and $3,638 for the six months ended June 30, 2007 and 2006, respectively, of which $5,520 and $520, respectively, related to options awarded to non-employees.

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

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

3.	Stock Options and Warrants

During the six months ended June 30, 2007, the Company granted options to certain employees to purchase an aggregate of 209,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.25, and granted options to non-employee consultants to purchase 17,000 shares of the Company’s common stock, with a per share fair value of $0.32 at the measurement date. During the three months ended June 30, 2007, the Company granted options to certain employees to purchase an aggregate of 202,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.25, and granted options to non-employee consultants to purchase 15,000 shares of the Company’s common stock, with a per share fair value of $0.32 at the measurement date. During the six months ended June 30, 2006, the Company granted options to certain employees to purchase an aggregate of 118,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.32, and granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. During the three months ended June 30, 2006, the Company granted options to certain employees to purchase an aggregate of 112,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.31, and granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. The fair values of option awards granted in the six months and three months ending June 30, 2007 and 2006, were estimated using the Black Sholes option pricing model with the following assumptions:

	Six Months		Three Months
	2007	2006	2007	2006
Risk free interest rate	4.48-5.03%	4.35-5.07%	4.48-5.03%	4.90-5.07%
Dividend yield	0%	0%	0%	0%
Expected term	5-10 years	2-5 years	5-10 years	2-5 years
Expected volatility	71.1-73.5%	93.8-99.0%	73.5%	93.8%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan for the six months ended and the three months ended June 30, 2006, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan for the six months ended June 30, 2007, was seven months and for the three months ended June 30, 2007, was six months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

3.	Stock Options and Warrants (cont.)

Option activity under the foregoing option plans as of June 30, 2007, and changes during the three months ended June 30, 2007 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	9,000	0.42
Options exercised, expired or forfeited	10,800	1.31

Balance at March 31, 2007	954,000	1.27
Options granted	217,000	0.40
Options exercised, expired or forfeited	13,200	17.48

Balance at June 30, 2006	1,157,800	0.93

The following table summarizes information about options at June 30, 2007:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,157,800	$0.93	6.0	$89,640	913,800	$1.06	5.0	$87,300

Nonvested stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	9,000	0.28
Vested	5,000	0.46

Balance at March 31, 2007	39,000	0.40
Granted	217,000	0.25
Vested	11,000	0.46
Expired	1,000	0.40

Balance at June 30, 2007	244,000	0.27

As of June 30, 2007, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $34,993, which is expected to be recognized over weighted average periods of 3 months.

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

4.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2007:
Income available to common stockholders	$17,127	11,196,760	$—
Effect of dilutive stock options	—	190,047	—
Effect of dilutive warrants	—	11,680	—
Diluted net income per common share for the three months ended June 30, 2007:	$17,127	11,398,487	$—

Basic net income per common share for the three months ended June 30, 2006:
Income available to common stockholders	$153,675	11,035,507	$0.01
Effect of dilutive stock options	—	362,839	—
Effect of dilutive warrants	—	106,368	—
Diluted net income per common share for the three months ended June 30, 2006:	$153,675	11,504,714	$0.01

Basic net income per common share for the six months ended June 30, 2007:
Income available to common stockholders	$112,100	11,196,760	$0.01
Effect of dilutive stock options	—	193,461	—
Effect of dilutive warrants	—	11,684	—
Diluted net income per common share for the six months ended June 30, 2007:	$112,100	11,401,905	$0.01

Basic net income per common share for the six months ended June 30, 2006:
Income available to common stockholders	$239,407	10,890,164	$0.02
Effect of dilutive stock options	—	397,710	—
Effect of dilutive warrants	—	111,245	—
Diluted net income per common share for the six months ended June 30, 2006:	$239,407	11,399,119	$0.02

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

Revenue

Our revenues in the second quarter of 2007 were $2,556,535, compared to $2,568,810 in 2006, a decrease of 0.5%. Professional services revenue was $1,776,628 versus $2,298,862, a decrease of 22.7%, and software product revenue was $779,907 versus $269,948, an increase of 188.9%. The decrease in professional services revenue is due to the expiration of certain contracts. The increase in software product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products, as well as an overall increase in revenue on maintenance contracts for Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $552,866, or 21.6% of sales, in the second quarter of 2007 versus $640,535, or 24.9% of sales, in the second quarter of 2006. Of the $552,866 in 2007, $413,571 was attributable to professional services and $139,295 was attributable to software sales. Our gross margin percentage was 23.3% for professional services and 17.9% for software sales for the three months ended June 30, 2007. In the same quarter in 2006, we reported gross margins of $595,637, or 25.9% of sales for professional services and $44,898, or 16.6% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our increase in gross margin on software sales is due to increased Micro Focus and Adobe product and maintenance sales during the three months ended June 30, 2007. Software product sales and associated margins are subject to considerable fluctuation from period to period.

Selling, General and Administrative

Selling, general and administrative expenses were $542,154, or 21.2% of revenues, in the second quarter of 2007 versus $488,817, or 19.0% of revenues, in the second quarter of 2006. The increase is due to salesperson commissions on product sales, recruiting fees, stock compensation expense, administrative salaries, and rent.

Profits

Net income for the three months ended June 30, 2007, was $17,127, or 0.7% of revenue, versus $153,675, or 6.0% of revenue, for the same period in 2006. The decrease in net income is due to increases in our selling, general and administrative expenses.

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

Revenue

Our revenues in the first half of 2007 were $5,162,240, compared to $4,883,321 in 2006, an increase of 5.7%. Professional services revenue was $3,676,966 versus $4,494,890, a decrease of 18.2%, and software product revenue was $1,485,274 versus $388,431, an increase of 282.4%. The decrease in professional services revenue is due to the expiration of certain contracts. The increase in software product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products, as well as an overall increase in revenue on maintenance contracts for Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are generally sold in conjunction with professional services.

Gross Margins

Gross margin was $1,159,025, or 22.5% of sales, in the first half of 2007 versus $1,133,923, or 23.2% of sales, in the first half of 2006. Of the $1,159,025 in 2007, $856,081 was attributable to professional services and $302,944 was attributable to software sales. Our gross margin percentage was 23.3% for professional services and 20.4% for software sales for 2007. In 2006, we reported gross margins of $1,040,889, or 23.2% of sales for professional services and $93,034, or 24.0% of sales for software sales. Our decrease in gross margin on software sales is due to increases in sales of both Micro Focus and Adobe products and maintenance, and the decrease in gross margin percentage is due to fluctuations in margins on product and maintenance sales. Software product sales and associated margins are subject to considerable fluctuation from period to period.

Selling, General and Administrative

Selling, general and administrative expenses were $1,059,110, or 20.5% of revenues, in the first half of 2007 versus $897,541, or 18.4% of revenues, in the first half of 2006. The increase is due to salesperson commissions on product sales, recruiting fees, stock compensation expense, administrative salaries, and rent.

Profits

Net income for the six months ended June 30, 2007 was $112,100, or 2.2% of revenue, versus $239,407, or 4.9% of revenue, for the same period in 2006. The decrease in net income is due to increases in our selling, general and administrative expenses.

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

Liquidity and Capital Resources

Our profits, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. Our increase in cash was $112,459, due to cash provided by operating activities less cash used by investing activities. When this increase in cash was added to a beginning balance of $808,358, cash and cash equivalents at June 30, 2007, were $920,817. Our accounts receivable balance increased by $85,618 during the six months ended June 30, 2007. This increase is primarily due to a certain short-term fixed price subcontract for which billing was completed in our first quarter but payments were not received until our third quarter.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 1, 2008. As of June 30, 2007, no amounts were outstanding under this line of credit.

Based on our current operating plan, the line of credit, when coupled with funds generated from operations, should be sufficient to meet our operating cash requirements through the expiration date of the line of credit.

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

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. The application of FIN 48 did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on its financial position or results of operations.

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would by recognized in earnings when they occur. SFAS 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company is currently evaluating the effect and timing that adoption of this statement will have on its financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On June 12, 2007, we held our Annual Meeting of Stockholders.

(c)	1.	The vote for the election of Directors, to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, was as follows:

		(i)	Charles A. May, Jr. - 8,755,188 FOR, 352,991 WITHHELD

		(ii)	Sandor Rosenberg - 9,084,588 FOR, 23,591 WITHHELD

		(iii)	Bonnie K. Wachtel - 8,672,188 FOR, 435,991 WITHHELD

		(iv)	James D. Wester - 8,799,188 FOR, 328,991 WITHHELD

	2.	The vote for ratification of the selection of Reznick Group, P.C., as our Independent Public Accountants for 2006 was as follows:

9,094,315 FOR, 6,900 AGAINST, 6,954 ABSTAIN

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

Item 6.	Exhibits and Reports on Form 8-K

Exhibits: See Exhibit Index on page 18.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 14, 2007	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Second Quarter 2007 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 19

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 20

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 21

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 22