Form 10QSB
period 2007-09-30
INFORMATION ANALYSIS INC
filed 2007-11-13
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01, 11,196,760 shares as of November 12, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

FORM 10-QSB

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,263,459	$808,358
Accounts receivable, net	1,759,068	1,757,506
Prepaid expenses	348,746	382,095
Notes receivable	115,550	115,550
Other assets	6,800	4,300
Other receivables	6,224	6,427

Total current assets	3,499,847	3,074,236

Fixed assets, net	62,616	67,317

Other assets	6,282	8,782

Total assets	$3,568,745	$3,150,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755,365	$643,838
Deferred revenue	481,453	513,522
Accrued payroll and related liabilities	293,831	264,660
Other accrued liabilities	99,019	53,354

Total current liabilities	1,629,668	1,475,374

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid in capital	14,542,609	14,485,770
Accumulated deficit	(11,801,714)	(12,008,991)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,939,077	1,674,961

Total liabilities and stockholders’ equity	$3,568,745	$3,150,335

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,
	2007	2006
Sales
Professional fees	$1,687,846	$2,180,204
Software sales	947,408	393,443

Total sales	2,635,254	2,573,647

Cost of sales
Cost of professional fees	1,272,031	1,625,815
Cost of software sales	748,973	182,853

Total cost of sales	2,021,004	1,808,668

Gross profit	614,250	764,979

Selling, general and administrative expenses	527,017	609,996

Income from operations	87,233	154,983

Other income, net	7,944	1,794

Income before provision for income taxes	95,177	156,777

Provision for income taxes	—	—

Net income	$95,177	$156,777

Comprehensive income	$95,177	$156,777

Earnings per common share:
Basic:	$0.01	$0.01

Diluted:	$0.01	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,137,371
Diluted	11,414,922	11,478,082

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the nine months ended September 30,
	2007	2006
Sales
Professional fees	$5,364,812	$6,675,094
Software sales	2,432,682	781,874

Total sales	7,797,494	7,456,968

Cost of sales
Cost of professional fees	4,092,917	5,079,817
Cost of software sales	1,931,303	478,249

Total cost of sales	6,024,220	5,558,066

Gross profit	1,773,274	1,898,902

Selling, general and administrative expenses	1,586,128	1,507,538

Income from operations	187,146	391,364

Other income, net	20,131	4,820

Income before provision for income taxes	207,277	396,184

Provision for income taxes	—	—

Net income	$207,277	$396,184

Comprehensive income	$207,277	$396,184

Earnings per common share:
Basic:	$0.02	$0.04

Diluted:	$0.02	$0.03

Weighted average common shares outstanding:
Basic	11,196,760	10,973,470
Diluted	11,408,401	11,436,461

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$207,277	$396,184
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	25,855	23,552
Stock compensation	56,839	24,047
Changes in operating assets and liabilities
Accounts receivable	(1,562)	(101,725)
Other receivables and prepaid expenses	33,552	(262,891)
Accounts payable and accrued expenses	186,363	(361,217)
Deferred revenue	(32,069)	157,519

Net cash provided (used) by operating activities	476,255	(124,531)

Cash flows from investing activities:
Purchases of fixed assets	(21,154)	(22,301)

Net cash used by investing activities	(21,154)	(22,301)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	172,350

Net cash provided by financing activities	—	172,350

Net increase in cash and cash equivalents	455,101	25,518
Cash and cash equivalents at beginning of the period	808,358	451,777

Cash and cash equivalents at end of the period	$1,263,459	$477,295

Supplemental cash flow Information
Interest paid	$—	$608

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

PART I

Item 1. Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 2, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

New Accounting Standards

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

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

1. Basis of Presentation (continued)

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

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 at September 30, 2007 and December 31, 2006.

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

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R), using the modified prospective transition method. The following disclosures are also provided pursuant to the requirements of SFAS 123R.

At September 30, 2007, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $27,246 and $19,889 for the three months ended September 30, 2007 and 2006, respectively, of which $495 and $0, respectively, related to options awarded to non-employees. Total compensation expense related to these plans was $56,839 and $24,047 for the nine months ended September 30, 2007 and 2006, respectively, of which $6,015 and $520, respectively, related to options awarded to non-employees.

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

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

3. Stock Options and Warrants

During the nine months ended September 30, 2007, the Company granted options to certain employees to purchase an aggregate of 213,250 shares of the Company’s common stock, with a per share weighted average fair value of $0.25, and granted options to non-employee consultants to purchase 18,500 shares of the Company’s common stock, with a per share fair value of $0.33 at the measurement date. During the three months ended September 30, 2007, the Company granted options to certain employees to purchase an aggregate of 4,250 shares of the Company’s common stock, with a per share weighted average fair value of $0.24, and granted options to non-employee consultants to purchase 1,500 shares of the Company’s common stock, with a per share fair value of $0.33 at the measurement date. During the nine months ended September 30, 2006, the Company granted options to certain employees to purchase an aggregate of 125,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.32, and granted options to non-employee consultants to purchase 1,000 shares of the Company’s common stock, with a per share fair value of $0.52 at the measurement date. During the three months ended September 30, 2006, the Company granted options to certain employees to purchase an aggregate of 7,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.31, and did not grant options to non-employee consultants to purchase shares of the Company’s common stock. The fair values of option awards granted in the nine months and three months ending September 30, 2007 and 2006, were estimated using the Black Sholes option pricing model with the following assumptions:

	Nine Months		Three Months
	2007	2006	2007	2006
Risk free interest rate	4.20 – 5.03%	4.35 – 5.07%	4.20 – 4.88%	4.82%
Dividend yield	0%	0%	0%	0%
Expected term	5-10 years	2-5 years	5-10 years	2-5 years
Expected volatility	66.5 - 73.5%	89.4 – 99.0%	66.5%	89.4%

The Company had a stock option plan, which became effective September 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan for the nine months ended and the three months ended September 30, 2006, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the nine months ended September 30, 2007 and 2006, were seven months and five months, respectively, and for the three months ended September 30, 2007 and 2006 , were fifteen months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

3. Stock Options and Warrants (continued)

Option activity under the foregoing option plans as of September 30, 2007, and changes during the three months ended September 30, 2007 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	9,000	0.42
Options exercised, expired or forfeited	10,800	1.31

Balance at March 31, 2007	954,000	1.27
Options granted	217,000	0.40
Options exercised, expired or forfeited	13,200	17.48

Balance at June 30, 2007	1,157,800	0.93
Options granted	5,750	0.42
Options exercised, expired or forfeited	26,300	11.73

Balance at September 30, 2007	1,137,250	0.67

The following table summarizes information about options at September 30, 2007:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,137,250	$0.67	5.9	$104,255	893,750	$0.74	4.9	$97,370

Nonvested stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	9,000	0.28
Vested	5,000	0.46

Balance at March 31, 2007	39,000	0.40
Granted	217,000	0.25
Vested	11,000	0.46
Expired	1,000	0.40

Balance at June 30, 2007	244,000	0.27
Granted	5,750	0.27
Vested	4,250	0.30
Expired	2,000	0.31

Balance at September 30, 2007	243,500	0.27

As of September 30, 2007, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $9,279, which is expected to be recognized over weighted average periods of 3 months.

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2007:
Income available to common stockholders	$95,177	11,196,760	$0.01
Effect of dilutive stock options	—	206,462	—
Effect of dilutive warrants	—	11,700	—
Diluted net income per common share for the three months ended September 30, 2007:	$95,177	11,414,922	$0.01

Basic net income per common share for the three months ended September 30, 2006:
Income available to common stockholders	$156,777	11,137,371	$0.01
Effect of dilutive stock options	—	262,978	—
Effect of dilutive warrants	—	77,733	—
Diluted net income per common share for the three months ended September 30, 2006:	$156,777	11,478,082	$0.01

Basic net income per common share for the nine months ended September 30, 2007:
Income available to common stockholders	$207,277	11,196,760	$0.01
Effect of dilutive stock options	—	199,949	—
Effect of dilutive warrants	—	11,692	—
Diluted net income per common share for the nine months ended September 30, 2007:	$207,277	11,408,401	$0.01

Basic net income per common share for the nine months ended September 30, 2006:
Income available to common stockholders	$396,184	10,973,470	$0.04
Effect of dilutive stock options	—	366,706	—
Effect of dilutive warrants	—	96,285	—
Diluted net income per common share for the nine months ended September 30, 2006:	$396,184	11,436,491	$0.03

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

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

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

Revenue

Our revenues in the third quarter of 2007 were $2,635,254, compared to $2,573,647 in 2006, an increase of 2.4%. Professional services revenue was $1,687,846 versus $2,180,204, a decrease of 22.6%, and software product revenue was $947,408 versus $393,443, an increase of 140.8%. The decrease in professional services revenue is due to the expiration of certain contracts, as scheduled. The increase in software product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products, as well as an overall increase in revenue on maintenance contracts for Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are often sold in conjunction with professional services.

Gross Margins

Gross margin was $614,250, or 23.3% of sales, in the third quarter of 2007 versus $764,979, or 29.7% of sales, in the third quarter of 2006. Of the $614,250 in 2007, $415,815 was attributable to professional services and $198,435 was attributable to software sales. Our gross margin percentage was 24.6% for professional services and 20.9% for software sales for the three months ended September 30, 2007. In the same quarter in 2006, we reported gross margins of $554,389, or 25.4% of sales for professional services and $210,590, or 53.5% of sales for software sales. Professional services gross margin fell slightly due to the expiration of certain contracts, as scheduled. Our decrease in gross margin on software sales is due to a $100,000 referral fee we received in the third quarter of 2006. We did not receive any referral fees in 2007. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $527,017, or 20.0% of revenues, in the third quarter of 2007 versus $606,996, or 23.7% of revenues, in the third quarter of 2006. This change is due to a decrease in incentives earned by our sales force in the third quarter of 2007 and a decrease in fringe benefits due to the expiration of certain contracts.

Profits

Net income for the three months ended September 30, 2007, was $95,177, or 3.6% of revenue, versus $156,777, or 6.1% of revenue, for the same period in 2006. The decrease in net income is due to a shift in the product/services mix, a lack of referral fees for product sales, and increases in direct costs relative to the revenue generated.

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

Revenue

Our revenues in the first nine months of 2007 were $7,797,494, compared to $7,456,968 in 2006, an increase of 4.6%. Professional services revenue was $5,364,812 versus $6,675,094, a decrease of 19.6%, and software product revenue was $2,432,682 versus $781,874, an increase of 211.1%. The decrease in professional services revenue is due to the expiration of certain contracts, as scheduled. The increase in software product revenue is due to fluctuation in one-time sales of Adobe and Micro Focus products, as well as an overall increase in revenue on maintenance contracts for Adobe and Micro Focus products. Adobe and Micro Focus products, as well as our ICONS suite of software conversion tools, are frequently sold in conjunction with professional services.

Gross Margins

Gross margin was $1,773,274, or 22.7% of sales, in the first nine months of 2007 versus $1,898,902, or 25.5% of sales, in the first half of 2006. Of the $1,773,274 in 2007, $1,271,895 was attributable to professional services and $501,379 was attributable to software sales. Our gross margin percentage was 23.7% for professional services and 20.6% for software sales for 2007. In 2006, we reported gross margins of $1,595,277, or 23.9% of sales for professional services and $303,625, or 38.8% of sales for software sales. While professional services revenue fell, our gross margin percentage remained constant. Our increase in gross margin on software sales is due to to a $100,000 referral fee we received in 2006. We did not receive any referral fees in 2007. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $1,586,128, or 20.3% of revenues, in the first half of 2007 versus $1,507,538, or 20.2% of revenues, in the first half of 2006. The increase is due to recruiting fees, stock compensation expense, administrative salaries, and rent.

Profits

Net income for the nine months ended September 30, 2007 was $207,277, or 2.7% of revenue, versus $396,184, or 5.3% of revenue, for the same period in 2006. The decrease in net income is due to a shift in the product/services mix, a lack of referral fees for product sales, and increases in direct costs relative to the revenue generated.

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

Liquidity and Capital Resources

Our profits, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. Our increase in cash was $455,101, due to cash provided by operating activities less cash used by investing activities. When this increase in cash was added to a beginning balance of $808,358, it yielded cash and cash equivalents of $1,263,459 at September 30, 2007. Our accounts receivable balance at September 30, 2007, was $1,759,068, which is basically the same level as it was at December 31, 2006.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 1, 2008. As of September 30, 2007, no amounts were outstanding under this line of credit.

The line of credit, when coupled with funds generated from operations, should be sufficient to meet our operating cash requirements through the expiration date of the line of credit, based on our current operating plan.

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

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index on page 18.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 13, 2007	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Third Quarter 2007 Report on Form 10-QSB

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 19

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 20

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 21

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-QSB, page 22