Form 10KSB
period 2007-12-31
INFORMATION ANALYSIS INC
filed 2008-04-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-22405

Information Analysis Incorporated

(Name of small business issuer in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road, Suite 201, Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703) 383-3000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

State issuer’s revenues for its most recent fiscal year. $ 9,953,284

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$2,472,923 as of April 10, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,196,760 shares Common Stock, $0.01 par value, as of April 10, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the 2008 Annual Meeting is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No   ☒

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

i

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed here in our Form 10-KSB and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

•	our failure to keep pace with a changing technological environment;

•	intense competition from other companies;

•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

•	changes in the way the US government contracts with businesses and changes in the budgetary priorities;

•	non-performance by our subcontractors and suppliers;

•	terms specific to US government contracts;

•	our dependence on key personnel;

•	our failure to adequately integrate businesses we may acquire;

•	fluctuations in our results of operations and its impact on our stock price;

•	changes in Accounting Principles Generally Accepted in the United States;

•	the exercise of outstanding options and warrants;

•	our failure to adequately protect our intellectual property;

•	the limited public market for our common stock; and

•	our forward-looking statements and projections may prove to be inaccurate.

PART I

Item 1.	Description of Business

Overview of Market

Founded in 1979, Information Analysis Incorporated, which we sometimes refer to as IAI, is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the federal government.

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

Companies are being driven for various reasons to address the upgrading of their legacy systems. One reason is the difficulty of finding and retaining staff with outdated technical skills, many of which are possessed only by senior programmers nearing retirement. Hardware platforms such as Unisys are reaching

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

the horizon of their usefulness, and consequently, older programming and data base languages are generally poorly supported by their providers. Additionally, maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. We expect that the next ten years should see an upsurge of movement and change as organizations revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive off-the-shelf products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. Tools such as those provided by Micro Focus can perform this function by preserving the business rules in COBOL but extending the screens to be accessed over the Internet and providing compilers and utilities that allow the application to work on PC and UNIX platforms. It is difficult to determine the size of this segment, but even a 5% share of this market would represent hundreds of prospective customers.

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

The commercial and government sectors of the software migration and modernization market can be quite different in their requirements for web-based applications. Many companies are generally interested in cataloging and selling items whereas government agencies wish to disseminate data to the citizenry. There is some overlap in common functionality when web applications are designed for procurement transactions or customer relations. What distinguishes the government requirements is that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Any company that wishes to develop governmental web applications must address the forms issue. Adobe electronic forms products resold and supported by IAI are the predominant forms software in the federal government.

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Over the last year we have successfully completed engagements for the Department of Defense and several commercial companies that have proven the viability and efficacy of these tools. In addition, Micro Focus has provided us with dozens of qualified leads, both commercial and government, that both companies are working on as a team. In addition, we have joined the Mainframe Migration Alliance (MMA) composed of companies such as Microsoft and Micro Focus. This alliance brought us increased market exposure and additional sales leads. We expect this strategy to be a major contributor to our growth and profitability over the next three years.

Over the last ten years we have developed a series of workbench tools called ICONS. These tools, used in conjunction with our methodology, enhance a programmer’s ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL and Unisys COBOL. ICONS facilitates our ability to provide systems modernization services to companies and government agencies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and Internet platforms. A number of leads derived from Micro Focus and Microsoft require use of our ICONS tools as a precursor to implementing the Micro Focus solution.

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

Our modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of our professional staff can perform both technical and business requirements analyses, prepare general and detail design documentation and develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at customer sites or on our premises, which has mainframe and client server facilities for the use of our personnel.

Our strategy to exploit the conversion and modernization market is also based on forming alliances with large information technology consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These firms have established relationships with such customers, who rely on their advice in selecting tools and services to modernize legacy systems. We have been successful in forming partnerships with firms such as IBM, EDS, Northrop Grumman, Unisys, SI International, and Oracle. These alliances have resulted in significant contracts in the past and are important in procuring future business.

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

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2008 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

In general, IAI management has concentrated over the last five years on stabilizing the company to overcome prior financial losses and solidify our financial base. This has been accomplished by focusing in three areas; legacy modernization, electronic forms related activities, and traditional information technology projects both on-site at client facilities or in our offices. This period has allowed the company to build strong references, establish client and partner relationships, and build our capabilities with excellent staff. Unfortunately, our growth has been stagnant at the ten million dollar level over the last several years. In the coming year, IAI intends to invest more heavily than before in sales and marketing to regain momentum in our growth to reach a higher plateau. Management will not only explore ways to expand our current market spaces, but intends to explore new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. IAI has added more outside assistance through senior consultants that are helping increase our pipeline of opportunities. We expect to see the results of these efforts during 2008.

Competition

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies that purport to substantially automate the process through software tools including Blue Phoenix Solutions, Fujitsu, and IBM. “Off the shelf” software for enterprise resource planning, such as SAP and Oracle, provides an additional source of competition, although to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the market place. No matter what type of solution is offered, many of our competitors have greater name recognition than our company, a larger, more established customer base, and significantly greater financial and market resources.

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

There are hundreds of firms performing traditional information technology services and consulting for the federal government. A great number of them are much larger than IAI, and are more established in the marketplace, and have more resources to pursue individual prospects.

Patents and Proprietary Rights

We depend upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our methodologies, databases and software. We have not filed any patent applications covering our methodologies and software. In addition, we attempt to protect the secrecy of our proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants.

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Backlog

As of December 31, 2007, we estimated our backlog at approximately $18.2 million over the next three years, of which $3.3 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Employees

As of December 31, 2007, we employed 34 full-time and 5 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 16 individuals for professional information technology services. Approximately 75% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

We have no collective bargaining agreements or other such labor contracts with our employees and believe that our employee relationships are satisfactory. In the long-term, management will likely hire additional staff to meet its anticipated growth requirements. We do not anticipate encountering material problems in our ability to hire individuals with the requisite employee skill sets, despite a competitive market for our requisite technical skill sets and government clearances, when required. We utilize fee-based recruiting firms when it is necessary to speed up the process of locating and hiring employees with specialized skill sets and clearances.

Governmental Regulations

We supply our products and services to the United States federal government pursuant to its General Services Administration Information Technology contract, its General Services Administration Mission Oriented Business Integrated Services contract, and through contracts resulting from competitive bidding processes. We are bound by various rules and regulations promulgated by agencies of the federal government. We have not experienced undue expense beyond those expenses normally incurred in our ordinary course of business in adhering to such rules and regulations.

Risk Factors Related to Our Business

Failure to keep pace with a changing technological environment could negatively impact our business.

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

The market for our products and services is competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. Some of these companies have longer operating histories, greater financial, marketing and other resources, greater name recognition in other markets and a larger base of customers than IAI. In addition, some companies have well-established relationships with our current and prospective customers. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and services

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

than we can. Should we not be able to maintain our competitive advantages in light of these factors, it could have a material negative impact on our results of operations.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

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

Since the US government is our largest customer, both directly and with us as a subcontractor, changes in the way the government awards contracts may create a disadvantage for us to compete in certain markets. Additionally, the funding priorities of the US government are subject to change. If the information technology services that we are equipped to provide are no longer a priority, it may materially and adversely affect us as funding is shifted to new priorities.

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

US government contracts generally contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

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

We are seeking to expand our business and may acquire or make investments in companies or businesses offering complementary products, services and technologies in the future. We successfully integrated prior acquisitions or investments in the early and mid-1990’s, but such proven success in not necessarily an indication of future ability to perform. Acquisitions and investments typically involve numerous risks including, but not limited to difficulties in integrating operations, technologies, services and personnel and diversion of financial and managerial resources from existing operations. To manage this prospective growth effectively, we may need to implement additional management information systems capabilities, further develop our operating, administrative, financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations and hire and train additional personnel. Should these prospective integrations prove more difficult and time consuming than anticipated, it could negatively impact our results of operations.

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

Changes in generally accepted accounting principles could have an adverse affect on the quantification and presentation of our financial condition.

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

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

There is a limited public market for the our common stock

Our common stock is presently quoted on the OTC Bulletin Board under the symbol “IAIC”, and the securities are traded through broker-dealers. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, a shareholder may find it difficult to either dispose of, or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security shareholders in the fourth quarter of 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

a. Market Information

Our Common Stock (symbol: IAIC) has been traded on the OTC Bulletin Board (OTCBB) since July 29, 1999. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2007 Quarter Ended:				Fiscal Year Ended December 31, 2006 Quarter Ended:
	3/31/07	6/30/07	9/30/07	12/31/07	3/31/06	6/30/06	9/30/06	12/31/06
High	$0.46	$0.45	$0.48	$0.44	$0.80	$0.71	$0.54	$0.49
Low	$0.36	$0.30	$0.32	$0.27	$0.62	$0.42	$0.36	$0.30

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

b. Record Holders

As of December 31, 2007, we had 120 holders of record of our Common Stock.

c. Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends within the foreseeable future Management anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

d. Securities authorized for issuance under equity compensation plans

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1,2]	1,109,000	$0.41	625,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,109,000	$0.41	625,000

[1]

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

[2]

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

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities that have not been previously disclosed in a Form 10-QSB, Form 8-K, or Form 10-KSB for this filer.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Item 6.	Management’s Discussion and Analysis

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

Overview

During 2007 our sales and marketing efforts were focused to capitalize on our expertise in these areas – services and tools to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, electronic forms software, conversion, modernization, accessibility, and web-enablement, development and support of database-backed web portals, other web-based solutions, and management consulting services.

In 2007 we had net income from operations of $191,400. Our stockholders’ equity is $1,918,893 at December 31, 2007. Our expenses related to sales, marketing, and administrative infrastructure increased in 2007 due to such factors as increases in stock compensation expense, recruiting fees, commissions earned, administrative staff hires, fringe benefits allocation, and rent. Our strategic partnerships with software development companies contributed to a constant stream of bidding opportunities that increased the percentage of our revenue that is derived from sales of third party software and related maintenance contracts. Our deferred revenue decreased due to the recognition of the prior year’s deferred revenue, a change in the mix of our product and maintenance sales, and the timing of our invoicing due to funding restrictions of US government purchase contracts due to budget uncertainty in the US Congress.

Our cash and cash equivalents increased due to a combination of profits, collections of notes receivable, and more timely collections of accounts receivable. We were able to maintain and grow our investment in interest bearing accounts, and we were able to operate throughout 2007 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2007	December 31, 2006
Revenue	100.0%	100.0%
Cost of Goods Sold	77.0%	74.2%

Gross Profit	23.0%	25.8%
Operating Expenses
Selling, general and administrative	(21.1)%	(20.4)%

Income from operations	1.9%	5.4%
Other expense	(0.0)%	(0.1)%

Income before income taxes	1.9%	5.3%
Provision for income taxes	(0.0)%	(0.0)%

Net income	1.9%	5.3%

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

2007 Compared to 2006

Revenue. Revenue for 2007 increased $494,000, or 5.2%, to $10.0 million from $9.5 million in 2006. Revenue from professional services decreased $1.4 million, or 17.0%, to $7.0 million in 2007 from $8.5 million in 2006. Revenue from software sales increased $1.9 million, or 198.5%, to $2.9 million in 2007 from $1.0 million in 2006. One of our biggest avenues of professional services sales is through strategic partnerships with third party software vendors. In 2007, our sales of third party software did not lead to a significant amount of additional professional services work, though product sales increased. At the same time, a few long-term contracts expired in the latter part of 2006 and in 2007. In addition, we believe that budget stalemates and general economic uncertainty lead to a decrease in the ability and willingness of several US government agencies to commit to new long-term projects. Our cultivation of strategic alliances, the increased market presence of some of our partners’ third-party software solutions, and our increasing referral base led to increased opportunities for software and related maintenance contract sales.

Gross Profit. Gross profit decreased $145,000, or 5.9% in 2007 versus 2006, despite an increase in revenue. Gross profit as a percentage of revenue decreased from 25.8% of revenue in 2006 to 23.0% of revenue in 2007. This decrease in gross profit and gross profit as a percentage of revenue is due to a shift in both the mix of our professional services versus software sales and a shift within software sales of the product mix. Professional services gross margin was $1.7 million or 23.9% of revenue in 2007, compared to $2.1 million, or 24.5% of revenue in 2006. This decrease is due largely to a 15.7% increase in labor costs in the forms conversion market. Software sales gross margin increased from $354,000 in 2006 to $610,000 in 2007. Gross margin as a percentage of revenue for software sales decreased from 36.3% in 2006 to 21.0% in 2007. If you remove the effect of a $100,000 referral fee we received in 2006 for facilitating a vendor-direct software sale, the 2006 gross margin was 29.0%. The additional difference in gross margin as a percentage of revenue is based on what software products were sold. While sales of third party software and related maintenance increased across all product families, the mix between our two primary product families shifted from 65% of our software sales being from our higher margin family in 2006 to 65% of our software sales being from our lower margin family in 2007.

Selling, General and Administrative. Selling, general and administrative expense for 2007 increased 8.9% to $2.1 million, or 21.1% of revenue, from $1.9 million, or 20.4% of revenue, in 2006. The increase is due to increases in stock compensation expense, recruiting fees, which were necessary to attract people who have certain technical expertise and high-level security clearances, sales commissions earned, largely due to software sales increases, administrative staff hires, fringe benefits allocation, and rent, for which a new three-year term with increased costs began in April

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

Liquidity and Capital Resources

Our profits in 2007, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. For 2007, net cash provided by operating, investing and financing activities was $414,384, which when added to a beginning balance of $808,358 yielded cash and cash equivalents of $1,222,742 at December 31, 2007. Although revenue increased in 2007, our accounts receivable balances decreased $197,476, due to concerted efforts to get invoices out more quickly and to collect balances on them in a more timely way.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2006, and expires on May 1, 2008. As of December 31, 2007, no amounts were outstanding under this line of credit.

We expect the bank to renew our line of credit. If it does not, we still anticipate that we will be able to meet our cash requirements for at least twelve months, based on our current operating plan.

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

Revenue Recognition

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed price contracts.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and other billable direct costs. For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. A portion of our fixed price contracts involve the design and development of complex, client systems. For those contracts that are within scope of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For those contracts that are within the scope of SOP 97-2, “Software Revenue Recognition,” our revenues associated with the customized software product are recognized when: 1. pervasive evidence of an arrangement exists; 2. delivery has occurred; 3. our price to the customer is fixed and determinable; and 4. collectibility is probable.

Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we considers our previous experiences with our customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management process, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material effect on our financial statements.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Item 7.	Financial Statements

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
April 15, 2008

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,222,742	$808,358
Accounts receivable	1,560,030	1,757,506
Prepaid expenses	462,802	382,095
Other assets	4,300	4,300
Other receivables	2,630	6,427
Notes receivable	—	115,550

Total current assets	3,252,504	3,074,236

Fixed assets, net of accumulated depreciation and amortization of $491,565 and $457,317	79,145	67,317
Other assets	8,782	8,782

Total assets	$3,340,431	$3,150,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$720,830	$643,838
Deferred revenue	393,974	513,522
Accrued payroll and related liabilities	257,649	264,660
Other accrued liabilities	45,585	53,354
Income taxes payable	3,500	—

Total liabilities	1,421,538	1,475,374

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,839,376 issued, 11,196,760 outstanding as of December 31, 2007 and 2006	128,393	128,393
Additional paid-in capital	14,545,367	14,485,770
Accumulated deficit	(11,824,656)	(12,008,991)
Treasury stock, 1,642,616 shares at cost at December 31, 2007 and 2006	(930,211)	(930,211)

Total stockholders’ equity	1,918,893	1,674,961

Total liabilities and stockholders’ equity	$3,340,431	$3,150,335

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the years ended December 31,
	2007	2006
Sales
Professional fees	$7,042,254	$8,484,112
Software sales	2,911,030	975,269

Total sales	9,953,284	9,459,381

Cost of sales
Cost of professional fees	5,361,205	6,401,744
Cost of software sales	2,300,561	621,583

Total cost of sales	7,661,766	7,023,327

Gross profit	2,291,518	2,436,054

Selling, general and administrative expenses	2,100,118	1,928,566

Income from operations	191,400	507,488
Other expenses	3,565	3,843

Income before provision for income taxes	187,835	503,645
Provision for income taxes	3,500	1,200

Net income	184,335	502,445

Unrealized losses on available-for-sale securities
Reclassification adjustment for losses included in net income	—	12,000

Comprehensive income	$184,335	$514,445

Earnings per common share - basic	$0.02	$0.05

Earnings per common share - diluted	$0.02	$0.04

Weighted average common shares outstanding
Basic	11,196,760	11,018,317

Diluted	11,398,180	11,342,072

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2005	12,127,626	$121,276	$14,212,165	$(12,511,436)	$(12,000)	$(854,313)	$955,692

Net Income	—	—	—	502,445	—	—	502,445
Reclassification adjustment for loss on available-for- sale securities	—	—	—	—	12,000	—	12,000
Comprehensive income	—	—	—	—	—	—	514,445
Option exercises	617,220	6,172	242,076	—	—	(75,898)	172,350
Warrant exercises	94,530	945	(945)	—	—	—	—
Stock option compensation	—	—	32,474	—	—	—	32,474

Balances, December 31, 2006	12,839,376	$128,393	$14,485,770	$(12,008,991)	$—	$(930,211)	$1,674,961

Net Income	—	—	—	184,335	—	—	184,335
Comprehensive income	—	—	—	—	—	—	184,335
Stock option compensation	—	—	59,597	—	—	—	59,597

Balances, December 31, 2007	12,839,376	$128,393	$14,545,367	$(11,824,656)	$—	$(930,211)	$1,918,893

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$184,335	$502,445
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	59,597	32,474
Depreciation and amortization	34,248	32,481
Reserve for uncollectible note receivable	30,550	—
Realized loss on investment	—	12,000
Changes in operating assets and liabilities
Accounts receivable	197,476	236,504
Notes receivable	85,000	(25,050)
Other receivables and prepaid expenses	(76,910)	(199,714)
Accounts payable and accrued expenses	62,212	(659,082)
Deferred revenue	(119,548)	299,646
Income taxes payable	3,500	(4,500)

Net cash provided by operating activities	460,460	227,204

Cash flows from investing activities:
Acquisition of furniture and equipment	(46,076)	(42,973)

Net cash used in investing activities	(46,076)	(42,973)

Cash flows from financing activities:
Stock options exercised	—	172,350

Net cash provided by (used in) financing activities	—	172,350

Net increase in cash and cash equivalents	414,384	356,581

Cash and cash equivalents, beginning of the year	808,358	451,777

Cash and cash equivalents, end of the year	$1,222,742	$808,358

Supplemental cash flow information
Interest paid	$—	$657

Income taxes paid	$—	$10,000

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

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

Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs. For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given fiscal period. For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

For fixed price contracts that provide for the delivery of a specific product with related customer acceptance provisions, revenues are recognized upon product delivery and customer acceptance. A portion of the Company’s fixed price contracts may involve the design and development of complex client systems. For those contracts that are within the scope of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. For those contracts that are within the scope of SOP 97-2, “Software Revenue

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company determined that no allowance for doubtful accounts was required at December 31, 2007 and 2006.

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R), using the modified prospective transition method.

At December 31, 2007, the Company had the stock-based compensation plans described in Note 10 below. Total compensation expense related to these plans was $59,597 and $32,474 for the years ended December 31, 2007 and 2006, respectively, of which $6,015 and $520, respectively, related to options awarded to non-employees.

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive.

Recent Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between mark participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition–date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material effect on our financial statements.

Fair Market Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, notes receivable, accounts payable, and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

2.	Receivables

Accounts receivable at December 31, 2007 and 2006, consist of the following:

	2007	2006
Billed-federal government	$1,313,940	$1,361,255
Billed-commercial and other	143,564	157,952

Total billed	1,457,504	1,519,207
Unbilled	102,526	238,299
Less: allowance for doubtful accounts	—	—

Accounts receivable, net	$1,560,030	$1,757,506

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

At December 31, 2007 and 2006, there are notes receivable from a former employee in the amounts of $28,550 and $2,000. As of December 31, 2007, the notes have been fully reserved, as we have determined they are uncollectible. The notes originally bore interest at a rate of 6% and are due September 20, 2008, but are callable after December 31, 2006. We have ceased accruing interest and fully reserved for accrued interest previously recognized.

3.	Fixed Assets

A summary of fixed assets and equipment at December 31, 2007 and 2006, consist of the following:

	2007	2006
Furniture and equipment	$172,140	$151,253
Computer equipment and software	398,570	373,381

Subtotal	570,710	524,634
Less: accumulated depreciation and amortization	(491,565)	(457,317)

Total	$79,145	$67,317

Depreciation expense for the years ended December 31, 2007 and 2006, were $34,248 and $32,481, respectively.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

4.	Other Accrued Liabilities

Other accrued liabilities at December 31, 2007 and 2006, consist of the following:

	2007	2006
Accrued payables	$28,405	$46,857
Commissions payable	17,180	6,497

Total other accrued liabilities	$45,585	$53,354

5.	Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with Commerce Bank providing for demand or short-term borrowings up to $1,000,000. The line of credit expires on May 1, 2008. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances. The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the bank’s prime rate plus 0.75% (8.00% and 9.00% at December 31, 2007 and 2006, respectively). The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. There was no outstanding balance on the line at December 31, 2007 or 2006.

6.	Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements. Rent expense was $99,145 and $79,503 for the years ended December 31, 2007 and 2006, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31, 2008	$97,476
2009	100,400
2010	25,284

Total minimum rent payments	$223,160

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

7.	Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,905,300	$5,994,900
Accrued vacation and commissions	46,200	48,300
AMT tax credit carryforward	6,600	7,400
Other	2,500	4,700
Fixed assets	(102,200)	(100,000)

Subtotal	5,858,400	5,955,300
Valuation allowance	(5,858,400)	(5,955,300)

Total	$—	$—

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2007	2006
Income before taxes	$187,835	$503,645

Income tax expense on above amount at federal statutory rate	63,900	171,200
State income tax expense, net of federal benefit	7,500	20,100
Permanent differences	24,600	15,700
Other	4,400	(3,300)
Change in valuation allowance	(96,900)	(202,500)

Provision for income taxes	$3,500	$1,200

There is no federal income tax liability reflected on the balance sheet.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

7.	Income Taxes (continued)

Income tax for the years ended December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006
Current income taxes
Federal	$93,900	$147,200
State	11,000	17,300
Alternative minimum tax	—	1,200
Benefit from utilization of net operating losses	(101,400)	(164,500)

	3,500	1,200

Deferred taxes	—	—

	$3,500	$1,200

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets which the Company determined to be not more likely than not realizable. The Company has net operating loss carryforwards of approximately $15.5 million, which expire, if unused, between the years 2012 and 2023.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, this deferred tax asset is fully offset by a valuation allowance.

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax positions using the criteria required by FIN 48 and concluded that there is no cumulative effect relating to the adoption of FIN 48. In addition, as of December 31, 2007 the company determined it has no material uncertain tax positions and no interest or penalties have been accrued.

Information Analysis Incorporated has elected to recognize its estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

8.	Major Customers and Major Suppliers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for 91% and 90% of the Company’s revenues during 2007 and 2006, respectively. The Company’s prime contracts with one federal government agency accounted for 21% of the Company’s 2007 revenue.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

8.	Major Customers and Major Suppliers (continued)

The Company sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 28% of total revenue.

9.	Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2007 and in 2006, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2007 or 2006. Matching contributions for the year ended December 31, 2007 and 2006 were $33,198 and $39,353, respectively.

10.	Stock Options and Warrants

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

As a result of adopting SFAS 123R, net income decreased by $53,582 and $31,954 for the years ended December 31, 2007 and 2006, respectively, as compared to if the Company had continued to account for stock-based compensation under APB 25. There was no impact on either basic or diluted net income per share in 2007. There was no impact on basic net income per share in 2006, but the impact on diluted net income per share in 2006 was a decrease of $0.01 per share.

As part of its SFAS 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company over the five years preceding the issue, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in 2007 and in 2006 is estimated to be five years, with the exception of non-statutory

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

10.	Stock Options and Warrants (continued)

stock options, which have an expected term equal to the term of the option, since these do not expire when employment ceases. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the years ended December 31, 2007 and 2006, the Company granted options to certain employees to purchase an aggregate of 215,250 and 125,000 shares, respectively, of the Company’s common stock, with a per share weighted average fair value of $0.25 in 2007 and $0.32 in 2006. Also during the years ended December 31, 2007 and 2006, the Company granted options to non-employee directors and consultants to purchase 18,500 and 1,000 shares, respectively, of the Company’s common stock, with a per share fair value of $0.33 in 2007 and $0.52 in 2006 at the measurement date. The fair values of option awards granted in 2007 and 2006 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2007	2006
Risk free interest rate	3.67% – 5.03%	4.35% – 5.07%
Dividend yield	0%	0%
Expected term	5-10 years	2-5 years
Expected volatility	65.3 – 73.5%	89 – 99%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 1996 Plan in the year ended December 31, 2006, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the years ended December 31, 2007 and 2006, was seven months and six months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

10.	Stock Options and Warrants (continued)

Option activity under the foregoing option plans as of December 31, 2007, and changes during the years ended December 31, 2007 and 2006, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2005	1,963,350	$0.87
Options granted	126,500	0.54
Options exercised, expired or forfeited	1,134,050	0.49

Balance at December 31, 2006	955,800	$1.28
Options granted	233,750	0.40
Options exercised, expired or forfeited	80,550	10.76

Balance at December 31, 2007	1,109,000	0.41

The following table summarizes information about options at December 31, 2007:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,109,000	$0.41	5.67	$55,455	1,083,500	$0.41	5.61	$55,455

Nonvested stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 and 2006, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2005	—	$0.00
Granted	126,500	0.32
Vested	91,500	0.27

Balance at December 31, 2006	35,000	$0.44
Granted	233,750	0.26
Vested	235,250	0.27
Expired before vesting	8,000	0.39

Balance at December 31, 2007	25,500	0.34

As of December 31, 2007 and 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $2,537 and $7,786, respectively, which is expected to be recognized over a weighted average period of 6 months and 7 months, respectively.

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

10.	Stock Options and Warrants (continued)

The Board of Directors has also granted warrants to directors, employees and others. There were no warrants issued in 2007 or 2006. There were no warrants exercised in 2007. In 2006, warrants were exercised by three parties resulting in the issuance of 94,530 unregistered shares of IAI common stock. As of December 31, 2007, outstanding warrants are 12,000, none of which expire within 1 year. The purchase price for shares issued upon exercise of these warrants is $0.01 per share. These warrants are exercisable immediately.

11.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the year ended December 31, 2007:
Income available to common stockholders	$184,335	11,196,760	$0.02
Effect of dilutive stock options		189,740	—
Effect of dilutive warrants		11,680	—
Diluted net income per common share for the year ended December 31, 2007:	$184,335	11,398,180	$0.02

Basic net income per common share for the year ended December 31, 2006:
Income available to common stockholders	$502,445	11,018,317	$0.05
Effect of dilutive stock options		311,973	—
Effect of dilutive warrants		11,782	—
Diluted net income per common share for the year ended December 31, 2006:	$502,445	11,342,072	$0.04

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

Item 8A(T).	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Information Analysis Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified a significant change in the Company’s internal control over financial reporting that occurred during our Fiscal Year Ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of 2007, we instituted additional control procedures related to the identification and classification of contracts in terms of revenue recognition, external reporting requirements, and compliance with internal policies and external regulations.

Item 8B.	Other Information

None

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief	April 15, 2008
Sandor Rosenberg	Executive Officer and President

/s/ Charles A. May, Jr.	Director	April 15, 2008
Charles A. May

/s/ Bonnie K. Wachtel	Director	April 15, 2008
Bonnie K. Wachtel

/s/ James D. Wester	Director	April 15, 2008
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer,	April 15, 2008
Richard S. DeRose	Secretary and Treasurer

/s/ Matthew T. Sands	Controller	April 15, 2008
Matthew T. Sands

Information Analysis Incorporated	2007 Annual Report on Form 10-KSB

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.7	Line of Credit Agreement with Commerce Bank, N.A.	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006

10.8	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2006, and filed on April 2, 2007

23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-KSB

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-KSB

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-KSB

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-KSB