Form 10-Q
period 2008-03-31
INFORMATION ANALYSIS INC
filed 2008-05-20
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01, 11,196,760 shares as of May 9, 2008

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,244,786	$1,222,742
Accounts receivable, net	1,440,565	1,560,030
Prepaid expenses	471,069	462,802
Other assets	4,300	4,300
Other receivables	3,689	2,630

Total current assets	3,164,409	3,252,504

Fixed assets, net	76,045	79,145

Other assets	8,782	8,782

Total assets	$3,249,236	$3,340,431

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$556,344	$720,830
Deferred revenue	614,279	393,974
Accrued payroll and related liabilities	234,519	257,649
Other accrued liabilities	38,458	45,585
Income taxes payable	3,500	3,500

Total current liabilities	1,447,100	1,421,538

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,546,654	14,545,367
Accumulated deficit	(11,942,700)	(11,824,656)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,802,136	1,918,893

Total liabilities and stockholders’ equity	$3,249,236	$3,340,431

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2008	2007
Sales
Professional fees	$1,486,844	$1,900,339
Software sales	262,324	705,367

Total sales	1,749,168	2,605,706

Cost of sales
Cost of professional fees	1,121,672	1,457,829
Cost of software sales	183,597	541,718

Total cost of sales	1,305,269	1,999,547

Gross profit	443,899	606,159
Selling, general and administrative expenses	567,516	516,956

(Loss) income from operations	(123,617)	89,203
Other income, net	5,573	5,770

(Loss) income before provision for income taxes	(118,044)	94,973
Provision for income taxes	—	—

Net (loss) income	$(118,044)	$94,973

Comprehensive (loss) income	$(118,044)	$94,973

Earnings per common share:
Basic:	$(0.01)	$0.01

Diluted:	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,421,394

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(118,044)	$94,973
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	8,970	8,351
Stock compensation	1,287	3,629
Changes in operating assets and liabilities
Accounts receivable	119,465	(636,503)
Other receivables and prepaid expenses	(9,326)	21,018
Accounts payable and accrued expenses	(194,743)	383,606
Deferred revenue	220,305	(140,464)

Net cash provided (used) by operating activities	27,914	(265,390)

Cash flows from investing activities:
Purchases of fixed assets	(5,870)	(5,809)

Net cash used by investing activities	(5,870)	(5,809)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	22,044	(271,199)
Cash and cash equivalents at beginning of the period	1,222,742	808,358

Cash and cash equivalents at end of the period	$1,244,786	$537,159

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 15, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on the Company’s Financial Statements. This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Level 1	– Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Level 2	– Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3	– Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

Financial assets accounted for at fair value on a recurring basis at March 31, 2008 include cash equivalent of $727,904.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s results of operations or financial position.

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

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

Generally the Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed price contracts. For resales of software products, revenue is recognized upon delivery.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in proportion to total expected units to be delivered in any given reporting period.

For fixed price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period. The Company applies this method of revenue recognition to resale of maintenance contracts on third party software sales, as on Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liason between the customer and the third party maintenance provider for issues the Company is unable to resolve.

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal under guidance from the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Abstract 99-19. This determination was based on the following: 1) the company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk to the extent that title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Payments received in advance of services performed are recorded and reported as deferred revenue. Services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the Company’s balance sheets in the aggregate with accounts receivable.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable of $333,137 and $102,526 as of March 31, 2008 and December 31, 2007 reported on the Company’s balance sheets include unbilled accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 at March 31, 2008 and 2007.

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

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), using the modified prospective transition method. The following disclosures are also provided pursuant to the requirements of SFAS 123R.

At March 31, 2008, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,287 and $3,629 for the three months ended March 31, 2008 and 2007, respectively, of which $0 and $720, respectively, related to options awarded to non-employees.

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

Fair Market Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, and accounts payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants

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

As part of its SFAS 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company over the five years preceding the issue, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in 2008 and in 2007 is estimated to be five years, with the exception of non-statutory stock options, which have an expected term equal to the term of the option, since these do not expire when employment ceases. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the three months ended March 31, 2008, the Company granted options to certain employees to purchase an aggregate of 4,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.16 at the measurement date, and did not grant options to non-employee consultants. During the three months ended March 31, 2007, the Company granted options to certain employees to purchase an aggregate of 7,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.26. Also during the three months ended March 31, 2007, the Company granted options to non-employee consultants to purchase 2,000 shares of the Company’s common stock, with a per share fair value of $0.36 at the measurement date.

The fair values of option awards granted in the three months ending March 31, 2008 and 2007, were estimated using the Black Sholes option pricing model with the following assumptions:

	2008	2007
Risk free interest rate	2.78%	4.48 – 4.75%
Dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	64.4%	73.5%

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the three months ended March 31, 2008 and 2007, were eighteen months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

The Company had a stock option plan, which became effective September 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. The exercise price of each option was equal to the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of March 31, 2008, and changes during the three months ended March 31, 2008 and 2007, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	9,000	0.42
Options exercised, expired or forfeited	10,800	1.31

Balance at March 31, 2007	954,000	1.27

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	4,000	0.28
Options exercised, expired or forfeited	8,500	0.51

Balance at March 31, 2008	1,104,500	0.41

The following table summarizes information about options at March 31, 2008:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,104,500	$0.41	5.5	$33,400	1,080,000	$0.41	5.4	$33,360

Nonvested stock awards as of March 31, 2008, and changes during the three months ended March 31, 2008 and 2007, were as follows:

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2007	25,500	$0.34
Granted	4,000	0.16
Vested	3,500	0.33
Expired before vesting	1,500	0.21

Balance at March 31, 2008	24,500	0.32

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	9,000	0.28
Vested	5,000	0.46

Balance at March 31, 2007	39,000	0.40

As of March 31, 2008, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $1,708, which is expected to be recognized over weighted average periods of 6 months.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2008:
Income available to common stockholders	$(118,044)	11,196,760	$(0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the three months ended March 31, 2008:	$(118,044)	11,196,760	$(0.01)

Basic net income per common share for the three months ended March 31, 2007:
Income available to common stockholders	$94,973	11,196,760	$0.01
Effect of dilutive stock options	—	212,927	—
Effect of dilutive warrants	—	11,707	—
Diluted net income per common share for the three months ended March 31, 2007:	$94,973	11,421,394	$0.01

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-KSB for the fiscal year ended December 31, 2007 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

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

Our Business

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems. We have performed software conversion projects for over 100 commercial and government customers including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the federal government.

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

Revenue

Our revenues in the first quarter of 2008 were $1,749,168, compared to $2,605,706 in 2007, a decrease of 32.9%. Professional services revenue was $1,486,844 versus $1,900,339, a decrease of 21.8%, and software product revenue was $262,324 versus $705,367, a decrease of 62.8%. The decrease in professional services revenue is primarily due to the expiration of several contracts. Our new contracts did not produce enough revenue to offset the losses of the revenues from the expired contracts. The decrease in software product revenue is due to fluctuation in one-time sales of Micro Focus products. Revenue on maintenance contracts on Adobe software products decreased 19.2% due to the expiration of one contract for which we did not win the renewal, while revenue on maintenance contracts on Micro Focus software products increased 167.3%.

Gross Margins

Gross margin was $443,899, or 25.4% of sales, in the first quarter of 2008 versus $609,159, or 23.3% of sales, in the first quarter of 2007. Of the $443,899 in 2008, $365,172 was attributable to professional services and $78,727 was attributable to software sales. Our gross margin percentage was 24.6% for professional services and 30.0% for software sales for the three months ended March 31, 2008. In the same quarter in 2007, we reported gross margins of $442,510, or 23.3% of sales for professional services and $163,649, or 23.2% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our decrease in gross margin on software sales is due to a decrease in one-time sales of Micro Focus product, which are subject to significant fluctuation from period to period. Gross margin as a percentage of sales for software and maintenance revenues increased in the first quarter of 2008. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $567,516, or 32.4% of revenues, in the first quarter of 2008 versus $516,956, or 19.8% of revenues, in the first quarter of 2007. This increase is primarily due to fees we paid to marketing and technical marketing consultants in the amount of $72,500.

Profits

Net loss for the three months ended March 31, 2008, was $118,044, or (6.7%) of revenue, versus net income of $94,973, or 3.6% of revenue, for the same period in 2007. The decrease in net income is due to decreases in our professional services sales, as several contracts expired since first quarter 2007, and decreases in our software product sales, which is subject to considerable fluctuation from period to period.

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

Liquidity and Capital Resources

Our profits, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. Our increase in cash was $22,044, due to cash provided by operating activities less cash used by investing activities. When this increase in cash was added to a beginning balance of $1,222,742, it yielded cash and cash equivalents of $1,244,786 at March 31, 2008. Our accounts receivable balance at March 31, 2008, was $1,440,565, a decrease of 7.7% from the balance at December 31, 2007.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on July 1, 2008. As of March 31, 2008, no amounts were outstanding under this line of credit.

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

We have no material commitments for capital expenditures.

Item 4T.	Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting. There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. There have been no significant changes subsequent to the date of the evaluation, nor were there any material weaknesses in the Company’s internal controls. The Company’s management has recognized significant deficiencies related to the lack of written contracts with one material customer and with one material vendor. Accordingly, as a corrective action, management is in the process of negotiating and clearly defining the terms of these oral contracts in the forms of written contracts.

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index on page 17.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 15, 2008	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer

Information Analysis Incorporated	First Quarter 2008 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-Q, page 18

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-Q, page 19

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q, page 20

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q, page 21