Form 10-Q
period 2008-06-30
INFORMATION ANALYSIS INC
filed 2008-08-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01, 11,196,760 shares as of August 13, 2008

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,061,484	$1,222,742
Accounts receivable, net	1,467,669	1,560,030
Prepaid expenses	381,181	462,802
Other assets	4,300	4,300
Other receivables	—	2,630

Total current assets	2,914,634	3,252,504

Fixed assets, net	67,811	79,145

Other assets	8,782	8,782

Total assets	$2,991,227	$3,340,431

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493,243	$720,830
Deferred revenue	481,694	393,974
Accrued payroll and related liabilities	251,686	257,649
Other accrued liabilities	37,675	45,585
Income taxes payable	3,500	3,500

Total current liabilities	1,267,798	1,421,538

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,547,754	14,545,367
Accumulated deficit	(12,022,507)	(11,824,656)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,723,429	1,918,893

Total liabilities and stockholders’ equity	$2,991,227	$3,340,431

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,
	2008	2007
Sales
Professional fees	$1,345,180	$1,776,628
Software sales	352,232	779,907

Total sales	1,697,412	2,556,535

Cost of sales
Cost of professional fees	1,035,082	1,363,057
Cost of software sales	262,901	640,612

Total cost of sales	1,297,983	2,003,669

Gross profit	399,429	552,866
Selling, general and administrative expenses	483,559	542,154

(Loss) income from operations	(84,130)	10,712
Other income, net	4,323	6,415

(Loss) income before provision for income taxes	(79,807)	17,127
Provision for income taxes	—	—

Net (loss) income	$(79,807)	$17,127

Comprehensive (loss) income	$(79,807)	$17,127

Earnings per common share:
Basic:	$(0.01)	$0.00

Diluted:	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,398,487

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the six months ended June 30,
	2008	2007
Sales
Professional fees	$2,832,025	$3,676,966
Software sales	614,556	1,485,274

Total sales	3,446,581	5,162,240

Cost of sales
Cost of professional fees	2,156,755	2,820,885
Cost of software sales	446,497	1,182,330

Total cost of sales	2,603,252	4,003,215

Gross profit	843,329	1,159,025

Selling, general and administrative expenses	1,051,075	1,059,110

(Loss) income from operations	(207,746)	99,915

Other income, net	9,895	12,185

(Loss) income before provision for income taxes	(197,851)	112,100

Provision for income taxes	—	—

Net (loss) income	$(197,851)	$112,100

Comprehensive (loss) income	$(197,851)	$112,100

Earnings per common share:
Basic:	$(0.02)	$0.01

Diluted:	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,401,905

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(197,851)	$112,100
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	18,005	17,378
Stock compensation	2,387	29,593
Changes in operating assets and liabilities
Accounts receivable	92,361	(85,618)
Other receivables and prepaid expenses	84,251	64,977
Accounts payable and accrued expenses	(241,460)	150,272
Deferred revenue	87,720	(157,433)

Net cash (used) provided by operating activities	(154,587)	131,269

Cash flows from investing activities:
Purchases of fixed assets	(6,671)	(18,810)

Net cash used by investing activities	(6,671)	(18,810)

Cash flows from financing activities:

Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(161,258)	112,459

Cash and cash equivalents at beginning of the period	1,222,742	808,358

Cash and cash equivalents at end of the period	$1,061,484	$920,817

Supplemental cash flow Information Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on the Company’s Consolidated Financial Statements. This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $732,027.

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

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 1, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and the interim periods within those fiscal years, and would be applied retrospectively to all periods presented. Early adoption is not permitted. We do not expect the adoption of FSP APB 14-1 to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, we will adopt SFAS No. 162 within the required period.

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

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal under guidance from the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Abstract 99-19. This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

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

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable reported on the Company’s balance sheets include unbilled accounts receivable of $10,950 and $102,526 as of June 30, 2008 and December 31, 2007. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 at June 30, 2008 and December 31, 2007.

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

At June 30, 2008, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,100 and $25,964 for the three months ended June 30, 2008 and 2007, respectively, of which $0 and $4,800, respectively, related to options awarded to non-employees. For the six months ended June 30, 2008 and 2007, total compensation expense related to these plans was $2,387 and $29,593, respectively, of which $0 and $5,520, respectively, related to options awarded to non-employees.

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

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

During the six months ended June 30, 2008, the Company granted options to certain employees to purchase an aggregate of 31,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.15 at the measurement date, and did not grant options to non-employee consultants. During the six months ended June 30, 2007, the Company granted options to certain employees to purchase an aggregate of 209,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.25. Also during the three months ended June 30, 2007, the Company granted options to non-employee consultants to purchase 17,000 shares of the Company’s common stock, with a per share fair value of $0.32 at the measurement date.

During the three months ended June 30, 2008, the Company granted options to certain employees to purchase an aggregate of 27,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.14 at the measurement date, and did not grant options to non-employee consultants. During the three months ended June 30, 2007, the Company granted options to certain employees to purchase an aggregate of 202,000 shares of the Company’s common stock,

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

with a per share weighted average fair value of $0.25. Also during the three months ended June 30, 2007, the Company granted options to non-employee consultants to purchase 15,000 shares of the Company’s common stock, with a per share fair value of $0.32 at the measurement date.

The fair values of option awards granted in the three months ending June 30, 2008 and 2007, were estimated using the Black Sholes option pricing model with the following assumptions:

	Six Months		Three Months
	2008	2007	2008	2007
Risk free interest rate	2.78 – 3.49%	4.48 – 5.03%	3.15 – 3.49%	4.48 – 5.03%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5-10 years	5 years	5-10 years
Expected volatility	61.2 - 64.4%	71.1 – 73.5%	61.2 – 61.3%	73.5%

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the six months ended June 30, 2008 and 2007, were eighteen months and eighteen months, respectively. The average vesting periods for options granted to employees under the 2006 Plan for the three months ended June 30, 2008 and 2007, were eighteen months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

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

Option activity under the foregoing option plans as of June 30, 2008, and changes during the three months ended June 30, 2008 and 2007, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	4,000	0.28
Options exercised, expired or forfeited	8,500	0.51

Balance at March 31, 2008	1,104,500	0.41
Options granted	27,500	0.27
Options exercised, expired or forfeited	3,000	0.36

Balance at June 30, 2008	1,129,000	0.40

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	9,000	0.42
Options exercised, expired or forfeited	10,800	1.31

Balance at March 31, 2007	954,000	1.27
Options granted	217,000	0.40
Options exercised, expired or forfeited	13,200	17.48

Balance at June 30, 2007	1,157,800	0.93

The following table summarizes information about options at June 30, 2008:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,129,000	$0.40	5.3	$210	1,090,000	$0.41	5.2	$210

Nonvested stock awards as of June 30, 2008, and changes during the three months ended June 30, 2008 and 2007, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2007	25,500	$0.34
Granted	4,000	0.16
Vested	3,500	0.33
Expired before vesting	1,500	0.21

Balance at March 31, 2008	24,500	0.32
Granted	27,500	0.27
Vested	11,000	0.60
Expired before vesting	2,000	0.26

Balance at June 30, 2008	39,000	0.29

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	9,000	0.28
Vested	5,000	0.46

Balance at March 31, 2007	39,000	0.40
Granted	217,000	0.25
Vested	11,000	0.46
Expired before vesting	1,000	0.40

Balance at June 30, 2007	244,000	0.27

As of June 30, 2008, unrecognized compensation cost associated with non-vested share based employee compensation approximated $4,414, which is expected to be recognized over weighted average periods of 8 months.

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

4.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended June 30, 2008:
Income available to common stockholders	$(79,807)	11,196,760	$(0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the three months ended June 30, 2008:	$(79,807)	11,196,760	$(0.01)

Basic net income per common share for the three months ended June 30, 2007:
Income available to common stockholders	$17,127	11,196,760	$0.00
Effect of dilutive stock options	—	190,047	—
Effect of dilutive warrants	—	11,680	—
Diluted net income per common share for the three months ended June 30, 2007:	$17,127	11,398,487	$0.00

Basic net loss per common share for the six months ended June, 2008:
Income available to common stockholders	$(197,851)	11,196,760	$(0.02)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the six months ended June 30, 2008:	$(197,851)	11,196,760	$(0.02)

Basic net income per common share for the six months ended June 30, 2007:
Income available to common stockholders	$112,100	11,196,760	$0.01
Effect of dilutive stock options	—	193,461	—
Effect of dilutive warrants	—	11,684	—
Diluted net income per common share for the six months ended June 30, 2007:	$112,100	11,401,905	$0.01

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

Three Months Ended June 30, 2008 Versus Three Months Ended June 30, 2007

Revenue

Our revenues in the second quarter of 2008 were $1,697,412, compared to $2,556,535 in 2007, a decrease of 33.6%. Professional services revenue was $1,345,180 versus $1,776,628, a decrease of 24.3%, and software product revenue was $352,232 versus $779,907, a decrease of 54.8%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The decrease in software product revenue is due to a decrease in one-time sales of Micro Focus products of approximately $98,000, offset by an increase in ongoing maintenance revenue of $52,000, and a decrease in one-time sales of Adobe products of approximately $292,000, coupled with a decrease in ongoing maintenance revenue of $88,000. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time. Revenue on maintenance contracts for Adobe software products decreased 38.6% due to the expiration of one large contract and due to timing on renewals of contracts, while revenue on maintenance contracts on Micro Focus software products increased 77.1%.

Gross Margins

Gross margin was $399,429, or 23.5% of sales, in the second quarter of 2008 versus $552,866, or 21.6% of sales, in the second quarter of 2007. Of the $399,429 in 2008, $310,098 was attributable to professional services and $89,331 was attributable to software sales. Our gross margin percentage was 23.1% for professional services and 25.4% for software sales for the three months ended June 30, 2008. In the same quarter in 2007, we reported gross margins of $413,571, or 23.3% of sales for professional services and $139,295, or 17.9% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our decrease in gross margin on software sales is due to decreases in one-time sales of both Micro Focus and Adobe products, which are subject to significant fluctuation from period to period. In addition, gross margin on Adobe maintenance sales decreased 28.9%, while gross margin on Micro Focus maintenance sales increased by 143.3%. Gross margin as a percentage of sales for all maintenance revenues increased in the second quarter of 2008. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $483,559, or 28.5% of revenues, in the second quarter of 2008 versus $542,154, or 21.2% of revenues, in the second quarter of 2007. This decrease is primarily due to decreases in incentives earned, stock compensation costs, and travel expense. This overall decrease occurred despite the addition of expenses incurred for marketing and technical marketing consultants, as well as increases in overhead compensation.

Profits

Net loss for the three months ended June 30, 2008, was $79,807, or (4.7%) of revenue, versus net income of $17,127, or 0.7% of revenue, for the same period in 2007. The decrease in net income is due to decreases in our professional services sales, as several contracts have expired since second quarter 2007, and decreases in our software product sales, which is subject to considerable fluctuation from period to period.

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

Six Months Ended June 30, 2008 Versus Six Months Ended June 30, 2007

Revenue

Our revenues in the first six months of 2008 were $3,446,580, compared to $5,162,240 in 2007, a decrease of 33.2%. Professional services revenue was $2,832,024 versus $3,676,966, a decrease of 23.0%, and software product revenue was $614,556 versus $1,485,274, a decrease of 58.6%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The decrease in software product revenue is due to a decrease in one-time sales of Micro Focus products of approximately $586,000, offset by an increase in ongoing maintenance revenue of $131,000, and a decrease in one-time sales of Adobe products of approximately $289,000, coupled with a decrease in ongoing maintenance revenue of $124,000. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time. Revenue on maintenance contracts for Adobe software products decreased 31.1% due to the expiration of one large contract and due to timing on renewals of contracts, while revenue on maintenance contracts on Micro Focus software products increased 117.5%.

Gross Margins

Gross margin was $843,328, or 24.5% of sales, in the first six months of 2008 versus $1,159,025, or 22.5% of sales, in the first six months of 2007. Of the $843,328 in 2008, $675,269 was attributable to professional services and $168,059 was attributable to software sales. Our gross margin percentage was 23.8% for professional services and 27.3% for software sales for the six months ended June 30, 2008. In the same period in 2007, we reported gross margins of $856,081, or 21.4% of sales for professional services and $302,944, or 15.5% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our decrease in gross margin on software sales is due to decreases in one-time sales of both Micro Focus and Adobe products, which are subject to significant fluctuation from period to period. In addition, gross margin on Adobe maintenance sales decreased 20.5%, while gross margin on Micro Focus maintenance sales increased by 218.5%. Gross margin as a percentage of sales for all maintenance revenues increased in the first six months of 2008. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $1,051,075, or 30.5% of revenues, in the six months ended June 30, 2008, versus $1,059,110, or 20.5% of revenues, in the same period in 2007. The composition of the selling, general, and administrative expense shifted with decreases in incentives earned and stock compensation costs, and increases in expenses incurred for marketing and technical marketing consultants, compensation, and legal and accounting fees.

Profits

Net loss for the six months ended June 30, 2008, was $197,851, or (5.7%) of revenue, versus net income of $112,100, or 2.2% of revenue, for the same period in 2007. The decrease in net income is due to decreases in our professional services sales, as several contracts have expired since second quarter 2007, and decreases in our software product sales, which is subject to considerable fluctuation from period to period.

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

Liquidity and Capital Resources

Our cash flow from operations, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. Our decrease in cash was $161,258, due to cash used by operating activities and cash used by investing activities. When this decrease in cash was taken from a beginning balance of $1,222,742, it yielded cash and cash equivalents of $1,061,484 at June 30, 2008. Our accounts receivable balance at June, 30 2008, was $1,467,669, a decrease of 5.9% from the balance at December 31, 2007.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on August 1, 2009. As of June 30, 2008, and December 31, 2007, no amounts were outstanding under this line of credit.

We anticipate that we will be able to meet our cash requirements for at least twelve months, based on our current operating plan.

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

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security holders

(a)	On June 11, 2008, we held our Annual Meeting of Stockholders.

(c)	1.	The vote for the election of Directors was as follows:

		(i)	Charles A. May, Jr. -	7,779,674 FOR,	352,268 WITHHELD

		(ii)	Sandor Rosenberg -	7,779,474 FOR,	352,468 WITHHELD

		(iii)	Bonnie K. Wachtel -	7,580,674 FOR,	551,268 WITHHELD

		(iv)	James D. Wester -	7,785,824 FOR,	346,118 WITHHELD

All directors serve terms which expire at the next annual meeting of stockholders.

	2.	The vote for ratification of the selection of Reznick Group, P.C., as our Independent Public Accountants for 2008 was as follows:

8,081,649 FOR,	102,752 AGAINST,	10,541 ABSTAIN

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index on page 20.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 14, 2008	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer

Information Analysis Incorporated	Second Quarter 2008 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-Q, page 21

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-Q, page 22

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q, page 23

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q, page 24