Form 10-Q
period 2008-09-30
INFORMATION ANALYSIS INC
filed 2008-11-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01, 11,196,760 shares as of November 12, 2008

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,100,986	$1,222,742
Accounts receivable, net	1,154,016	1,560,030
Prepaid expenses	519,607	462,802
Other assets	4,300	4,300
Other receivables	505	2,630

Total current assets	2,779,414	3,252,504

Fixed assets, net	63,462	79,145

Other assets	8,782	8,782

Total assets	$2,851,658	$3,340,431

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518,516	$720,830
Deferred revenue	438,205	393,974
Accrued payroll and related liabilities	212,398	257,649
Other accrued liabilities	25,482	45,585
Income taxes payable	3,500	3,500

Total current liabilities	1,198,101	1,421,538

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,548,943	14,545,367
Accumulated deficit	(12,093,568)	(11,824,656)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,653,557	1,918,893

Total liabilities and stockholders’ equity	$2,851,658	$3,340,431

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,
	2008	2007
Sales
Professional fees	$1,261,155	$1,687,846
Software sales	334,739	947,408

Total sales	1,595,894	2,635,254

Cost of sales
Cost of professional fees	870,538	1,272,031
Cost of software sales	234,692	748,973

Total cost of sales	1,105,230	2,021,004

Gross profit	490,664	614,250

Selling, general and administrative expenses	567,384	527,017

(Loss) income from operations	(76,720)	87,233

Other income, net	5,659	7,944

(Loss) income before provision for income taxes	(71,061)	95,177

Provision for income taxes	—	—

Net (loss) income	$(71,061)	$95,177

Comprehensive (loss) income	$(71,061)	$95,177

Earnings (loss) per common share:
Basic:	($0.01)	$0.01

Diluted:	($0.01)	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,414,922

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the nine months ended September 30,
	2008	2007
Sales
Professional fees	$4,093,179	$5,364,812
Software sales	949,294	2,432,682

Total sales	5,042,473	7,797,494

Cost of sales
Cost of professional fees	3,027,293	4,092,917
Cost of software sales	681,189	1,931,303

Total cost of sales	3,708,482	6,024,220

Gross profit	1,333,991	1,773,274

Selling, general and administrative expenses	1,618,459	1,586,128

(Loss) income from operations	(284,468)	187,146

Other income, net	15,556	20,131

(Loss) income before provision for income taxes	(268,912)	207,277

Provision for income taxes	—	—

Net (loss) income	$(268,912)	$207,277

Comprehensive (loss) income	$(268,912)	$207,277

Earnings (loss) per common share:
Basic:	$(0.02)	$0.02

Diluted:	$(0.02)	$0.02

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,408,401

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(268,912)	$207,277
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	27,081	25,855
Stock compensation	3,576	56,839
Changes in operating assets and liabilities
Accounts receivable	406,014	(1,562)
Other receivables and prepaid expenses	(54,680)	33,552
Accounts payable and accrued expenses	(267,668)	186,363
Deferred revenue	44,231	(32,069)

Net cash (used) provided by operating activities	(110,358)	476,255

Cash flows from investing activities:
Purchases of fixed assets	(11,398)	(21,154)

Net cash used by investing activities	(11,398)	(21,154)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(121,756)	455,101
Cash and cash equivalents at beginning of the period	1,222,742	808,358

Cash and cash equivalents at end of the period	$1,100,986	$1,263,459

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Level 2 –	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 –	Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $736,619.

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

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable reported on the Company’s balance sheets include unbilled accounts receivable of $40,538 and $102,526 as of September 30, 2008 and December 31, 2007, respectively. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $0 at September 30, 2008 and December 31, 2007.

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

At September 30, 2008, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,189 and $27,246 for the three months ended September 30, 2008 and 2007, respectively, of which $0 and $495, respectively, related to options awarded to non-employees. For the nine months ended September 30, 2008 and 2007, total compensation expense related to these plans was $3,576 and $56,839, respectively, of which $0 and $6,015, respectively, related to options awarded to non-employees.

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

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

During the nine months ended September 30, 2008, the Company granted options to certain employees to purchase an aggregate of 41,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.13 at the measurement date, and did not grant options to non-employee consultants. During the nine months ended September 30, 2007, the Company granted options to certain employees to purchase an aggregate of 213,250 shares of the Company’s common stock, with a per share weighted average fair value of $0.25. Also during the nine months ended September 30, 2007, the Company granted options to non-employee consultants to purchase 18,500 shares of the Company’s common stock, with a per share fair value of $0.33 at the measurement date.

During the three months ended September 30, 2008, the Company granted options to certain employees to purchase an aggregate of 10,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.08 at the measurement date, and did not grant options to non-employee consultants. During the three months ended September 30, 2007, the Company granted

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

options to certain employees to purchase an aggregate of 4,250 shares of the Company’s common stock, with a per share weighted average fair value of $0.24. Also during the three months ended September 30, 2007, the Company granted options to non-employee consultants to purchase 1,500 shares of the Company’s common stock, with a per share fair value of $0.33 at the measurement date.

The fair values of option awards granted in the nine months and in the three months ended September 30, 2008 and 2007, were estimated using the Black Sholes option pricing model with the following assumptions:

	Nine Months		Three Months
	2008	2007	2008	2007
Risk free interest rate	2.78 – 3.49%	4.20 – 5.03%	3.30%	4.20 – 4.88%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5-10 years	5 years	5-10 years
Expected volatility	61.2 – 64.4%	66.5 – 73.5%	61.2%	66.5%

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the nine months ended September 30, 2008 and 2007, were eighteen months and seven months, respectively. The average vesting periods for options granted to employees under the 2006 Plan for the three months ended September 30, 2008 and 2007, were eighteen months and fifteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

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

Option activity under the foregoing option plans as of September 30, 2008, and changes during the nine months ended September 30, 2008 and 2007, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	4,000	0.28
Options exercised, expired or forfeited	8,500	0.51

Balance at March 31, 2008	1,104,500	0.41
Options granted	27,500	0.27
Options exercised, expired or forfeited	3,000	0.36

Balance at June 30, 2008	1,129,000	0.40
Options granted	10,000	0.14
Options exercised, expired or forfeited	—	n/a

Balance at September 30, 2008	1,139,000	0.40

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	9,000	0.42
Options exercised, expired or forfeited	10,800	1.31

Balance at March 31, 2007	954,000	1.27
Options granted	217,000	0.40
Options exercised, expired or forfeited	13,200	17.48

Balance at June 30, 2007	1,157,800	0.93
Options granted	5,750	0.42
Options exercised, expired or forfeited	26,300	11.73

Balance at September 30, 2007	1,137,250	0.67

The following table summarizes information about options at September 30, 2008:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,139,000	$0.40	5.1	$30	1,092,000	$0.41	4.9	$30

Nonvested stock awards as of September 30, 2008, and changes during the nine months ended September 30, 2008 and 2007, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2007	25,500	$0.34
Granted	4,000	0.16
Vested	3,500	0.33
Expired before vesting	1,500	0.21

Balance at March 31, 2008	24,500	0.32
Granted	27,500	0.14
Vested	11,000	0.44
Expired before vesting	2,000	0.26

Balance at June 30, 2008	39,000	0.29
Granted	10,000	0.08
Vested	2,000	0.28

Balance at September 30, 2008	47,000	0.14

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	9,000	0.28
Vested	5,000	0.46

Balance at March 31, 2007	39,000	0.40
Granted	217,000	0.25
Vested	11,000	0.46
Expired before vesting	1,000	0.40

Balance at June 30, 2007	244,000	0.27
Granted	5,750	0.27
Vested	4,250	0.30
Expired before vesting	2,000	0.31

Balance at September 30, 2007	243,500	0.27

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

As of September 30, 2008, unrecognized compensation cost associated with non-vested share based employee compensation approximated $4,025, which is expected to be recognized over weighted average periods of 7 months.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended September 30, 2008:
Income available to common stockholders	$(71,061)	11,196,760	$(0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the three months ended September 30, 2008:	$(71,061)	11,196,760	$(0.01)

Basic net income per common share for the three months ended September 30, 2007:
Income available to common stockholders	$95,177	11,196,760	$0.01
Effect of dilutive stock options	—	206,462	—
Effect of dilutive warrants	—	11,700	—
Diluted net income per common share for the three months ended September 30, 2007:	$95,177	11,414,922	$0.01

Basic net loss per common share for the nine months ended September 30, 2008:
Income available to common stockholders	$(268,912)	11,196,760	$(0.02)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the nine months ended September 30, 2008:	$(268,912)	11,196,760	$(0.02)

Basic net income per common share for the nine months ended September 30, 2007:
Income available to common stockholders	$207,277	11,196,760	$0.02
Effect of dilutive stock options	—	199,949	—
Effect of dilutive warrants	—	11,692	—
Diluted net income per common share for the nine months ended September 30, 2007:	$207,277	11,408,401	$0.02

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

Three Months Ended September 30, 2008 Versus Three Months Ended September 30, 2007

Revenue

Our revenues in the third quarter of 2008 were $1,595,894, compared to $2,635,254 in 2007, a decrease of 39.4%. Professional services revenue was $1,261,155 versus $1,687,846, a decrease of 25.3%, and software product revenue was $334,739 versus $947,408, a decrease of 64.7%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The decrease in software product revenue is due to a decrease in one-time sales of Micro Focus products of $706,115, offset by an increase in ongoing maintenance revenue of $24,832, and a decrease in one-time sales of Adobe products of approximately $13,242, offset by an increase in maintenance revenue, both ongoing and for prior periods, of $81,855. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time. Revenue on maintenance contracts for Adobe software products increased 60.8% due largely to sales of maintenance contracts for which maintenance had previously expired, requiring customers to pay for the software updates related to prior maintenance periods in order to be eligible for ongoing maintenance renewals and software updates, while revenue on maintenance contracts on Micro Focus software products increased 26.5%. During the third quarter, we entered into agreements to sell and service additional software products, for which we expect to see sales in the coming quarters.

Gross Margins

Gross margin was $490,664, or 30.7% of sales, in the third quarter of 2008 versus $614,250, or 23.3% of sales, in the third quarter of 2007. Of the $490,664 in 2008, $390,617 was attributable to professional services and $100,047 was attributable to software sales. Our gross margin percentage was 31.0% for professional services and 29.9% for software sales for the three months ended September 30, 2008. In the same quarter in 2007, we reported gross margins of $415,815, or 24.6% of sales for professional services and $198,435, or 20.9% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our decrease in gross margin on software sales is due to decreases in one-time sales of both Micro Focus and Adobe products, which are subject to significant fluctuation from period to period. In addition, gross margin on Adobe maintenance sales increased 63.1%, while gross margin on Micro Focus maintenance sales increased by 44.6%. Gross margin as a percentage of sales improved due to the expiration of a few lesser-margin professional services contracts and due to the shift in product sales from software product, which is generally sold at lesser margins, to software maintenance contract renewals on prior product sales. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $567,384, or 35.6% of revenues, in the third quarter of 2008 versus $527,017, or 20.0% of revenues, in the third quarter of 2007. This increase is primarily due to increases in sales personnel, marketing activities, and overhead labor, offset by decreases in stock compensation expense, incentives, and legal expenses.

Profits

Net loss for the three months ended September 30, 2008, was $71,061, or (4.5%) of revenue, versus net income of $95,177, or 3.6% of revenue, for the same period in 2007. The decrease in net income is due to decreases in our professional services sales, as several contracts have expired since third quarter 2007, and decreases in our software product sales, which is subject to considerable fluctuation from period to period.

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

Nine Months Ended September 30, 2008 Versus Nine Months Ended September 30, 2007

Revenue

Our revenues in the first nine months of 2008 were $5,042,473, compared to $7,797,494 in 2007, a decrease of 35.3%. Professional services revenue was $4,093,179 versus $5,364,812, a decrease of 23.7%, and software product revenue was $949,294 versus $2,432,682, a decrease of 61.0%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The decrease in software product revenue is due to a decrease in one-time sales of Micro Focus products of $1,291,550, offset by an increase in ongoing maintenance revenue of $152,008, and a decrease in one-time sales of Adobe products of $294,124, coupled with a decrease in ongoing maintenance revenue of $49,722. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time. Revenue on maintenance contracts for Adobe software products decreased 9.2% due to the expiration of one large contract, offset by an increase in sales of maintenance contracts for which maintenance had previously expired, requiring customers to pay for the software updates related to prior maintenance periods in order to be eligible for ongoing maintenance renewals and software updates. Revenue on maintenance contracts on Micro Focus software products increased 72.8%.

Gross Margins

Gross margin was $1,333,991, or 26.5% of sales, in the first nine months of 2008 versus $1,773,274, or 22.7% of sales, in the first nine months of 2007. Of the $1,333,991 in 2008, $1,065,886 was attributable to professional services and $268,105 was attributable to software sales. Our gross margin percentage was 26.0% for professional services and 28.2% for software sales for the nine months ended September 30, 2008. In the same period in 2007, we reported gross margins of $1,271,895, or 23.7% of sales for professional services and $501,379, or 20.6% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our decrease in gross margin on software sales is due to decreases in one-time sales of both Micro Focus and Adobe products, which are subject to significant fluctuation from period to period. Gross margin on Adobe maintenance sales remained basically unchanged, though sales decreased by $49,722. Gross margin on Micro Focus maintenance sales increased by 116.7%. Gross margin as a percentage of sales improved due to the expiration of a few lesser-margin professional services contracts and due to the shift in product sales from software product, which is generally sold at lesser margins, to software maintenance contract renewals on prior product sales. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $1,618,459, or 32.1% of revenues, in the nine months ended September 30, 2008, versus $1,586,128, or 20.3% of revenues, in the same period in 2007. This increase is primarily due to increases in sales personnel, marketing activities, overhead labor, legal and accounting, and severance, offset by decreases in stock compensation expense, incentives, and recruiting fees.

Profits

Net loss for the nine months ended September 30, 2008, was $268,912, or (5.3%) of revenue, versus net income of $207,277, or 2.7% of revenue, for the same period in 2007. The decrease in net income is due to decreases in our professional services sales, as several contracts have expired since third quarter 2007, and decreases in our software product sales, which is subject to considerable fluctuation from period to period.

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

Liquidity and Capital Resources

Our cash flow from operations, when combined with our beginning cash and cash equivalents balance, were sufficient to provide financing for our operations. Our decrease in cash was $121,756, due to cash used by operating activities and cash used by investing activities. When this decrease in cash was taken from a beginning balance of $1,222,742, it yielded cash and cash equivalents of $1,100,986 at September 30, 2008. Our accounts receivable balance at September, 30 2008, was $1,154,016, a decrease of 26.0% from the balance at December 31, 2007.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on August 1, 2009. As of September 30, 2008, and December 31, 2007, no amounts were outstanding under this line of credit.

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

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits: See Exhibit Index on page 20.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 14, 2008	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Third Quarter 2008 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-Q, page 21

31.2	Certification by Chief Financial Officer under Section 302 of the Sabanes-Oxley Act of 2002	Filed with this Form 10-Q, page 22

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q, page 23

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q, page 24