Form 10-K
period 2008-12-31
INFORMATION ANALYSIS INC
filed 2009-03-31
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-22405

Information Analysis Incorporated

(Exact name of registrant as specified in its charter)

Virginia	54-1167364
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11240 Waples Mill Road, Suite 201, Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 383-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,413,099 as of June 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,196,760 shares Common Stock, $0.01 par value, as of March 30, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the 2009 Annual Meeting is incorporated by reference in Part III of this Annual Report on Form 10-K.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

i

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed here in our Form 10-K and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

PART I

Item 1.	Business.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Companies are being driven for various reasons to address the upgrading of their legacy systems. One reason is the difficulty of finding and retaining staff with outdated technical skills, many of which are possessed only by senior programmers nearing retirement. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and data base languages are generally poorly supported by their providers. Additionally, maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. We expect that the next ten years should see an upsurge of movement and change as organizations revamp their older legacy systems.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

We are also using the experience we have acquired as an Adobe Lifecycle reseller to help secure engagements for web-based applications requiring forms. The Adobe products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms. We have used this expertise to penetrate a number of federal government clients such as the Internal Revenue Service and Veteran Affairs and build sophisticated web applications. Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. Our company has built a core group of professionals that can build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2009 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

In addition, to our legacy migration and Adobe business practices, we have decided to expand into a new business practice area called business intelligence. This practice will be built around our partnership with software products developed by a local firm called LogiXML. We believe that we can develop significant product and services sales in the federal government in this business intelligence sector. We have also, built several important relationships with larger companies such as Unisys, General Dynamics and Price

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Waterhouse Coopers, and BearingPoint. These relationships have already resulted in new opportunities that we intend to expand in 2009.

Management will not only explore ways to expand our current market spaces, but intends to explore new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2009.

Backlog

As of December 31, 2008, we estimated our backlog at approximately $22.3 million over the next three years, of which $2.3 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

Intellectual Property

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

of data can be protected, the actual data is not, and others are free to create software performing the same function. We believe, however, that the creation of competing databases would be very time consuming and costly.

Employees

As of December 31, 2008, we employed 31 full-time and 4 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 8 individuals for professional information technology services. Approximately 75% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.infoa.com.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

There is a limited public market for our common stock

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

Our actual financial results likely will be different from those projected due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not rely on forward-looking statements. The forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

Continuing to incur losses period over period could significantly reduce our ability to finance our operations.

If we are unable to generate enough cash flow from new and continuing business, we may not be able to support our operations indefinitely. Incurring period over period losses will cause us to use our cash reserves, will make it less likely that we can borrow funds to finance our operations, and will make it less likely that we can raise capital through the issuance of stock.

Item 2.	Properties.

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on March 31, 2010. We believe that our current facility is suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Item 3.	Legal Proceedings.

There are presently no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2008				Fiscal Year Ended December 31, 2007
	Quarter Ended:				Quarter Ended:
	3/31/08	6/30/08	9/30/08	12/31/08	3/31/07	6/30/07	9/30/07	12/31/07
High	$0.37	$0.29	$0.18	$0.14	$0.46	$0.45	$0.48	$0.44
Low	$0.25	$0.14	$0.14	$0.04	$0.36	$0.30	$0.32	$0.27

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

As of December 31, 2008, we had 117 holders of record of our Common Stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends within the foreseeable future. Our management anticipates that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Reference is made to “Cautionary Statement Regarding Forward-Looking Statements” on page 1 hereof, which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.

Overview

During 2008 our sales and marketing efforts were focused to capitalize on our expertise in these areas – services and tools to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, electronic forms software, conversion, modernization, accessibility, and web-enablement, development and support of database-backed web portals, other web-based solutions, and management consulting services. We expanded our number of strategic partnerships with services and software development companies, but the cycles that produce significant revenue from these new partnerships are long, particularly in the government sector.

In 2008 we had net losses of $371,390. Our stockholders’ equity was $1,552,203 at December 31, 2008. Our expenses related to sales, general and administrative infrastructure decreased in 2008, though expenditures for marketing personnel and marketing-related expenses increased significantly. The overall decrease is due primarily to decreases in commissions earned, stock compensation expense, and recruiting fees, all resulting from our decreases in income-producing contracts. Our deferred revenue increased due to the more timely renewal of maintenance contracts, in addition to sales of maintenance contracts with new products.

Despite our losses, our cash and cash equivalents increased due to more timely billing and collection of receivables, strategic planning of payables, and increases in prepaid maintenance contracts under which revenue is deferred. We were able to maintain and to grow our investment in interest bearing accounts, and we were able to operate throughout 2008 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2008	December 31, 2007
Revenue	100.0%	100.0%
Cost of Goods Sold	75.0%	77.0%

Gross Profit	25.0%	23.0%
Operating Expenses Selling, general and administrative	(30.8)%	(21.1)%

(Loss) income from operations	(5.8)%	1.9%
Other income (expense)	0.3%	(0.0)%

(Loss) income before income taxes	(5.5)%	1.9%
Provision for income taxes	(0.0)%	(0.0)%

Net (loss) income	(5.5)%	1.9%

Information Analysis Incorporated	2008 Annual Report on Form 10-K

2008 Compared to 2007

Revenue. Revenue for 2008 decreased $3.3 million, or 32.8%, to $6.7 million from $10.0 million in 2007. Revenue from professional services decreased $2.1 million, or 29.7%, to $5.0 million in 2008 from $7.0 million in 2007. Revenue from software sales decreased $1.2 million, or 40.1%, to $1.7 million in 2008 from $2.9 million in 2007. Several of our professional services contracts expired during 2008. In some cases, the systems on which we worked were phased out after several years of product maturity. In other cases, elements on which we worked were bundled with other professional services tasks and re-competed, or the work was simply completed. In addition, we believe that general economic uncertainty experienced in the latter half of 2008 led to a decrease in the ability and willingness of several US government agencies to commit to new long-term projects. In 2008, new product sales were minimal, but our sales of maintenance contracts on products sold in previous years exceeded our expectations.

Gross Profit. Gross profit decreased $615,000, or 26.8% in 2008 versus 2007. Gross profit as a percentage of revenue increased from 23.0% of revenue in 2007 to 25.0% of revenue in 2008. Our gross profit decreased by a lesser percentage than our revenue, demonstrating that some of the contracts that expired had less desirable margins than our average contract. Professional services gross margin was $1.3 million or 25.9% of revenue in 2008, compared to $1.7 million, or 23.9% of revenue in 2007. Software sales gross margin decreased from $610,000 in 2007 to $395,000 in 2008. Gross margin as a percentage of revenue for software sales increased from 21.0% in 2007 to 22.6% in 2008. This difference in gross margin as a percentage of revenue for software sales is largely due to an increase in renewals of third-party maintenance contracts on products we previously sold.

Selling, General and Administrative. Selling, general and administrative expense for 2008 decreased 1.5% to $2.07 million, or 30.9% of revenue, from $2.10 million, or 21.1% of revenue, in 2007. Despite increases in marketing salaries and costs, legal and accounting fees, and increases in overhead labor as we carried select key personnel between billable contracts, we still incurred less overall selling, general and administrative expense. The overall decrease is due to decreases in sales commissions, stock compensation expense, and recruiting fees.

Recent Accounting Pronouncements Not Yet Adopted

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $741,477.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore was effective for us at September 30, 2008. The adoption of FSP 157-3 did not have a material impact on the Company’s results of operations or financial position.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of this Staff Position. We are in the process of evaluating the impact of the provision to be adopted in 2009.

In November 2008 EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. This Issue clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7 defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with FAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009. We will apply the guidance in EITF 08-7 prospectively to intangible assets acquired after the effective date of EITF 08-7. We do not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

In 2008, we experienced operating and net losses. Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, including more timely billing and collections and an increase in deferred revenue from sales of maintenance contracts, were sufficient to provide financing for our operations. For 2008, net cash provided by operating, investing and financing activities was $326,593, which when added to a beginning balance of $1,222,742 yielded cash and cash equivalents of $1,549,335 at December 31, 2008. Our accounts receivable balances decreased $438,321, due to a combination of a decrease in billing and our concerted efforts to get invoices billed more timely and to collect balances on them in a more timely way. Our deferred revenue balance increased $208,739 due largely to the more timely renewals of maintenance contracts for products sold in prior years.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2006, and expires on August 1, 2009. As of December 31, 2008, no amounts were outstanding under this line of credit. At December 31, 2008, our allowable borrowings were limited to $932,000 based on our outstanding accounts receivable. We experienced an event of default at December 31, 2008, based on our covenant not to record an annual net loss. Given our strong cash position, and lack of borrowings under the line of credit, we believe we can satisfactorily renegotiate our terms and covenants or secure a temporary waiver of the defaulted covenant.

We expect the bank to renew our line of credit. If it does not, we still anticipate that we will be able to meet our cash requirements for at least twelve months, based on our current operating plan.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Contractual Obligations

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	—	—	—	—	—
[Capital Lease Obligations]	—	—	—	—	—
[Operating Lease Obligations] Lease of Principal Offices	125,684	100,400	25,284	—	—
[Purchase Obligations]	—	—	—	—	—
[Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP]	—	—	—	—	—

Total	125,684	100,400	25,284	—	—

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Revenue Recognition

We generally recognize revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated. We earn revenue under time and materials and fixed price contracts. For sales of third party software products, we recognize revenue upon delivery.

We recognize revenue on time and materials contracts based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed price contracts that are based on unit pricing, we recognize revenue for the number of units delivered in proportion to total expected units to be delivered in any given reporting period.

For fixed price contracts in which we are paid a specific amount to be available to provide a particular service for a stated period of time, we recognize revenue ratably over the service period. We apply this method of revenue recognition to sales of maintenance contracts on third party software products, as on Adobe and Micro Focus software, for which we are responsible for “first line support” to the customer and for serving as a liaison between the customer and the third party maintenance provider for issues we are unable to resolve.

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with IAI as a principal under guidance from the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Abstract 99-19. This determination was based on the following: 1) We have inventory risk as suppliers are not obligated to accept returns, 2) we have reasonable latitude, within economic constraints, in establishing price, 3) we, in our marketing efforts, frequently aid the customer in determining product specifications, 4) we have physical loss inventory risk as title transfers at the shipping point, 5) we bear full credit risk, and 6) the amount we earn in the transaction is neither a fixed dollar amount nor a fixed percentage.

Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider our previous experiences with our customers, communications with our customers regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, we defer revenue recognition until realization is deemed probable.

Payments received in advance of services performed are recorded and reported as deferred revenue. Services we perform prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our balance sheets in the aggregate with accounts receivable.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 31, 2009

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,549,335	$1,222,742
Accounts receivable	1,121,709	1,560,030
Prepaid expenses	469,785	462,802
Other assets	1,028	4,300
Other receivables	—	2,630

Total current assets	3,141,857	3,252,504

Fixed assets, net of accumulated depreciation and amortization of $527,445 and $491,565	55,653	79,145
Other assets	6,281	8,782

Total assets	$3,203,791	$3,340,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$801,782	$720,830
Deferred revenue	602,713	393,974
Accrued payroll and related liabilities	213,830	257,649
Other accrued liabilities	31,292	45,585
Income taxes payable	1,971	3,500

Total liabilities	1,651,588	1,421,538

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,839,376 issued, 11,196,760 outstanding as of December 31, 2008 and 2007	128,393	128,393
Additional paid-in capital	14,550,067	14,545,367
Accumulated deficit	(12,196,046)	(11,824,656)
Treasury stock, 1,642,616 shares at cost at December 31, 2008 and 2007	(930,211)	(930,211)

Total stockholders’ equity	1,552,203	1,918,893

Total liabilities and stockholders’ equity	$3,203,791	$3,340,431

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the years ended December 31,
	2008	2007
Sales
Professional fees	$4,950,619	$7,042,254
Software sales	1,742,834	2,911,030

Total sales	6,693,453	9,953,284

Cost of sales
Cost of professional fees	3,668,835	5,361,205
Cost of software sales	1,348,239	2,300,561

Total cost of sales	5,017,074	7,661,766

Gross profit	1,676,379	2,291,518

Selling, general and administrative expenses	2,068,983	2,100,118

(Loss) income from operations	(392,604)	191,400
Other income (expenses)	21,214	(3,565)

(Loss) income before provision for income taxes	(371,390)	187,835
Provision for income taxes	—	3,500

Net (loss) income	$(371,390)	$184,335

Comprehensive (loss) income	$(371,390)	$184,335

Earnings per common share – basic	$(0.03)	$0.02

Earnings per common share – diluted	$(0.03)	$0.02

Weighted average common shares outstanding
Basic	11,196,760	11,196,760

Diluted	11,196,760	11,398,180

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2006	12,839,376	$128,393	$14,485,770	$(12,008,991)	$—	$(930,211)	$1,674,961

Net Income	—	—	—	184,335	—	—	184,335

Comprehensive income	—	—	—	—	—	—	184,335

Stock option compensation	—	—	59,597	—	—	—	59,597

Balances, December 31, 2007	12,839,376	$128,393	$14,545,367	$(11,824,656)	$—	$(930,211)	$1,918,893

Net Income	—	—	—	(371,390)	—	—	(371,390)

Comprehensive income	—	—	—	—	—	—	(371,390)

Stock option compensation	—	—	4,700	—	—	—	4,700

Balances, December 31, 2008	12,839,376	$128,393	$14,550,067	$(12,196,046)	$—	$(930,211)	$1,552,203

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(371,390)	$184,335
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock option compensation	4,700	59,597
Depreciation and amortization	35,880	34,248
Reserve for uncollectible note receivable	—	30,550
Changes in operating assets and liabilities
Accounts receivable	438,321	197,476
Notes receivable	—	85,000
Other assets and prepaid expenses	1,420	(76,910)
Accounts payable and accrued expenses	22,840	62,212
Deferred revenue	208,739	(119,548)
Income taxes payable	(1,529)	3,500

Net cash provided by operating activities	338,981	460,460

Cash flows from investing activities:
Acquisition of furniture and equipment	(12,388)	(46,076)

Net cash used in investing activities	(12,388)	(46,076)

Cash flows from financing activities:

Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	326,593	414,384

Cash and cash equivalents, beginning of the year	1,222,742	808,358

Cash and cash equivalents, end of the year	$1,549,335	$1,222,742

Supplemental cash flow information
Interest paid	$—	$—

Income taxes paid	$1,529	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2008 Annual Report on Form 10-K

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

Revenue Recognition

Generally the Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed price contracts. For sales of third party software products, revenue is recognized upon delivery.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in proportion to total expected units to be delivered in any given reporting period.

For fixed price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period. The Company applies this method of revenue recognition to resale of maintenance contracts on third party software sales, as on Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third party maintenance provider for issues the Company is unable to resolve.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $9,229 and $0 at December 31, 2008 and 2007, respectively.

Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over the lesser of the useful life or five years, off-the-shelf software is depreciated over the lesser of three years or the term of the license, custom software is depreciated over the least of five years, the useful life, or the term of the license, and computer equipment is depreciated over three years. Leasehold improvements are amortized over the estimated term of the lease or the estimated life of the improvement, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. Gains and losses on dispositions are recorded in current operations.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R), using the modified prospective transition method.

At December 31, 2008, the Company had the stock-based compensation plans described in Note 10 below. Total compensation expense related to these plans was $4,700 and $59,597 for the years ended December 31, 2008 and 2007, respectively, of which $0 and $6,015, respectively, related to options awarded to non-employees.

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

Recent Accounting Pronouncements adopted for 2008

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $741,477.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore was effective for us at December 31, 2008. The adoption of FSP 157-3 did not have a material impact on the Company’s results of operations or financial position.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements not yet adopted

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of this Staff Position. We are in the process of evaluating the impact of the provision to be adopted in 2009.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

In November 2008 EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. This Issue clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7 defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with FAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009. We will apply the guidance in EITF 08-7 prospectively to intangible assets acquired after the effective date of EITF 08-7. We do not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

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

Fair Market Value of Financial Instruments

The Company’s financial instruments include trade receivables, notes receivable, other receivables, accounts payable, and notes payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

2.	Receivables

Accounts receivable at December 31, 2008 and 2007, consist of the following:

	2008	2007
Billed-federal government	$1,027,324	$1,313,940
Billed-commercial and other	103,614	143,564

Total billed	1,130,938	1,457,504
Unbilled	—	102,526
Less: allowance for doubtful accounts	(9,229)	—

Accounts receivable, net	$1,121,709	$1,560,030

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

At December 31, 2008 and 2007, there are notes receivable from a former employee in the amounts of $28,550 and $2,000. At December 31, 2008 and 2007, the notes were reserved, as we have determined they are uncollectible. The notes originally bore interest at a rate of 6% and were due September 20, 2008. In 2007, we ceased accruing interest, and fully reserved for accrued interest previously recognized.

3.	Fixed Assets

A summary of fixed assets and equipment at December 31, 2008 and 2007, consist of the following:

	2008	2007
Furniture and equipment	$175,481	$172,140
Computer equipment and software	407,617	398,570

Subtotal	583,098	570,710
Less: accumulated depreciation and amortization	(527,445)	(491,565)

Total	$55,653	$79,145

Depreciation expense for the years ended December 31, 2008 and 2007, were $35,880 and $34,248, respectively.

4.	Other Accrued Liabilities

Other accrued liabilities at December 31, 2008 and 2007, consist of the following:

	2008	2007
Accrued payables	$20,297	$28,405
Commissions payable	10,995	17,180

Total other accrued liabilities	$31,292	$45,585

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

5.	Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with Commerce Bank providing for demand or short-term borrowings up to $1,000,000. In July 2008, the credit agreement was modified to reflect the name of a successor bank, TD Bank, N.A, to lower the interest rate index to 0.25% above the Wall Street Journal Prime Rate, to amend certain covenants, and to modify the fee structure. The line of credit expires on August 1, 2009. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances. The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding amounts is payable monthly at the Wall Street Journal Prime Rate plus 0.25% effective August 1, 2008 (3.5% at December 31, 2008) and was payable monthly at the Wall Street Journal Prime Rate plus 0.75% prior (8.00% at December 31, 2007). The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. There was no outstanding balance on the line at December 31, 2008 or 2007.

The Company is required to meet a financial covenant whereby positive net income for any annual reporting period must be maintained. For the year ended December 31, 2008, the Company recorded an annual net loss and was not in compliance with this financial covenant. Given its strong cash position, and lack of borrowings under the line of credit, the Company believes it can satisfactorily renegotiate its terms and covenants or secure a temporary waiver of the defaulted covenants.

6.	Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements. Rent expense was $99,145 and $99,145 for the years ended December 31, 2008 and 2007, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31, 2009	100,400
2010	25,284

Total minimum rent payments	$125,684

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

7.	Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforward	$6,049,100	$5,905,300
Accrued vacation and commissions	32,000	46,200
AMT tax credit carryforward	6,600	6,600
Allowance for doubtful accounts	3,500	—
Other	3,600	2,500
Fixed assets	(102,700)	(102,200)

Subtotal	5,992,100	5,858,400
Valuation allowance	(5,992,100)	(5,858,400)

Total	$—	$—

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2008	2007
Income before taxes	$(371,390)	$187,835

Income tax (benefit) expense on above amount at federal statutory rate	(126,300)	63,900
State income tax (benefit) expense, net of federal benefit	(14,800)	7,500
Permanent differences	7,300	24,600
Other	100	4,400
Change in valuation allowance	133,700	(96,900)

Provision for income taxes	$—	$3,500

There is no federal income tax liability reflected on the balance sheet.

Income tax for the years ended December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
Current income taxes	$—
Federal	—	$93,900
State	—	11,000
Alternative minimum tax	—	—
Benefit from utilization of net operating losses	—	(101,400)

	—	3,500

Deferred taxes	—	—

	$—	$3,500

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

7.	Income Taxes (continued)

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets which the Company determined to be not more likely than not realizable. The Company has net operating loss carryforwards of approximately $15.8 million, which expire, if unused, between the years 2012 and 2028.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the internal Revenue Code. However, this deferred tax asset is fully offset by a valuation allowance.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax positions using the criteria required by FIN 48 and concluded that there is no cumulative effect relating to the adoption of FIN 48. In addition, the company determined that as of December 31, 2008 and 2007, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize its estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

8.	Major Customers and Major Suppliers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for 88% and 91% of the Company’s revenues during 2008 and 2007, respectively. The Company’s prime contracts with one federal government agency accounted for 29% and 21% of the Company’s 2008 and 2007 revenue, respectively.

The Company sold third party software and maintenance contracts under agreements with three major suppliers. These sales accounted for 26% and 28% of total revenue in 2008 and 2007, respectively. Resale of third party software is recognized upon delivery. Revenue on third party software sales was recognized on a gross, as opposed to a net, basis using the principles set forth in EITF 99-19 as explained in the Revenue Recognition section of Note 1 above.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

9.	Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2008 and in 2007, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2008 or 2007. Matching contributions for the year ended December 31, 2008 and 2007 were $27,095 and $33,198, respectively.

10.	Stock Options and Warrants

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, the Company did not recognize any stock-based compensation expense for 2008 or 2007 relating to option awards granted prior to January 1, 2006, as all of these option grants were 100% vested. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years.

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

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

10.	Stock Options and Warrants (continued)

During the years ended December 31, 2008 and 2007, the Company granted options to certain employees to purchase an aggregate of 41,500 and 215,250 shares, respectively, of the Company’s common stock, with a per share weighted average fair value of $0.13 in 2008 and $0.25 in 2007. During the year ended December 31, 2008, the Company did not grant any options to non-employee directors and consultants, and in 2007, the Company granted options to non-employee directors and consultants to purchase 18,500 shares of the Company’s common stock, with a per share fair value of $0.33 in 2007 at the measurement date. The fair values of option awards granted in 2008 and 2007 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2008	2007
Risk free interest rate	2.78% – 3.49%	3.67% – 5.03%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	61.2 – 64.4%	65.3 – 73.5%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 726,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2008.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the years ended December 31, 2008 and 2007, was eighteen months and seven months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

10.	Stock Options and Warrants (continued)

Option activity under the foregoing option plans as of December 31, 2008, and changes during the years ended December 31, 2008 and 2007, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2006	955,800	$1.28
Options granted	233,750	0.40
Options exercised, expired or forfeited	80,550	10.76

Balance at December 31, 2007	1,109,000	$0.41
Options granted	41,500	0.24
Options exercised, expired or forfeited	61,500	1.26

Balance at December 31, 2008	1,089,000	0.35

The following table summarizes information about options at December 31, 2008:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,089,000	$0.35	5.10	$0	1,043,000	$0.36	4.92	$0

Nonvested stock awards as of December 31, 2008 and changes during the year ended December 31, 2008 and 2007, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2006	35,000	$0.44
Granted	233,750	0.40
Vested	236,750	0.40
Expired before vesting	6,500	0.56

Balance at December 31, 2007	25,500	$0.49
Granted	41,500	0.13
Vested	17,500	0.39
Expired before vesting	3,500	0.24

Balance at December 31, 2008	46,000	0.14

As of December 31, 2008 and 2007, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $2,901 and $2,537, respectively, which is expected to be recognized over a weighted average period of 7 months and 6 months, respectively.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

10.	Stock Options and Warrants (continued)

The Board of Directors has also granted warrants to directors, employees and others. There were no warrants issued in 2008 or 2007. There were no warrants exercised in 2008 or in 2007. As of December 31, 2008 and 2007, outstanding warrants were 12,000, none of which expire within 1 year. The purchase price for shares issued upon exercise of these warrants is $0.01 per share. These warrants are immediately exercisable.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the year ended December 31, 2008:
Income available to common stockholders	$(371,390)	11,196,760	$(0.03)
Effect of dilutive stock options and warrants		—	—
Diluted net loss per common share for the year ended December 31, 2008:	$(371,390)	11,196,760	$(0.03)

Basic net income per common share for the year ended December 31, 2007:
Income available to common stockholders	$184,335	11,196,760	$0.02
Effect of dilutive stock options		189,740	—
Effect of dilutive warrants		11,680	—
Diluted net income per common share for the year ended December 31, 2007:	$184,335	11,398,180	$0.02

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Office and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period reported in this annual report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Information Analysis Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Information Analysis Incorporated	2008 Annual Report on Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 11.	Executive Compensation.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

Item 14.	Principal Accounting Fees and Services.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.)

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
March 31, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sandor Rosenberg and Richard S. DeRose, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By	/s/ Sandor Rosenberg	Chairman of the Board, Chief	March 31, 2009
	Sandor Rosenberg	Executive Officer and President

By	/s/ Charles A. May, Jr.	Director	March 31, 2009
Charles A. May

By	/s/ Bonnie K. Wachtel	Director	March 31, 2009
Bonnie K. Wachtel

By	/s/ James D. Wester	Director	March 31, 2009
James D. Wester

By	/s/ Richard S. DeRose	Chief Financial Officer,	March 31, 2009
	Richard S. DeRose	Secretary and Treasurer

By	/s/ Matthew T. Sands	Controller	March 31, 2009
Matthew T. Sands

Information Analysis Incorporated	2008 Annual Report on Form 10-K

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.7	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006

10.8	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2006, and filed on April 2, 2007

10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Filed with this Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-K

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K