Form 10-Q
period 2009-03-31
INFORMATION ANALYSIS INC
filed 2009-05-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01, 11,196,760 shares as of May 8, 2009

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,136,958	$1,549,335
Accounts receivable, net	881,818	1,121,709
Prepaid expenses	356,248	469,785
Other assets	2,089	1,028

Total current assets	2,377,113	3,141,857

Fixed assets, net	50,284	55,653

Other assets	6,281	6,281

Total assets	$2,433,678	$3,203,791

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,673	$801,782
Deferred revenue	425,620	602,713
Accrued payroll and related liabilities	250,867	213,830
Other accrued liabilities	40,600	32,292
Income taxes payable	—	1,971

Total current liabilities	942,760	1,651,588

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,551,126	14,550,067
Accumulated deficit	(12,258,390)	(12,196,046)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,490,918	1,552,203

Total liabilities and stockholders’ equity	$2,433,678	$3,203,791

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2009	2008
Sales
Professional fees	$1,101,003	$1,486,844
Software sales	293,448	262,324

Total sales	1,394,451	1,749,168

Cost of sales
Cost of professional fees	795,906	1,121,672
Cost of software sales	198,113	183,597

Total cost of sales	994,019	1,305,269

Gross profit	400,432	443,899

Selling, general and administrative expenses	467,026	567,516

Loss from operations	(66,594)	(123,617)

Other income, net	4,250	5,573

Loss before provision for income taxes	(62,344)	(118,044)

Provision for income taxes	—	—

Net loss	$(62,344)	$(118,044)

Comprehensive loss	$(62,344)	$(118,044)

Earnings (loss) per common share:
Basic:	$(0.01)	$(0.01)

Diluted:	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(62,344)	$(118,044)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	8,430	8,970
Stock compensation	1,059	1,287
Changes in operating assets and liabilities
Accounts receivable	239,891	119,465
Other receivables and prepaid expenses	112,476	(9,326)
Accounts payable and accrued expenses	(531,735)	(194,743)
Deferred revenue	(177,093)	220,305

Net cash (used) provided by operating activities	(409,316)	27,914

Cash flows from investing activities:
Purchases of fixed assets	(3,061)	(5,870)

Net cash used by investing activities	(3,061)	(5,870)

Cash flows from financing activities:

Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(412,377)	22,044

Cash and cash equivalents at beginning of the period	1,549,335	1,222,742

Cash and cash equivalents at end of the period	$1,136,958	$1,244,786

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2008 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2009. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for measuring fair value under FASB Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” The SFP emphasizes that the objective of fair value measurement remains to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP further clarifies that lack of an active market or orderly transactions may require the entity to change the valuation technique or use multiple techniques to determine fair value. Finally, this FSP expanded the requirement to disclose the inputs and valuation techniques used to measure fair value in annual reporting to also require these disclosures in interim period reporting. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We do not expect the adoption of FSP 157-4 to have a material effect on our financial statements.

In April 2009 the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).” FSP 115-2 amends the guidance in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” This guidance addresses investments in debt securities only, not equity securities. Under this new model, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If the OTTI is triggered by (1) or (2), the entire loss (cost basis less fair value) is recognized in earnings. If the OTTI is triggered by (3), and the entity does not intend to sell the security, only the credit loss (cost basis less amount expected to be recovered) is recognized in earnings. The remaining difference between the amount expected to be recovered and fair value is recorded in other comprehensive income (“OCI”). FSP 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We do not expect the adoption of FSP 115-2 to have a material effect on our financial statements.

In April 2009 the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosures for interim reporting periods of publicly traded - companies, in addition to annual reporting periods. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We do not expect the adoption of FSP 107-1 to have a material effect on our financial statements.

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

For fixed price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period. The Company applies this method of revenue recognition to sales of maintenance contracts on third party software sales, as on Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third party maintenance provider for issues the Company is unable to resolve.

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

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable reported on the Company’s balance sheets include unbilled accounts receivable of $47,598 and $0 as of March 31, 2009, and December 31, 2008, respectively. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $9,229 at March 31, 2009, and at December 31, 2008.

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

At March 31, 2009, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,059 and $1,287 for the three months ended March 31, 2009 and 2008, respectively, of which $0 related to options awarded to non-employees.

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

The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, the Company did not recognize any stock-based compensation expense for 2009 or 2008 relating to option awards granted prior to January 1, 2006, as all of these option grants were 100% vested. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years.

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

The Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company over the five years preceding the issue, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in 2009 and in 2008 is estimated to be five years, with the exception of non-statutory stock options, which have an expected term equal to the term of the option, since these do not expire when employment ceases. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the three months ended March 31, 2009, the Company granted options to certain employees to purchase an aggregate of 12,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.04 at the measurement date, and did not grant options to non-employee consultants. During the three months ended March 31, 2008, the Company granted options to certain employees to purchase an aggregate of 4,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.16, and did not grant options to non-employee consultants.

The fair values of option awards granted in the three months ended March 31, 2009 and 2008, were estimated using the Black Sholes option pricing model with the following assumptions:

	Three Months
	2009	2008
Risk free interest rate	1.60% - 1.87%	2.78%
Dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	59.1% - 59.4%	73.5%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 706,000 unexpired exercisable options remaining from the 1996 Plan at March 31, 2009.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the three months ended March 31, 2009 and 2008, were eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of March 31, 2009, and changes during the three months ended March 31, 2009 and 2008, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2008	1,089,000	$0.35
Options granted	12,500	0.07
Options exercised, expired or forfeited	21,000	0.40

Balance at March 31, 2009	1,080,500	0.35

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	4,000	0.28
Options exercised, expired or forfeited	8,500	0.51

Balance at March 31, 2008	1,104,500	0.41

The following table summarizes information about options at March 31, 2009:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,080,500	$0.35	5.0	$225	1,026,500	$0.36	4.8	$0

Nonvested stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009 and 2008, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2008	46,000	$0.14
Granted	12,500	0.04
Vested	3,500	0.19
Expired before vesting	1,000	0.25

Balance at March 31, 2009	54,000	0.11

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2007	25,500	$0.34
Granted	4,000	0.16
Vested	3,500	0.33
Expired before vesting	1,500	0.21

Balance at March 31, 2008	24,500	0.32

As of March 31, 2009, unrecognized compensation cost associated with non-vested share based employee compensation approximated $2,296, which is expected to be recognized over weighted average periods of 7 months.

The Board of Directors has also granted warrants to directors, employees and others. There were no warrants issued in 2009 or 2008. There were no warrants exercised in 2009 or in 2008. As of March 31, 2009 and 2008, outstanding warrants were 12,000, none of which expire within 1 year. The purchase price for shares issued upon exercise of these warrants is $0.01 per share. These warrants are immediately exercisable.

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

4.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2009:
Income available to common stockholders	$(62,344)	11,196,760	$(0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the three months ended March 31, 2009:	$(62,344)	11,196,760	$(0.01)

Basic net loss per common share for the three months ended March 31, 2008:
Income available to common stockholders	$(118,044)	11,196,760	$(0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net income per common share for the three months ended March 31, 2008:	$(118,044)	11,196,760	$(0.01)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2008 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

•	our failure to keep pace with a changing technological environment;

•	intense competition from other companies;

•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

•	changes in the way the US government contracts with businesses and changes in the budgetary priorities;

•	non-performance by our subcontractors and suppliers;

•	terms specific to US government contracts;

•	our dependence on key personnel;

•	our failure to adequately integrate businesses we may acquire;

•	fluctuations in our results of operations and its impact on our stock price;

•	the exercise of outstanding options and warrants;

•	our failure to adequately protect our intellectual property;

•	the limited public market for our common stock;

•	our forward-looking statements and projections may prove to be inaccurate; and

•	continuing to incur losses could affect our ability to finance our operations.

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

Additional Risk Factor

Our default on a covenant of our line of credit could affect our ability to finance our operations

If we are unable to secure a waiver of the defaulted covenant on our line of credit, or if the bank should fail to renew our line of credit for failure to meet our covenant, our operations could be negatively affected in that we could find ourselves unable to bid on or to proceed with a contract with high upfront costs, or unable to finance our continuing operations, should we use our cash reserves due to prolonged losses or difficulty collecting on our customer invoices.

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

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenue

Our revenues in the first quarter of 2009 were $1,394,451, compared to $1,749,168 in 2008, a decrease of 20.3%. Professional services revenue was $1,101,003 versus $1,486,844, a decrease of 26.0%, and software product revenue was $293,448 versus $262,324, an increase of 11.9%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The increase in software product revenue is due to normal fluctuations in sales of Micro Focus and Adobe products and related software maintenance contracts. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time.

Gross Margins

Gross margin was $400,432, or 28.7% of sales, in the first quarter of 2009 versus $443,899, or 25.4% of sales, in the first quarter of 2008. Of the $400,432 in 2009, $305,097 was attributable to professional services and $95,335 was attributable to software sales. Our gross margin percentage was 27.7% for professional services and 32.5% for software sales for the three months ended March 31, 2009. In the same quarter in 2008, we reported gross margins of $365,172, or 24.6% of sales for professional services and $78,727, or 30.0% of sales for software sales. Professional services gross margin decreased due to the expiration of certain contracts. Our increase in gross margin on software sales is due to a one-time rebate on the cost of a fourth quarter 2008 product sale, offset by decreases on other software margins. Gross margin as a percentage of sales improved due to the expiration of a few lesser-margin professional services. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $467,026, or 33.5% of revenues, in the first quarter of 2009 versus $567,516, or 32.4% of revenues, in the first quarter of 2008. This decrease is primarily due to short-term marketing campaign expenditures in the first quarter of 2008 that were not duplicated in 2009, and a reduction in overhead labor costs due to an increase in our electronic forms business, offset by increases in sales incentives.

Profits

Net loss for the three months ended March 31, 2009, was $62,344, or 4.5% of revenue, versus a net loss of $118,044, or 6.7% of revenue, for the same period in 2008. The decrease in net loss is due to decreases in selling, general and administrative expenses.

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

Liquidity and Capital Resources

Throughout 2008, and for the first quarter of 2009, we experienced operating and net losses. Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. Net cash used by operating, investing and financing activities was $412,377, which when subtracted from a beginning balance of $1,549,335 yielded cash and cash equivalents of $1,136,958 at March 31, 2009. Our accounts receivable balances increased $239,891, due mostly to an increase in billing over the fourth quarter of 2008. Our accounts payable balances fell $531,735 due to the payment of a few large invoices from 2008 product orders related to software sales. Our deferred revenue balance decreased $177,093 due to the recognition of revenue on software maintenance contracts ratably over the life of the contracts.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2006, and expires on August 1, 2009. As of March 31, 2009, no amounts were outstanding under this line of credit. At March 31, 2009, our allowable borrowings were limited to $696,000 based on our outstanding accounts receivable. We experienced an event of default at December 31, 2008, based on our covenant not to record an annual net loss. Our bank has indicated its intent to temporarily waive the defaulted covenant.

Irrespective of whether the bank renews our line of credit or waves the event of default, we anticipate that we will be able to meet our cash requirements for at least twelve months, based on our current operating plan, without reliance on the line of credit.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Office and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period reported in this quarterly report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits: See Exhibit Index on page 14.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 15, 2009	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	First Quarter 2009 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q