Form 10-Q
period 2009-06-30
INFORMATION ANALYSIS INC
filed 2009-08-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01, 11,196,760 shares as of August 13, 2009

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$957,547	$1,549,335
Accounts receivable, net	1,001,628	1,121,709
Prepaid expenses	185,817	469,785
Other assets	2,174	1,028

Total current assets	2,147,166	3,141,857
Fixed assets, net	45,244	55,653
Other assets	6,281	6,281

Total assets	$2,198,691	$3,203,791

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,526	$801,782
Accrued payroll and related liabilities	255,200	213,830
Deferred revenue	217,514	602,713
Other accrued liabilities	125,575	32,292
Income taxes payable	—	1,971

Total current liabilities	700,815	1,651,588

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,552,102	14,550,067
Accumulated deficit	(12,252,408)	(12,196,046)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,497,876	1,552,203

Total liabilities and stockholders’ equity	$2,198,691	$3,203,791

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,
	2009	2008
Sales
Professional fees	$1,198,233	$1,345,180
Software sales	206,257	352,232

Total sales	1,404,490	1,697,412

Cost of sales
Cost of professional fees	748,331	1,035,082
Cost of software sales	152,188	262,901

Total cost of sales	900,519	1,297,983

Gross profit	503,971	399,429
Selling, general and administrative expenses	500,354	483,559

Income (loss) from operations	3,617	(84,130)
Other income, net	2,365	4,323

Income (loss) before provision for income taxes	5,982	(79,807)
Provision for income taxes	—	—

Net income (loss)	$5,982	$(79,807)

Comprehensive income (loss)	$5,982	$(79,807)

Earnings (loss) per common share:
Basic:	$0.00	($0.01)

Diluted:	$0.00	($0.01)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,207,620	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the six months ended June 30,
	2009	2008
Sales
Professional fees	$2,299,236	$2,832,024
Software sales	499,705	614,556

Total sales	2,798,941	3,446,580

Cost of sales
Cost of professional fees	1,544,237	2,156,755
Cost of software sales	350,300	446,497

Total cost of sales	1,894,537	2,603,252

Gross profit	904,404	843,328
Selling, general and administrative expenses	967,381	1,051,075

Loss from operations	(62,977)	(207,747)
Other income, net	6,615	9,896

Loss before provision for income taxes	(56,362)	(197,851)
Provision for income taxes	—	—

Net loss	$(56,362)	$(197,851)

Comprehensive loss	$(56,362)	$(197,851)

Earnings (loss) per common share:
Basic:	($0.01)	($0.02)

Diluted:	($0.01)	($0.02)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(56,362)	$(197,851)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	16,740	18,005
Stock compensation	2,035	2,387
Changes in operating assets and liabilities
Accounts receivable	120,081	92,361
Other receivables and prepaid expenses	282,822	84,251
Accounts payable and accrued expenses	(563,603)	(241,460)
Deferred revenue	(385,199)	87,720
Income taxes payable	(1,971)	—

Net cash used by operating activities	(585,457)	(154,587)

Cash flows from investing activities:
Purchases of fixed assets	(6,331)	(6,671)

Net cash used by investing activities	(6,331)	(6,671)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(591,788)	161,258
Cash and cash equivalents at beginning of the period	1,549,335	1,222,742

Cash and cash equivalents at end of the period	$957,547	$1,061,484

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. SFAS No. 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for the Company during the interim period ended June 30, 2009.

On July 1, 2009, the FASB Accounting Standards Codification (“Codification”) was launched as the single source of authoritative U.S. GAAP applicable to all non-governmental entities. The Codification will supersede all existing FASB, AICPA, and Emerging Issue Task Force (EITF) pronouncements and related literature. The Codification will also include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants. The Codification is not intended to change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP pronouncements by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for the Company for interim and annual periods after September 15, 2009 and is not expected to have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

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

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Government Contracts

Company sales to departments or agencies of the United States Government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Because the Company has not entered into any cost plus fixed fee contracts since 1997, management believes there is minimal risk of an audit by DCAA resulting in a material misstatement of previously reported financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable reported on the Company’s balance sheets include unbilled accounts receivable of $39,882 and $0 as of June 30, 2009, and December 31, 2008, respectively. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $9,229 at June 30, 2009, and at December 31, 2008.

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

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), using the modified prospective transition method. The following disclosures are provided pursuant to the requirements of SFAS 123R.

At June 30, 2009, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $976 and $1,100 for the three months ended June 30, 2009 and 2008, respectively, of which $90 and $0, respectively, related to options awarded to non-employees. Total compensation expense related to these plans was $2,035 and $2,387 for the six months ended June 30, 2009 and 2008, respectively, of which $90 and $0, respectively, related to options awarded to non-employees.

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

The Company evaluated the model input assumptions used in estimating grant date fair value. The Company examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that the expected term for options awarded in 2009 and in 2008 is estimated to be five years, with the exception of stock options granted to non-employees, which have an expected term equal to the term of the option, since these do not expire when employment ceases. The Company also concluded that its historical realized volatility, calculated using historical stock prices of the Company over a period preceding the issue equal to the expected term of the option, is an appropriate measure of expected volatility. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the three months ended June 30, 2009, the Company granted options to certain employees to purchase an aggregate of 20,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.05 at the measurement date, and granted options to certain non-employee consultants to purchase an aggregate of 1,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.09 at the measurement. During the three months ended June 30, 2008, the Company granted options to certain employees to purchase an aggregate of 27,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.14, and did not grant options to non-employee consultants.

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

During the six months ended June 30, 2009, the Company granted options to certain employees to purchase an aggregate of 32,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.04 at the measurement date, and granted options to certain non-employee consultants to purchase an aggregate of 1,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.09 at the measurement. During the six months ended June 30, 2008, the Company granted options to certain employees to purchase an aggregate of 31,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.15, and did not grant options to non-employee consultants.

The fair values of option awards granted in the three months ended and six months ended June 30, 2009 and 2008, were estimated using the Black Sholes option pricing model with the following assumptions:

	Three Months		Six Months
	2009	2008	2009	2008
Risk free interest rate	1.86 – 3.72%	3.15 – 3.49%	1.60 – 3.72%	2.78 – 3.49%
Dividend yield	0%	0%	0%	0%
Expected term	5-10 years	5 years	5-10 years	5 years
Expected volatility	60.1 – 105.6%	61.2 – 61.3%	59.1 – 105.6%	61.2 – 64.4%

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 624,000 unexpired exercisable options remaining from the 1996 Plan at June 30, 2009.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the three months ended and the six months ended June 30, 2009 and 2008, were eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of June 30, 2009, and changes during the three months ended June 30, 2009 and 2008, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2008	1,089,000	$0.35
Options granted	12,500	0.07
Options exercised, expired or forfeited	21,000	0.40

Balance at March 31, 2009	1,080,500	0.35

Options granted	21,000	0.09
Options exercised, expired or forfeited	83,000	0.57

Balance at June 30, 2009	1,018,500	0.34

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	4,000	0.28
Options exercised, expired or forfeited	8,500	0.51

Balance at March 31, 2008	1,104,500	0.41

Options granted	27,500	0.27
Options exercised, expired or forfeited	3,000	0.36

Balance at June 30, 2008	1,129,000	0.40

The following table summarizes information about options at June 30, 2009:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,018,500	$0.33	5.3	$625	959,250	$0.34	5.0	$0

Nonvested stock options as of June 30, 2009, and changes during the three months ended June 30, 2009 and 2008, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2008	46,000	$0.14
Granted	12,500	0.04
Vested	3,500	0.19
Expired before vesting	1,000	0.25

Balance at March 31, 2009	54,000	0.11

Granted	21,000	0.05
Vested	15,750	0.15

Balance at June 30, 2009	59,250	0.08

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2007	25,500	$0.34
Granted	4,000	0.16
Vested	3,500	0.33
Expired before vesting	1,500	0.21

Balance at March 31, 2008	24,500	0.32

Granted	27,500	0.27
Vested	11,000	0.60
Expired before vesting	2,000	0.26

Balance at June 30, 2008	39,000	0.29

As of June 30, 2009, unrecognized compensation cost associated with non-vested share based employee compensation approximated $2,310, which is expected to be recognized over a weighted average period of 7 months.

The Board of Directors has also granted warrants to directors, employees and others. There were no warrants issued in 2009 or 2008. There were no warrants exercised in 2009 or in 2008. As of June 30, 2009 and 2008, outstanding warrants were 12,000. The purchase price for shares issued upon exercise of these warrants is $0.01 per share. These warrants are immediately exercisable.

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

4.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended June 30, 2009:
Income available to common stockholders	$5,982	11,196,760	$0.00
Effect of dilutive stock options	—	3	—
Effect of dilutive stock warrants	—	10,857	—
Diluted net loss per common share for the three months ended June 30, 2009:	$5,982	11,207,620	$0.00

Basic net loss per common share for the three months ended June 30, 2008:
Income available to common stockholders	($79,807)	11,196,760	($0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net income per common share for the three months ended June 30, 2008:	($79,807)	11,196,760	($0.01)

Basic net loss per common share for the six months ended June 30, 2009:
Income available to common stockholders	($56,362)	11,196,760	($0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the six months ended June 30, 2009:	($56,362)	11,196,760	($0.01)

Basic net loss per common share for the six months ended June 30, 2008:
Income available to common stockholders	($197,851)	11,196,760	($0.02)
Effect of dilutive stock options and warrants	—	—	—
Diluted net income per common share for the six months ended June 30, 2008:	($197,851)	11,196,760	($0.02)

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2008 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

•	our failure to keep pace with a changing technological environment;

•	intense competition from other companies;

•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

•	changes in the way the US government contracts with businesses and changes in the budgetary priorities;

•	non-performance by our subcontractors and suppliers;

•	terms specific to US government contracts;

•	our dependence on key personnel;

•	our failure to adequately integrate businesses we may acquire;

•	fluctuations in our results of operations and its impact on our stock price;

•	the exercise of outstanding options and warrants;

•	our failure to adequately protect our intellectual property;

•	the limited public market for our common stock;

•	our forward-looking statements and projections may prove to be inaccurate; and

•	incurring losses could affect our ability to finance our operations.

Additional Risk Factor

Our default on a covenant of our current line of credit could affect our ability to finance our operations.

If we are unable to secure a formal waiver of the defaulted covenant on our line of credit (covenant not to record an annual loss), or if the bank should fail to renew our line of credit, our operations could be negatively affected in that we could find ourselves unable to bid on or to proceed with a contract with high upfront costs, or unable to finance our continuing operations, should we use our cash reserves due to prolonged losses or difficulty collecting on our customer invoices.

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

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenue

Our revenues in the second quarter of 2009 were $1,404,490, compared to $1,697,412 in 2008, a decrease of 17.3%. Professional services revenue was $1,198,233 versus $1,345,180, a decrease of 10.9%, and software product revenue was $206,257 versus $352,232, an increase of 41.4%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The decrease in software product revenue is due to normal fluctuations in sales of Micro Focus and Adobe products and related software maintenance contracts. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time.

Gross Margins

Gross margin was $503,971, or 35.9% of sales, in the second quarter of 2009 versus $399,429, or 23.5% of sales, in the second quarter of 2008. Of the $503,971 in 2009, $449,902, or 37.5%, was attributable to professional services and $54,069, or 26.2%. was attributable to software sales. In the same quarter in 2008, we reported gross margins of $310,098, or 23.1% of sales for professional services and $89,331, or 25.4% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due to the combination of the expiration of lower-margin contracts and the addition or expansion of contracts with more desirable margins. Our decrease in the dollar value of gross margin on software sales is due to a decrease in initial sales of software products, which is subject to considerable fluctuation. The increase in gross margin as a percentage of software sales is due to the decrease in initial software product sales, which frequently have smaller gross margins than the continuing maintenance on those software products. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $500,354, or 35.6% of revenues, in the second quarter of 2009 versus $483,559, or 28.5% of revenues, in the second quarter of 2008. This increase is primarily due to an increase in incentives earned by our marketing personnel, offset by a decrease in overhead salaries, general and administrative salaries, fees paid to marketing consultants, and recruiting expenses.

Profits

Net income for the three months ended June 30, 2009, was $5,982, or 0.4% of revenue, versus a net loss of $78,485, or 4.6% of revenue, for the same period in 2008. The increase in profitability is due to replacing expiring lower-margin professional services contracts with higher-margin contracts, as well as reducing non revenue-producing salary and consulting expenses while paying incentives based on profitability of contracts.

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

Six months Ended June 30, 2009 versus Six months Ended June 30, 2008

Revenue

Our revenues in the first six months of 2009 were $2,798,941, compared to $3,446,580 in 2008, a decrease of 18.8%. Professional services revenue was $2,299,236 versus $2,832,024, a decrease of 18.8%, and software product revenue was $499,705 versus $614,556, a decrease of 18.7%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The increase in software product revenue is due to normal fluctuations in sales of Micro Focus and Adobe products and related software maintenance contracts. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time.

Gross Margins

Gross margin was $904,404, or 32.3% of sales, in the first six months of 2009 versus $843,328, or 24.5% of sales, in the first six months of 2008. Of the $904,404 in 2009, $754,999 was attributable to professional services and $149,405 was attributable to software sales. Our gross margin percentage was 32.8% for professional services and 29.9% for software sales for the six months ended June 30, 2009. In the same six months in 2008, we recorded gross margins of $675,269, or 23.8% of sales for professional services and $168,059, or 27.3% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due to the combination of the expiration of lower-margin contracts and the addition or expansion of contracts with more desirable margins. Our decrease in gross margin on software sales is due to a decrease in initial sales of software products, which is subject to considerable fluctuation. Our increase in gross margin as a percentage of software sales is due to a one-time rebate on the cost of a fourth quarter 2008 product sale, offset by decreases in margins on software product and maintenance sales. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold .

Selling, General and Administrative

Selling, general and administrative expenses were $967,381, or 34.6% of revenues, in the first six months of 2009 versus $1,051,075, or 30.5% of revenues, in the first six months of 2008. This decrease is due to a decrease in overhead salaries, general and administrative salaries, fees paid to marketing consultants, and recruiting expenses, offset by increases in sales incentives.

Profits

Net loss for the six months ended June 30, 2009, was $56,362, or 2.0% of revenue, versus a net loss of $197,851, or 5.7% of revenue, for the same period in 2008. The decrease in net loss is due to replacing expiring lower-margin professional services contracts with higher-margin contracts, as well as reducing non revenue-producing salary and consulting expenses.

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

Liquidity and Capital Resources

Throughout 2008, and for the first quarter of 2009, we experienced operating and net losses. In the second quarter of 2009, we had operating income of $3,617 and net income of $5,982. Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. Net cash used by operating, investing and financing activities in the second quarter was $179,411, which when subtracted from a beginning balance of $1,136,958 at March 31, 2009, yielded cash and cash equivalents of $957,547 at June 30, 2009. Our accounts receivable balances increased $119,810 in the second quarter, due to the combination of new contracts and an increase in the scale of an existing contract. Our accounts payable balances fell $123,147 due largely to the expiration of a contract under which we used a substantial amount of subcontractor labor. Our deferred revenue balance decreased $208,106 due to the regular recognition of revenue on software maintenance contracts ratably over the life of the contracts, and our prepaid expenses decreased $170,431 due largely to the recognition of expenses for the same software maintenance contracts.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2006, and expires on October 1, 2009. As of June 30, 2009, no amounts were outstanding under this line of credit. At June 30, 2009, our allowable borrowings were limited to $769,000 based on our outstanding accounts receivable.

Although the bank has extended our line of credit from August 1 to October 1, 2009, it has not formally waived our covenant not to incur an annual net loss, on which we defaulted for the year eanded December 31, 2008. In the absence of a formal waiver of the defaulted covenant, the bank could exercise its right not to advance us funds under the line of credit, should we find ourselves needing to borrow. At this time, we do not anticipate needing to borrow under our line of credit within the next year.

Irrespective of whether the bank renews our line of credit or formally waives the defaulted covenant, we anticipate that we will be able to meet our cash requirements for at least twelve months, based on our current operating plan, without reliance on the line of credit.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Office and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period reported in this quarterly report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On June 11, 2009, we held our annual meeting of stockholders.

The vote for the election of Directors was as follows:

(i)	Charles A. May, Jr. -	9,391,783 FOR,	265,267	WITHHELD
(ii)	Sandor Rosenberg -	9,568,383 FOR,	88,667	WITHHELD
(iii)	Bonnie K. Wachtel -	8,507,130 FOR,	1,149,920	WITHHELD
(iv)	James D. Wester -	9,370,183 FOR,	286,867	WITHHELD

All directors were incumbents, and all will serve terms which expire at the next annual meeting of stockholders.

The vote for ratification of the selection of Reznick Group, P.C., as our Independent Public Accountants for 2009 was as follows:

9,502,925 FOR,	139,457 AGAINST,	14,668 ABSTAIN,	0 BROKER NON-VOTE

Item 6.	Exhibits

(a)	Exhibits: See Exhibit Index on page 17.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: August 14, 2009	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Second Quarter 2009 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q