Form 10-Q
period 2009-09-30
INFORMATION ANALYSIS INC
filed 2009-11-16
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01, 11,196,760 shares as of November 13, 2009

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$941,949	$1,549,335
Accounts receivable, net	1,604,843	1,121,709
Prepaid expenses	192,520	469,785
Other assets	1,113	1,028

Total current assets	2,740,425	3,141,857
Fixed assets, net	42,270	55,653
Other assets	6,282	6,281

Total assets	$2,788,977	$3,203,791

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465,050	$801,782
Accrued payroll and related liabilities	267,938	213,830
Other accrued liabilities	235,458	31,292
Deferred revenue	199,907	602,713
Income taxes payable	—	1,971

Total current liabilities	1,168,353	1,651,588

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,552,740	14,550,067
Accumulated deficit	(12,130,298)	(12,196,046)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,620,624	1,552,203,

Total liabilities and stockholders’ equity	$2,788,977	$3,203,791

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,
	2009	2008
Sales
Professional fees	$1,302,031	$1,261,155
Software sales	686,375	334,739

Total sales	1,988,406	1,595,894

Cost of sales
Cost of professional fees	751,295	870,538
Cost of software sales	580,411	234,692

Total cost of sales	1,331,706	1,105,230

Gross profit	656,700	490,664
Selling, general and administrative expenses	535,944	567,384

Income (loss) from operations	120,756	(76,720)
Other income, net	1,353	5,659

Income (loss) before provision for income taxes	122,109	(71,061)
Provision for income taxes	—	—

Net income (loss)	$122,109	$(71,061)

Comprehensive income (loss)	$122,109	$(71,061)

Earnings (loss) per common share:
Basic:	$0.01	($0.01)

Diluted:	$0.01	($0.01)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,208,403	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Sales
Professional fees	$3,601,267	$4,093,179
Software sales	1,186,080	949,294

Total sales	4,787,347	5,042,473

Cost of sales
Cost of professional fees	2,295,532	3,027,293
Cost of software sales	930,711	681,189

Total cost of sales	3,226,243	3,708,482

Gross profit	1,561,104	1,333,991
Selling, general and administrative expenses	1,503,324	1,618,459

Income (loss) from operations	57,780	(284,468)
Other income, net	7,968	15,556

Income (loss) before provision for income taxes	65,748	(268,912)
Provision for income taxes	—	—

Net income (loss)	$65,748	$(268,912)

Comprehensive income (loss)	$65,748	$(268,912)

Earnings (loss) per common share:
Basic:	$0.01	($0.02)

Diluted:	$0.01	($0.02)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,207,820	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$65,748	$(268,912)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	24,692	27,081
Stock compensation	2,673	3,576
Changes in operating assets and liabilities
Accounts receivable	(483,134)	406,014
Other receivables and prepaid expenses	277,179	(54,680)
Accounts payable and accrued expenses	(78,458)	(267,668)
Deferred revenue	(402,806)	44,231
Income taxes payable	(1,971)	—

Net cash used by operating activities	(596,077)	(110,358)

Cash flows from investing activities:
Purchases of fixed assets	(11,309)	(11,398)

Net cash used by investing activities	(11,309)	(11,398)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(607,386)	(121,756)
Cash and cash equivalents at beginning of the period	1,549,335	1,222,742

Cash and cash equivalents at end of the period	$941,949	$1,100,986

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our results of operations and financial condition.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending September 30, 2009.

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable reported on the Company’s balance sheets include unbilled accounts receivable of $3,003 and $0 as of September 30, 2009, and December 31, 2008, respectively. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts totaled $11,626 at September 30, 2009, and $9,229 at December 31, 2008.

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

At September 30, 2009, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $638 and $1,189 for the three months ended September 30, 2009 and 2008, respectively, of which $0 related to options awarded to non-employees. Total compensation expense related to these plans was $2,673 and $3,576 for the nine months ended September 30, 2009 and 2008, respectively, of which $0 related to options awarded to non-employees.

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

Subsequent Events

FASB Accounting Standards Codification Topic 855, “Subsequent Events” addresses events which occur after the balance sheet date but before the issuance of financial statements. An entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that existed after the balance sheet date. Additionally, Topic 855 requires disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. The additional disclosures required by this standard are included in Note 4.

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

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

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

During the three months ended September 30, 2009, the Company granted options to certain employees to purchase an aggregate of 1,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.08 at the measurement date, and did not grant any options to non-employees. During the three months ended September 30, 2008, the Company granted options to certain employees to purchase an aggregate of 10,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.08, and did not grant options to non-employee consultants.

During the nine months ended September 30, 2009, the Company granted options to certain employees to purchase an aggregate of 34,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.04 at the measurement date, and granted options to certain non-employee consultants to purchase an aggregate of 1,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.09 at the measurement. During the nine months ended September 30, 2008, the Company granted options to certain employees to purchase an aggregate of 41,500 shares of the Company’s common stock, with a per share weighted average fair value of $0.13, and did not grant options to non-employee consultants.

The fair values of option awards granted in the three months ended and nine months ended September 30, 2009 and 2008, were estimated using the Black Sholes option pricing model with the following assumptions:

	Three Months		Nine Months
	2009	2008	2009	2008
Risk free interest rate	2.46%	3.30%	1.60 – 3.72%	2.78 – 3.49%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5-10 years	5 years
Expected volatility	61.4%	61.2%	59.1 – 105.6%	61.2 – 64.4%

The Company had a stock option plan, which became effective September 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 624,000 unexpired exercisable options remaining from the 1996 Plan at September 30, 2009.

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees, directors and certain non-employees. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or within prescribed time periods when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan for the three months ended and the nine months ended September 30, 2009 and 2008, were eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Option activity under the foregoing option plans as of September 30, 2009, and changes during the three months ended September 30, 2009 and 2008, were as follows:

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2008	1,089,000	$0.35
Options granted	12,500	0.07
Options exercised, expired or forfeited	21,000	0.40

Balance at March 31, 2009	1,080,500	0.35
Options granted	21,000	0.09
Options exercised, expired or forfeited	83,000	0.57

Balance at June 30, 2009	1,018,500	0.34
Options granted	1,500	0.15
Options exercised, expired or forfeited	1,000	0.17

Balance at September 30, 2009	1,019,000	0.33

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	4,000	0.28
Options exercised, expired or forfeited	8,500	0.51

Balance at March 31, 2008	1,104,500	0.41
Options granted	27,500	0.27
Options exercised, expired or forfeited	3,000	0.36

Balance at June 30, 2008	1,129,000	0.40
Options granted	10,000	0.14
Options exercised, expired or forfeited	—	n/a

Balance at September 30, 2008	1,139,000	0.40

The following table summarizes information about options at September 30, 2009:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,019,000	$0.33	5.0	$3,060	963,750	$0.34	4.8	$270

Nonvested stock options as of September 30, 2009, and changes during the three months ended September 30, 2009 and 2008, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2008	46,000	$0.14
Granted	12,500	0.04
Vested	3,500	0.19
Expired before vesting	1,000	0.25

Balance at March 31, 2009	54,000	0.11
Granted	21,000	0.05
Vested	15,750	0.15

Balance at June 30, 2009	59,250	0.08
Granted	1,500	0.08
Vested	5,000	0.08
Expired before vesting	500	0.09

Balance at September 30, 2009	55,250	0.08

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2007	25,500	$0.34
Granted	4,000	0.16
Vested	3,500	0.33
Expired before vesting	1,500	0.21

Balance at March 31, 2008	24,500	0.32
Granted	27,500	0.27
Vested	11,000	0.60
Expired before vesting	2,000	0.26

Balance at June 30, 2008	39,000	0.29
Granted	10,000	0.08
Vested	2,000	0.28

Balance at September 30, 2008	47,000	0.14

As of September 30, 2009, unrecognized compensation cost associated with non-vested share based employee compensation approximated $1,773, which is expected to be recognized over a weighted average period of 6 months.

The Board of Directors has also granted warrants to directors, employees and others. There were no warrants issued in 2009 or 2008. There were no warrants exercised in 2009 or in 2008. As of September 30, 2009 and 2008, outstanding warrants were 12,000. The purchase price for shares issued upon exercise of these warrants is $0.01 per share. These warrants are immediately exercisable.

4.	Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued, which was November 14, 2009, the date of Information Analysis Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

5.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2009:
Income available to common stockholders	$122,109	11,196,760	$0.01
Effect of dilutive stock options	—	500	—
Effect of dilutive stock warrants	—	11,143	—
Diluted net income per common share for the three months ended September 30, 2009:	$122,109	11,208,403	$0.01

Basic net loss per common share for the three months ended September 30, 2008:
Income available to common stockholders	($71,061)	11,196,760	($0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the three months ended September 30, 2008:	($71,061)	11,196,760	($0.01)

Basic net income per common share for the nine months ended September 30, 2009:
Income available to common stockholders	$65,748	11,196,760	$0.01
Effect of dilutive stock options	—	60	—
Effect of dilutive stock warrants	—	11,000	—
Diluted net income per common share for the nine months ended September 30, 2009:	$65,748	11,207,820	$0.01

Basic net loss per common share for the nine months ended September 30, 2008:
Income available to common stockholders	($268,912)	11,196,760	($0.02)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the nine months ended September 30, 2008:	($268,912)	11,196,760	($0.02)

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have determined that two of our customers from whom we subcontract for services to federal agencies currently represent material portions of our revenue. These customers accounted for 15.2% and 10.0% of revenue in the third quarter.

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenue

Our revenues in the third quarter of 2009 were $1,988,406, compared to $1,595,894 in 2008, an increase of 24.6%. Professional services revenue was $1,302,031 versus $1,261,155, an increase of 3.2%, and software product revenue was $686,375 versus $334,739, an increase of 105.0%. The increase in professional services revenue is due an increase in our electronic forms-related services. The increase in software product revenue is primarily due to a number of one-time product sales. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time.

Gross Margins

Gross margin was $656,700, or 33.0% of sales, in the third quarter of 2009 versus $490,664, or 30.7% of sales, in the third quarter of 2008. $550,736 of the gross margin was attributable to professional services at a gross margin percentage of 42.3%, and $105,964 of the gross margin was attributable to software sales at a gross margin percentage of 15.4%. In the same quarter in 2008, we reported gross margins of $390,617, or 31.0% of sales for professional services and $100,047, or 29.9% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due to the combination of the the addition or expansion of contracts with more desirable margins and expiration of lower-margin contracts. Our increase in the dollar value of gross margin on software sales is due to an increase in initial sales of software products, which is subject to considerable fluctuation. The decrease in gross margin as a percentage of software sales is due to the increase in initial software product sales, which frequently have smaller gross margins than the continuing maintenance on those software products, as well as a decrease in margins on continuing maintenance contracts. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $535,944, or 27.0% of revenues, in the third quarter of 2009 versus $567,384, or 35.6% of revenues, in the third quarter of 2008. This decrease is due to the aggregate of an increase in incentives earned by our marketing personnel and an increase in the fringe benefits allocated to overhead and administrative personnel, offset by a decrease in overhead salaries, general and administrative salaries, marketing expenses, and recruiting expenses.

Profits

Net income for the three months ended September 30, 2009, was $122,109, or 6.1% of revenue, versus a net loss of ($71,061), or (4.5%) of revenue, for the same period in 2008. The increase in profitability is due to replacing expiring lower-margin professional services contracts with higher-margin contracts and the increase in the sales of software products, as well as reducing non revenue-producing salary expenditures while paying incentives based on profitability of contracts.

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

Nine months Ended September 30, 2009 versus Nine months Ended September 30, 2008

Revenue

Our revenues in the first nine months of 2009 were $4,787,347, compared to $5,042,473 in 2008, a decrease of 5.1%. Professional services revenue was $3,601,267 versus $4,093,179, a decrease of 12.0%, and software product revenue was $1,186,080 versus $949,294, an increase of 24.9%. The decrease in professional services revenue is primarily due to the expiration of contracts. Our new and continuing contracts did not produce sufficient levels of activity and revenue to offset the reductions of the levels of activity and the revenues from our expired contracts. The increase in software product revenue is due to normal fluctuations in sales of Micro Focus and Adobe products and related software maintenance contracts. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time.

Gross Margins

Gross margin was $1,561,104, or 32.6% of sales, in the first nine months of 2009 versus $1,333,991, or 26.5% of sales, in the first nine months of 2008. Of the 2009 gross margin, $1,305,735 was attributable to professional services and $255,369 was attributable to software sales. Our gross margin percentage was 36.3% for professional services and 21.5% for software sales for the nine months ended September 30, 2009. In the same nine months in 2008, we recorded gross margins of $1,065,886, or 26.0% of sales for professional services and $268,105, or 28.2% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due to the combination of the addition or expansion of contracts with more desirable margins and the expiration of lower-margin contracts. Our decrease in the dollar value of gross margin on software sales and gross margin as a percentage of software sales is due to a shift in the software sales product mix from ongoing maintenance to initial software product sales, which frequently have smaller gross margins than the continuing maintenance on those software products, as well as a decrease in margins on continuing maintenance contracts. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $1,503,324, or 31.4% of revenues, in the first nine months of 2009 versus $1,618,459, or 32.1% of revenues, in the first nine months of 2008. This decrease is due to the aggregate of an increase in incentives earned by our marketing personnel, offset by a decrease in the fringe benefits allocated to overhead and administrative personnel, overhead salaries, general and administrative salaries, marketing expenses, marketing consultants, and recruiting expenses.

Profits

Net income for the nine months ended September 30, 2009, was $65,748, or 1.4% of revenue, versus a net loss of ($268,912), or (5.3%) of revenue, for the same period in 2008. The increase in profitability is due to replacing expiring lower-margin professional services contracts with higher-margin contracts and the increase in the sales of software products, as well as reducing non revenue-producing salary expenditures while paying incentives based on profitability of contracts.

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

Liquidity and Capital Resources

Throughout 2008, and for the first quarter of 2009, we experienced operating and net losses. In the second and third quarters of 2009, we had operating income of $3,617 and $120,756, respectively, and net income of $5,982 and $122,109, respectively. Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. Net cash used by operating, investing and financing activities in the third quarter was $15,598, which when subtracted from a beginning balance of $957,547 at June 30, 2009, yielded cash and cash equivalents of $941,949 at September 30, 2009. Our accounts receivable balances increased $603,215 in the third quarter, due to the combination of new software products sales contracts and an increase in the activity on existing contracts. Our accounts payable balances increased $362,524 due largely to the cost side of the new software product sales contracts. Our deferred revenue balance decreased $17,607 due to the regular recognition of revenue on software maintenance contracts ratably over the life of the contracts.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2006, and expires on December 1, 2009. As of September 30, 2009, no amounts were outstanding under this line of credit. At September 30, 2009, our allowable borrowings were the maximum of $1,000,000 based on our outstanding accounts receivable.

Although the bank has extended our line of credit from August 1 to December 1, 2009, it has not formally waived the default of our covenant not to incur an annual net loss for the year ended December 31, 2008. In the absence of a formal waiver of the defaulted covenant, the bank could exercise its right not to advance us funds under the line of credit, should we need to borrow funds. At this time, we do not anticipate borrowing funds under our line of credit within the next year.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period reported in this quarterly report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our annual report on Form 10-K for the year ended December 31, 2008. Except as presented below, there have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008.

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

Item 6.	Exhibits

(a)	Exhibits: See Exhibit Index on page 18.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: November 16, 2009	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	Third Quarter 2009 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q