Form 10-K
period 2009-12-31
INFORMATION ANALYSIS INC
filed 2010-03-31
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $883,187 as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    11,196,760 shares Common Stock, $0.01 par value, as of March 30, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

i

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Over the last eleven years we have developed a series of workbench tools called ICONS. These tools, used in conjunction with our methodology, enhance a programmer’s ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL and Unisys COBOL. ICONS facilitates our ability to provide systems modernization services to companies and government agencies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client servers, intranet and Internet platforms. A number of leads derived from Micro Focus and Microsoft require use of our ICONS tools as a precursor to implementing the Micro Focus solution.

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

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2010 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

We have also built several important relationships with larger companies such as Unisys, General Dynamics, Price Waterhouse Coopers, and Deloitte Consulting. These relationships have already resulted in new opportunities that we intend to expand in 2010.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Management will not only explore ways to expand our current market spaces, but intends to explore new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2010.

Backlog

As of December 31, 2009, we estimated our backlog at approximately $21.3 million over the next three years, of which $3.8 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Employees

As of December 31, 2009, we employed 29 full-time and 4 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 11 individuals for professional information technology services. Approximately 75% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on May 31, 2013. We believe that our current facility is suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings.

There are presently no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2009				Fiscal Year Ended December 31, 2008
	Quarter Ended:				Quarter Ended:
	3/31/09	6/30/09	9/30/09	12/31/09	3/31/08	6/30/08	9/30/08	12/31/08
High	$0.08	$0.15	$0.48	$0.20	$0.37	$0.29	$0.18	$0.14
Low	$0.05	$0.06	$0.09	$0.10	$0.25	$0.14	$0.14	$0.04

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

Holders

As of December 31, 2009, we had 116 holders of record of our Common Stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1,2]	1,019,000	$0.33	553,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,019,000	$0.33	553,000

Information Analysis Incorporated	2009 Annual Report on Form 10-K

[1]

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

[2]

The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

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

Overview

During 2009 our sales and marketing efforts were focused to capitalize on our expertise in these areas – electronic forms software, conversion, modernization, accessibility, and web-enablement, services and tools to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, development and support of database-backed web portals, other web-based solutions, and management consulting services.

In 2009 we had net income of $164,062. Our stockholders’ equity was $1,719,584 at December 31, 2009. Our gross margins improved by $479,695 on only slightly increased revenue. Direct costs related to sales of professional services fell by $567,060, due to a number of new contracts which capitalized on the efficiencies of our employees and systems in our modernization and electronic forms disciplines. Our expenses related to sales, general and administrative infrastructure decreased slightly in 2009, though expenditures for commissions earned increased significantly. The commission increases are directly related to the margin increases on our contracts, and the resulting commissions payable are reflected in increases in accrued liabilities. Our accounts payable decreased by $712,222 due to the timing of product orders, several of which were outstanding at the prior year end. Our deferred revenue increased due to additional sales of maintenance contracts.

Despite having net income and increases in deferred revenue, our cash and cash equivalents decreased $70,831, due to increases in prepaid maintenance contracts under which revenue is deferred and a large decrease in accounts payable. We were able to maintain and to grow our investment in interest bearing accounts, and we were able to operate throughout 2009 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2009	December 31, 2008
Revenue	100.0%	100.0%
Cost of Goods Sold	68.2%	75.0%

Gross Profit	31.8%	25.0%
Operating Expenses
Selling, general and administrative	(29.5)%	(30.8)%

Income (loss) from operations	2.3%	(5.8)%
Other income	0.1%	0.3%

Income (loss) before income taxes	2.4%	(5.5)%
Provision for income taxes	(0.0)%	(0.0)%

Net income (loss)	2.4%	(5.5)%

Information Analysis Incorporated	2009 Annual Report on Form 10-K

2009 Compared to 2008

Revenue. Revenue for 2009 increased $18 thousand, or 0.3%, to $6.71 million from $6.69 million in 2008. Revenue from professional services decreased $12 thousand, or 0.2%, to $4.94 million in 2009 from $4.95 million in 2008. Revenue from software sales increased $30 thousand, or 1.7%, to $1.77 million in 2009 from $1.74 million in 2008. In 2009, we were able to replace expiring professional services contracts with contracts that generated a similar amount of revenue.

Gross Profit. Gross profit increased $480 thousand, or 28.6% in 2009 versus 2008. Gross profit as a percentage of revenue increased to 32.1% of revenue in 2009 from 25.0% of revenue in 2008. Though revenue remained fairly consistent, direct costs related to sales of professional services fell by $567 thousand, due to a number of new contracts which capitalized on the efficiencies of our employees and systems in our modernization and electronic forms disciplines. Professional services gross margin was $1.8 million or 37.2% of revenue in 2009, compared to $1.3 million, or 25.9% of revenue in 2008. Software sales gross margin decreased from $395 thousand in 2008 to $319 thousand in 2009. Gross margin as a percentage of revenue for software sales decreased from 22.6% in 2008 to 18.0% in 2009. This difference in gross margin as a percentage of revenue for software sales is largely due to pricing changes with suppliers and changes in the product mix sold.

Selling, General and Administrative. Selling, general and administrative expense for 2009 decreased $67 thousand to $2.00 million, or 29.8% of revenue, from $2.07 million, or 30.9% of revenue, in 2008. Commissions on sales increased significantly with the increases in gross profit, but decreases in most other areas of selling, general and administrative expenses absorbed those increases.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Company’s accounting policies. The adoption of the Codification did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending December 31, 2009.

Recent Accounting Pronouncements Not Yet Adopted

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

Liquidity and Capital Resources

In 2009, we returned to experiencing income from operations as well as net income. Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2009, net cash used by operating, investing and financing activities was $70,831, which when added to a beginning balance of $1,549,335 yielded cash and cash equivalents of $1,478,504 at December 31, 2009. Our accounts receivable balances decreased $181,503, due to a combination of a decrease in outstanding product-related invoices at year end and our concerted efforts to get invoices billed more timely and to collect balances on them in a more timely way. Our accounts payable balance at December 31, 2009, was $89,560, $712,222 less than at the prior year end. We had no non-current liabilities at December 31, 2009.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2010. As of December 31, 2009, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2009.

Given our strong cash position, we anticipate that we will be able to meet our cash requirements beyond the next twelve months, based on our current operating plan.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Contractual Obligations

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$—	$—	$—	$—	$—
[Capital Lease Obligations]	—	—	—	—	—
[Operating Lease Obligations] Lease of Principal Offices	306,238	78,307	187,750	40,181	—
[Purchase Obligations]	—	—	—	—	—
[Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP]	—	—	—	—	—
Total	$306,238	$78,307	$187,750	$40,181	$—

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

We engage in fixed price contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountants Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, we recognize revenue on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with IAI as a principal under authoritative guidance from the Financial Accounting Standards Board (FASB). This determination was based on the following: 1) We have inventory risk as suppliers are not obligated to accept returns, 2) we have reasonable latitude, within economic constraints, in establishing price, 3) we, in our marketing efforts, frequently aid the customer in determining product specifications, 4) we have physical loss inventory risk as title transfers at the shipping point, 5) we bear full credit risk, and 6) the amount we earn in the transaction is neither a fixed dollar amount nor a fixed percentage.

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

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Item 8.	Financial Statements and Supplementary Data.

PART F/S

Information Analysis Incorporated	2009 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 31, 2010

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$1,478,504	$1,549,335
Accounts receivable, net	940,206	1,121,709
Prepaid expenses	688,914	469,785
Other assets	—	1,028

Total current assets	3,107,624	3,141,857

Fixed assets, net of accumulated depreciation and amortization of $559,945 and $527,445	36,434	55,653
Other assets	6,281	6,281

Total assets	$3,150,339	$3,203,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$89,560	$801,782
Deferred revenue	779,367	602,713
Other accrued liabilities	306,910	31,292
Accrued payroll and related liabilities	254,918	213,830
Income taxes payable	—	1,971

Total current liabilities	1,430,755	1,651,588

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,839,376 issued, 11,196,760 outstanding as of December 31, 2009 and 2008	128,393	128,393
Additional paid-in capital	14,553,386	14,550,067
Accumulated deficit	(12,031,984)	(12,196,046)
Treasury stock, 1,642,616 shares at cost at December 31, 2009 and 2008	(930,211)	(930,211)

Total stockholders’ equity	1,719,584	1,552,203

Total liabilities and stockholders’ equity	$3,150,339	$3,203,791

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008
Sales
Professional fees	$4,938,594	$4,950,619
Software sales	1,772,780	1,742,834

Total sales	6,711,374	6,693,453

Cost of sales
Cost of professional fees	3,101,775	3,668,835
Cost of software sales	1,453,525	1,348,239

Total cost of sales	4,555,300	5,017,074

Gross profit	2,156,074	1,676,379

Selling, general and administrative expenses	2,001,908	2,068,983

Income (loss) from operations	154,166	(392,604)
Other income	9,896	21,214

Income (loss) before provision for income taxes	164,062	(371,390)
Provision for income taxes	—	—

Net income (loss)	$164,062	$(371,390)

Earnings (loss) per common share - basic	$0.01	$(0.03)

Earnings (loss) per common share - diluted	$0.01	$(0.03)

Weighted average common shares outstanding
Basic	11,196,760	11,196,760

Diluted	11,207,905	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances, December 31, 2007	12,839,376	$128,393	$14,545,367	$(11,824,656)	$(930,211)	$1,918,893

Net Income	—	—	—	(371,390)	—	(371,390)

Stock option compensation	—	—	4,700	—	—	4,700

Balances, December 31, 2008	12,839,376	$128,393	$14,550,067	$(12,196,046)	$(930,211)	$1,552,203

Net Income	—	—	—	164,062	—	164,062

Stock option compensation	—	—	3,319	—	—	3,319

Balances, December 31, 2009	12,839,376	$128,393	$14,553,386	$(12,031,984)	$(930,211)	$1,719,584

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$164,062	$(371,390)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock option compensation	3,319	4,700
Depreciation and amortization	32,500	35,880
Changes in operating assets and liabilities
Accounts receivable	181,503	438,321
Other assets and prepaid expenses	(218,101)	1,420
Accounts payable and accrued expenses	(395,516)	22,840
Deferred revenue	176,654	208,739
Income taxes payable	(1,971)	(1,529)

Net cash (used in) provided by operating activities	(57,550)	338,981

Cash flows from investing activities:
Acquisition of furniture and equipment	(13,281)	(12,388)

Net cash used in investing activities	(13,281)	(12,388)

Net (decrease) increase in cash and cash equivalents	(70,831)	326,593

Cash and cash equivalents, beginning of the year	1,549,335	1,222,742

Cash and cash equivalents, end of the year	$1,478,504	$1,549,335

Supplemental cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$1,529

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2009 Annual Report on Form 10-K

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

The Company engages in fixed price contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountants Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.”

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal under authoritative guidance issued by the FASB,. This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

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

Segment Reporting

In accordance with authoritative guidance issued by the FASB, the Company has concluded that it operates in one business segment, providing products and services to modernize client information systems.

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $29,918 and $9,229 at December 31, 2009 and 2008, respectively.

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

Stock-Based Compensation

At December 31, 2009, the Company had the stock-based compensation plans described in Note 10 below. Total compensation expense related to these plans was $3,319 and $4,700 for the years ended December 31, 2009 and 2008, respectively, of which $90 and $0, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted to establish the expense using the Black-Scholes model.

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements adopted for 2009

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Company’s accounting policies. The adoption of the Codification did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending December 31, 2009.

Recent Accounting Pronouncements not yet adopted

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

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

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.

Fair Market Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, and accounts payable. Management believes the carrying value of financial instruments approximates their fair market value, unless disclosed otherwise in the accompanying notes.

Subsequent Events

The Company has evaluated subsequent events occurring through the filing date of these financial statements and has determined that all appropriate subsequent event disclosures, if any, have been made in the notes to the financial statements.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

2. Receivables

Accounts receivable at December 31, 2009 and 2008, consist of the following:

	2009	2008
Billed-federal government	$914,850	$1,027,324
Billed-commercial and other	55,274	103,614

Total billed	970,124	1,130,938
Unbilled	—	—
Less: allowance for doubtful accounts	(29,918)	(9,229)

Accounts receivable, net	$940,206	$1,121,709

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

3. Fixed Assets

A summary of fixed assets and equipment at December 31, 2009 and 2008, consist of the following:

	2009	2008
Furniture and equipment	$177,956	$175,481
Computer equipment and software	418,423	407,617

Subtotal	596,379	583,098
Less: accumulated depreciation and amortization	(559,945)	(527,445)

Total	$36,434	$55,653

Depreciation expense for the years ended December 31, 2009 and 2008, were $32,500 and $35,880, respectively.

4. Other Accrued Liabilities

Other accrued liabilities at December 31, 2009 and 2008, consist of the following:

	2009	2008
Commissions payable	$222,101	$10,995
Accrued expenses	48,876	20,297
Bonuses payable	30,000	—
Unclaimed property	5,933	—

Total other accrued liabilities	$306,910	$31,292

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

5. Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. In December 2009, the credit agreement was modified to adjust the interest rate index to 3.75% above the British Bankers’ Association London Interbank Offered Rate (BBA LIBOR), to amend certain covenants, and to modify the fee structure. The line of credit expires on December 1, 2010. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances. The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2009, was 3.98%. At December 31, 2008, interest on outstanding balances was payable monthly at the Wall Street Journal Prime Rate plus 0.25%, with an effective rate of 3.5%. The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. Under the loan agreement, the Company has agreed to be bound by certain covenants, including maintaining positive net income as tested on an annual basis, maintaining a minimum tangible net worth, and producing a number of periodic financial reports for the benefit of the bank. There was no outstanding balance on the line of credit at December 31, 2009 or 2008.

6. Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2013. Rent expense was $104,022 and $99,145 for the years ended December 31, 2009 and 2008, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,	2010	78,307
	2011	92,488
	2012	95,262
	2013	40,181

Total minimum rent payments		$306,238

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

7. Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,900,900	$6,049,100
Accrued vacation and commissions	90,100	32,000
Fixed assets	48,300	(102,700)
Allowance for doubtful accounts	11,400	3,500
AMT tax credit carryforward	6,600	6,600
Other	2,800	3,600

Subtotal	6,060,100	5,992,100
Valuation allowance	(6,060,100)	(5,992,100)

Total	$—	$—

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2009	2008
Income before taxes	$164,062	$(371,390)

Income tax expense (benefit) on above amount at federal statutory rate	55,800	(126,300)
State income tax expense (benefit), net of federal expense (benefit)	6,500	(14,800)
Permanent differences	6,100	7,300
Other	(136,400)	100
Change in valuation allowance	68,000	133,700

Provision for income taxes	$—	$—

Income tax for the years ended December 31, 2009 and 2008 consists of the following:

	December 31,
	2009	2008
Current income taxes
Federal	$119,000	$—
State	14,000	—
Alternative minimum tax	—	—
Benefit from utilization of net operating losses	(133,000)	—

	—	—
Deferred taxes	—	—

	$—	$—

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $15.5 million, which expire, if unused, between the years 2012 and 2028.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

7. Income Taxes (continued)

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the internal Revenue Code. However, this deferred tax asset is fully offset by a valuation allowance.

The Company has analyzed its income tax positions using the criteria required by financial accounting standards and concluded that as of December 31, 2009 and 2008, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

8. Major Customers and Major Suppliers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for 91% and 88% of the Company’s revenues during 2009 and 2008, respectively. The Company has prime contracts with one federal government agency that accounted for 13% and 12% of the Company’s 2009 and 2008 revenue, respectively, and prime contracts with another federal government agency that accounted for 0% and 29% of the Company’s 2009 and 2008 revenue, respectively. Also, the company has subcontracts under two other companies for which work is done for federal agencies that account for 15% and 12% of the Company’s 2009 revenue, and 0% of the 2008 revenue.

The Company sold third party software and maintenance contracts under agreements with three major suppliers. These sales accounted for 26% of total revenue in both 2009 and 2008. Resale of third party software is recognized upon delivery. Revenue on third party software sales was recognized on a gross, as opposed to a net, basis in accordance with generally accepted accounting principles.

9. Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2009 and in 2008, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2009 or 2008. Matching contributions for the year ended December 31, 2009 and 2008 were $24,446 and $27,095, respectively.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

10. Stock Options and Warrants

The Company granted stock options to certain of our employees under two plans. The 1996 Stock Option Plan was adopted in 1996 (“1996 Plan”) and had options granted under it through May 29, 2006. In 2006, the Board of Directors approved and the shareholders ratified the 2006 Stock Incentive Plan (“2006 Plan”).

As determined by the members of the Compensation Committee, the Company generally grants options under the 2006 Plan at the estimated fair value at the date of grant, based upon all information available to it at the time.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years. The fair values of option awards granted in 2009 and 2008 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2009	2008

Risk free interest rate	1.60% – 3.72%	2.78% – 3.49%

Dividend yield	0%	0%

Expected term	5-10 years	5 years

Expected volatility	59.1 – 105.6%	61.2 – 64.4%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the years ended December 31, 2009 and 2008, was eighteen months. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 622,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2009.

The status of the options issued under the foregoing option plans as of December 31, 2009, and changes during the years ended December 31, 2009 and 2008, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2007	1,109,000	$0.41
Options granted	41,500	0.24
Options exercised, expired or forfeited	61,500	1.26

Balance at December 31, 2008	1,089,000	0.35
Options granted	37,000	0.09
Options exercised, expired or forfeited	107,000	0.53

Balance at December 31, 2009	1,019,000	$0.33

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

10. Stock Options and Warrants (continued)

The following table summarizes information about options at December 31, 2009:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,019,000	$0.33	4.78	$5,425	962,750	$0.34	4.53	$1,423

Nonvested stock awards as of December 31, 2009 and changes during the year ended December 31, 2009, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2008	46,000	$0.14
Granted	37,000	0.05
Vested	25,250	0.14
Expired before vesting	1,500	0.20

Balance at December 31, 2009	56,250	0.08

As of December 31, 2009 and 2008, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $1,267 and $2,901, respectively, which is expected to be recognized over a weighted average period of 6 months and 7 months, respectively.

Information Analysis Incorporated	2009 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

10. Stock Options and Warrants (continued)

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued in 2009 or 2008. There were no warrants exercised in 2009 or in 2008. As of December 31, 2009 and 2008, outstanding warrants were 12,000, all of which expire within 1 year. The purchase price for shares issued upon exercise of these warrants is $0.01 per share. These warrants are immediately exercisable.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share.

	Net Income (loss)	Shares	Per Share Amount
Basic net income per common share for the year ended December 31, 2009:
Income available to common stockholders	$164,173	11,196,760	$0.01
Effect of dilutive stock options		105	—
Effect of dilutive warrants		11,040	—

Diluted net income per common share for the year ended December 31, 2009:	$164,173	11,207,905	$0.01

Basic net loss per common share for the year ended December 31, 2008:
Income available to common stockholders	$(371,390)	11,196,760	$(0.03)
Effect of dilutive stock options and warrants		—	—

Diluted net loss per common share for the year ended December 31, 2008:	$(371,390)	11,196,760	$(0.03)

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Item 9A(T).	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Information Analysis Incorporated	2009 Annual Report on Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/S/ SANDOR ROSENBERG
Sandor Rosenberg, President
March 31, 2010

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

Signature		Title	Date

By	/S/ SANDOR ROSENBERG	Chairman of the Board, Chief	March 31, 2010
	Sandor Rosenberg	Executive Officer and President

By	/S/ CHARLES A. MAY, JR.	Director	March 31, 2010
Charles A. May

By	/S/ BONNIE K. WACHTEL	Director	March 31, 2010
Bonnie K. Wachtel

By	/S/ JAMES D. WESTER	Director	March 31, 2010
James D. Wester

By	/S/ RICHARD S. DEROSE	Chief Financial Officer,	March 31, 2010
	Richard S. DeRose	Secretary and Treasurer

By	/S/ MATTHEW T. SANDS	Controller	March 31, 2010
Matthew T. Sands

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Exhibit Index

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.7	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006

10.8	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2006, and filed on April 2, 2007

10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2008, and filed on March 31, 2009

10.10	Fourth Modification of Lease, dated November 12, 2009, to extend term of lease three years.	Filed with this Form 10-K

10.11	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Filed with this Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-K

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K

Information Analysis Incorporated	2009 Annual Report on Form 10-K

Exhibit No.	Description	Location

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K