Form 10-Q
period 2010-03-31
INFORMATION ANALYSIS INC
filed 2010-05-17
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22405

Information Analysis Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road

Suite 201

Fairfax, Virginia 22030

(703) 383-3000

(Address including zip code, and telephone number, including area code, of principal executive offices)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2010, 11,196,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,378,659	$1,478,504
Accounts receivable, net	1,793,756	940,206
Prepaid expenses	939,362	688,914

Total current assets	4,111,777	3,107,624
Fixed assets, net	35,713	36,434
Other assets	6,281	6,281

Total assets	$4,153,771	$3,150,339

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,616	$89,560
Deferred revenue	1,114,369	779,367
Other accrued liabilities	447,392	306,910
Accrued payroll and related liabilities	257,162	254,918

Total current liabilities	2,323,539	1,430,755

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,560,267	14,553,386
Accumulated deficit	(11,928,217)	(12,031,984)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,830,232	1,719,584,

Total liabilities and stockholders’ equity	$4,153,771	$3,150,339

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2010	2009
Sales
Professional fees	$1,513,219	$1,101,003
Software sales	502,348	293,448

Total sales	2,015,567	1,394,451

Cost of sales
Cost of professional fees	790,521	795,906
Cost of software sales	421,853	198,113

Total cost of sales	1,212,374	994,019

Gross profit	803,193	400,432
Selling, general and administrative expenses	701,732	467,026

Income (loss) from operations	101,461	(66,594)
Other income, net	2,306	4,250

Income (loss) before provision for income taxes	103,767	(62,344)
Provision for income taxes	—	—

Net income (loss)	$103,767	$(62,344)

Earnings (loss) per common share:
Basic:	$0.01	$(0.01)

Diluted:	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,202,893	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$103,767	$(62,344)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock option compensation	6,881	1,059
Depreciation and amortization	6,198	8,430
Changes in operating assets and liabilities
Accounts receivable	(853,550)	239,891
Other assets and prepaid expenses	(250,448)	112,476
Accounts payable and accrued expenses	557,782	(531,735)
Deferred revenue	335,002	(177,093)

Net cash used in operating activities	(94,368)	(409,316)

Cash flows from investing activities:
Acquisition of furniture and equipment	(5,477)	(3,061)

Net cash used in investing activities	(5,477)	(3,061)

Net decrease in cash and cash equivalents	(99,845)	(412,377)
Cash and cash equivalents, beginning of the period	1,478,504	1,549,335

Cash and cash equivalents, end of the period	$1,378,659	$1,136,958

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2009 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal under authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $29,918 at March 31, 2009 and December 31, 2009.

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

Stock-Based Compensation

At March 31, 2010, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $6,881 and $1,059 for the quarters ended March 31, 2010 and 2009, respectively, of which $5,250 and $0, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted to establish the expense using the Black-Scholes valuation model.

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

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements adopted

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the quarter ended September 30, 2009. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-Q

Recent Accounting Pronouncements not yet adopted

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact the adoption of this update might have on its results of operations and financial condition.

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

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact the adoption of this update might have on its results of operations and financial condition.

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years. The fair values of option awards granted in the three months ending March 31, 2010 and 2009 were estimated using the Black-Sholes option pricing model under the following assumptions:

	Three Months ended March 31, 2010	Three months ended March 31, 2009
Risk free interest rate	2.42% – 3.66%	1.60% – 1.87%
Dividend yield	0%	0%
Expected term	5-10 years	5 years
Expected volatility	63.3% – 97.6%	59.1% – 59.4%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan in the three months ended March 31, 2010 and 2009, were fourteen months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 618,500 and 622,000 unexpired exercisable options remaining from the 1996 Plan at March 31, 2010 and December 31, 2009, respectively.

The status of the options issued under the foregoing option plans as of March 31, 2010, and changes during the quarters ended March 31, 2010 and 2009, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2009	1,019,000	$0.33
Options granted	98,000	0.18
Options exercised, expired or forfeited	4,250	0.53

Balance at March 31, 2010	1,112,750	$0.31

Balance at December 31, 2008	1,089,000	$0.35
Options granted	12,500	0.07
Options exercised, expired or forfeited	21,000	0.40

Balance at March 31, 2009	1,080,500	$0.35

The following table summarizes information about options at March 31, 2010:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,112,750	$0.31	5.00	$5,338	967,500	$0.33	4.33	$1,718

Nonvested stock awards as of March 31, 2010 and changes during the quarter ended March 31, 2010, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2009	56,250	$0.08
Granted	98,000	0.12
Vested	8,250	0.07
Expired before vesting	750	0.04

Balance at March 31, 2010	145,250	0.11

As of March 31, 2010 and 2009, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $6,070 and $2,296, respectively, which are expected to be recognized over weighted average periods of 6 months and 7 months, respectively.

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

3. Stock Options and Warrants (continued)

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued or exercised in the three months ended March 31, 2010 and in fiscal years 2009 or 2008. There were no warrants exercised in 2009 or in 2008. As of March 31, 2010 and 2009, outstanding warrants were 0 and 12,000, respectively. The purchase price for shares issued upon exercise of these warrants was $0.01 per share. These warrants were immediately exercisable.

4.	Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended March 31, 2010:
Income available to common stockholders	$103,767	11,196,760	$0.01
Effect of dilutive stock options	—	6,133	—
Diluted net income per common share for the three months ended March 31, 2010:	$103,767	11,202,893	$0.01

Basic net loss per common share for the three months ended March 31, 2009:
Income available to common stockholders	($62,344)	11,196,760	($0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the three months ended March 31, 2009:	($62,344)	11,196,760	($0.01)

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2009 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

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

Three of our customers, two of which are government agencies with which we contract directly and one of which is a company with which we contract for services to government agencies, represent material portions of our revenue. These customers accounted for 29.3%, 19.4% and 14.5% of revenue in the first quarter, respectively.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenue

Our revenues in the first quarter of 2010 were $2,015,567, compared to $1,394,451 in 2009, an increase of 44.5%. Professional services revenue was $1,513,219 versus $1,101,003, an increase of 37.4%, and software product and maintenance revenue was $502,348 versus $293,448, an increase of 71.2%. The increase in professional services revenue is due an increase in our electronic forms-related services. The increase in software product and maintenance revenue is primarily due to a few substantial software maintenance sales. Software product sales are subject to considerable fluctuation from period to period, based on the aggregate of demand, customer funding, and customer lead time.

Gross Margins

Gross margin was $803,193, or 39.8% of sales, in the first quarter of 2010 versus $400,432, or 28.7% of sales, in the first quarter of 2009. $722,698 of the gross margin was attributable to professional services at a gross margin percentage of 47.8%, and $80,495 of the gross margin was attributable to software sales at a gross margin percentage of 16.0%. In the same quarter in 2009, we reported gross margins of $305,097, or 27.7% of sales for professional services and $95,335, or 32.5% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

mainly to the addition of new forms services contracts, some of which are shorter-term contracts. Forms services contracts generally include fixed price elements whose margins increase when we establish operating efficiencies with individual customers. We expect to continue to add contracts with better margins, though we have several contracts with more limited margins that have rights to exercise option years with only limited incremental increases in the prices of deliverables. Our decrease in the dollar value of gross margin on software sales - despite an increase in revenue on software sales - is due to increasing prices from third party software suppliers in conjunction with the need to discount prices to win contracts over competitors. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $701,732, or 34.8% of revenues, in the first quarter of 2010 versus $467,026, or 33.5% of revenues, in the first quarter of 2009. This increase of $234,706, or 50.3%, is due almost entirely to the increase in incentives earned by our marketing personnel as a result of our increases in both revenue and gross margin on services.

Net income (loss)

Net income for the three months ended March 31, 2010, was $103,767, or 5.1% of revenue, versus a net loss of ($62,344), or (4.5%) of revenue, for the same period in 2009. The increase in profitability is due to the addition or expansion of forms services contracts, which generally include fixed price elements, and the operating efficiencies we establish on these fixed-price forms-related contracts.

Liquidity and Capital Resources

In the third and fourth quarters of 2009 and the first quarter of 2010, we had operating income of $120,756, $96,386 and $101,461, respectively, and net income of $122,109, $98,314 and $103,767, respectively. Our December 31, 2009 cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. Net cash used by operating and investing activities in the first quarter was $99,845, which when subtracted from a beginning balance of $1,478,504 at December 31, 2009, yielded cash and cash equivalents of $1,378,659 at March 31, 2010. Our accounts receivable balances increased $853,550 in the first quarter, due to the combination of new software products sales contracts and an increase in the activity on existing contracts. Our accounts payable balances increased $557,782, due largely to the cost side of the new software product sales contracts. Our prepaid expenses and deferred revenue balances increased $250,448 and $335,002, respectively, due to the sales of software maintenance contracts for which we recognize revenue ratably over the life of the contracts.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2010. As of March 31, 2010, no amounts were outstanding under this line of credit. At March 31, 2010, our allowable borrowings were the maximum of $1,000,000 based on our outstanding accounts receivable.

Given our present cash position, we anticipate that we will be able to meet our cash requirements beyond the next twelve months, based on our current operating plan.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Item 4.	(Removed and Reserved)

Item 4T.	Controls and Procedures

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

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2009 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

(a) Exhibits: See Exhibit Index on page 14.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: May 17, 2010	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer

Information Analysis Incorporated	First Quarter 2010 Report on Form 10-Q

Exhibit Index

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q