Form 10-Q
period 2010-06-30
INFORMATION ANALYSIS INC
filed 2010-08-16
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 13, 2010, 11,196,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,932,085	$1,478,504
Accounts receivable, net	850,184	940,206
Prepaid expenses	539,442	688,914

Total current assets	3,321,711	3,107,624
Fixed assets, net	38,449	36,434
Other assets	6,281	6,281

Total assets	$3,366,441	$3,150,339

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,278	$89,560
Deferred revenue	679,606	779,367
Other accrued liabilities	466,598	306,910
Accrued payroll and related liabilities	246,358	254,918

Total current liabilities	1,455,840	1,430,755

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,562,191	14,553,386
Accumulated deficit	(11,849,772)	(12,031,984)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,910,601	1,719,584

Total liabilities and stockholders’ equity	$3,366,441	$3,150,339

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,
	2010	2009
Sales
Professional fees	$1,114,762	$1,198,233
Software sales	573,108	206,257

Total sales	1,687,870	1,404,490

Cost of sales
Cost of professional fees	665,004	748,331
Cost of software sales	460,295	152,188

Total cost of sales	1,125,299	900,519

Gross profit	562,571	503,971
Selling, general and administrative expenses	486,544	500,354

Income from operations	76,027	3,617
Other income, net	2,418	2,365

Income before provision for income taxes	78,445	5,982
Provision for income taxes	—	—

Net income	$78,445	$5,982

Earnings per common share:
Basic:	$0.01	$0.00

Diluted:	$0.01	$0.00

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,222,863	11,207,620

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the six months ended June 30,
	2010	2009
Sales
Professional fees	$2,627,981	$2,299,236
Software sales	1,075,456	499,705

Total sales	3,703,437	2,798,941

Cost of sales
Cost of professional fees	1,455,525	1,544,237
Cost of software sales	882,148	350,300

Total cost of sales	2,337,673	1,894,537

Gross profit	1,365,764	904,404
Selling, general and administrative expenses	1,188,276	967,381

Income (loss) from operations	177,488	(62,977)
Other income, net	4,724	6,615

Income (loss) before provision for income taxes	182,212	(56,362)
Provision for income taxes	—	—

Net income (loss)	$182,212	$(56,362)

Earnings (loss) per common share:
Basic:	$0.02	$(0.01)

Diluted:	$0.02	$(0.01)

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,215,187	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$182,212	$(56,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock option compensation	8,805	2,035
Depreciation and amortization	12,027	16,740
Changes in operating assets and liabilities
Accounts receivable	90,022	120,081
Other assets and prepaid expenses	149,472	282,822
Accounts payable and accrued expenses	124,846	(563,603)
Income taxes payable	—	(1,971)
Deferred revenue	(99,761)	(385,199)

Net cash provided by (used in) operating activities	467,623	(585,457)

Cash flows from investing activities:
Acquisition of furniture and equipment	(14,042)	(6,331)

Net cash used in investing activities	(14,042)	(6,331)

Net increase (decrease) in cash and cash equivalents	453,581	(591,788)
Cash and cash equivalents, beginning of the period	1,478,504	1,549,335

Cash and cash equivalents, end of the period	$1,932,085	$957,547

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $29,918 at June 30, 2010 and at December 31, 2009.

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

Stock-Based Compensation

At June 30, 2010, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,924 and $976 for the quarters ended June 30, 2010 and 2009, respectively, of which $0 related to options awarded to non-employees. For the six months ended June 30, 2010 and 2009, total compensation expense related to these plans was $8,805 and $2,035, respectively, of which $5,250 and $0, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted to establish the expense using the Black-Scholesvaluation model.

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements not yet adopted

In April 2010, the FASB issued Update no. 2010-17, which amends the authoritative guidance for revenue recognition related to the milestone method. This update provides that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety as revenue in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This update is effective in fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this update will have, if any, on its financial position, results of operations or cash flows.

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact the adoption of this update might have on its results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the existing software revenue guidance of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact the adoption of this update might have on its results of operations and financial condition.

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

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years. The fair values of option awards granted in the three months ended and the six months ended June 30, 2010 and 2009 were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Risk free interest rate	2.53%	1.86 – 3.72%	2.42 – 3.66%	1.60 – 3.72%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5-10 years	5-10 years	5-10 years
Expected volatility	63.0%	60.1 – 105.6%	63.0 – 97.6%	59.1 – 105.6%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan in the three months ended June 30, 2010 and 2009, were eighteen months, and average vesting periods for options granted to employees in the six months ended June 30, 2010 and 2009, were fourteen months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 618,500 and 622,000 unexpired exercisable options remaining from the 1996 Plan at June 30, 2010 and December 31, 2009, respectively.

The status of the options issued under the foregoing option plans as of June 30, 2010, and changes during the six months ended June 30, 2010 and 2009, were as follows:

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2009	1,019,000	$0.33
Options granted	98,000	0.18
Options exercised, expired or forfeited	4,250	0.53

Balance at March 31, 2010	1,112,750	0.35
Options granted	10,000	0.19
Options exercised, expired or forfeited	750	0.07

Balance at June 30, 2010	1,122,000	$0.31

Balance at December 31, 2008	1,089,000	$0.35
Options granted	12,500	0.07
Options exercised, expired or forfeited	21,000	0.40

Balance at March 31, 2009	1,080,500	0.35
Options granted	21,000	0.09
Options exercised, expired or forfeited	83,000	0.57

Balance at June 30, 2009	1,018,500	$0.34

The following table summarizes information about options at June 30, 2010:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,222,000	$0.31	4.80	$31,845	990,000	$0.33	4.19	$20,340

Nonvested stock awards as of June 30, 2010 and changes during the six months ended June 30, 2010, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2009	56,250	$0.08
Granted	98,000	0.12
Vested	8,250	0.07
Expired before vesting	750	0.04

Balance at March 31, 2010	145,250	0.11
Granted	10,000	0.10
Vested	23,250	0.10

Balance at June 30, 2010	132,000	$0.11

As of June 30, 2010 and 2009, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $5,146 and $2,310, respectively, which are expected to be recognized over weighted average periods of 6 months and 7 months, respectively.

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued or exercised in the six months ended June 30, 2010 and in fiscal years 2009 or 2008. As of June 30, 2010 and 2009, outstanding warrants were 0 and 12,000, respectively. The purchase price for shares issued upon exercise of these warrants was $0.01 per share. These warrants were immediately exercisable.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2010:
Income available to common stockholders	$78,445	11,196,760	$0.01
Effect of dilutive stock options	—	26,103	—
Diluted net income per common share for the three months ended June 30, 2010:	$78,445	11,222,863	$0.01

Basic net income per common share for the three months ended June 30, 2009:
Income available to common stockholders	$5,982	11,196,760	$0.00
Effect of dilutive stock options	—	3	—
Effect of dilutive stock warrants	—	10,857	—
Diluted net income per common share for the three months ended June 30, 2009:	$5,982	11,207,620	$0.00

Basic net income per common share for the six months ended June 30, 2010:
Income available to common stockholders	$182,212	11,196,760	$0.02
Effect of dilutive stock options	—	18,427	—
Diluted net income per common share for the six months ended June 30, 2010:	$182,212	11,215,187	$0.02

Basic net loss per common share for the six months ended June 30, 2009:
Income available to common stockholders	($56,362)	11,196,760	($0.01)
Effect of dilutive stock options and warrants	—	—	—
Diluted net loss per common share for the six months ended June 30, 2009:	($56,362)	11,196,760	($0.01)

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three of our customers, two of which are government agencies with which we contract directly and one of which is a company with which we contract for services to government agencies, represent material portions of our revenue. These customers accounted for 29.3%, 16.2% and 11.6% of revenue in the first six months, respectively.

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenue

Our revenues in the second quarter of 2010 were $1,687,870, compared to $1,404,490 in 2009, an increase of 20.2%. Professional services revenue was $1,114,762 versus $1,198,233, a decrease of 7.0%, and software product and maintenance revenue was $573,108 versus $206,257, an increase of 177.9%. The decrease in professional services revenue is due to the expiration or near completion of a number of contracts. The increase in software product and maintenance revenue is primarily due to a few substantial software maintenance sales. Software product sales are subject to considerable fluctuation from period to period, based on customer demand, funding, and lead time.

Gross Margins

Gross margin was $562,571, or 33.3% of sales, in the second quarter of 2010 versus $503,971, or 35.9% of sales, in the second quarter of 2009. $449,758 of the gross margin was attributable to professional services at a gross margin percentage of 40.3%, and $112,813 of the gross margin was attributable to software sales at a gross margin percentage of 19.7%. In the same quarter in 2009, we reported gross margins of $449,902, or 37.5% of sales for professional services and $54,069, or 26.2% of sales for software sales. Professional services gross margin as a percentage of sales increased due mainly to the addition of contracts with better margins than those that expired. Some of these contracts with better margins

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

are shorter-term contracts. Forms services contracts generally include fixed price elements whose margins increase when we establish operating efficiencies with individual customers. We expect to continue to add contracts with better margins, though we have several contracts with more limited margins that have rights to exercise option years with only limited incremental increases in the prices of deliverables. Our increase in the dollar value of gross margin on software sales is directly related to the increase in sales revenue. The decrease in gross margin as a percentage of software sales is due to increasing prices from third party software suppliers in conjunction with the need to discount prices to win contracts over competitors. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $486,544, or 28.8% of revenues, in the second quarter of 2010 versus $500,354, or 35.6% of revenues, in the second quarter of 2009. This decrease of $13,810, or 2.8%, is due to a decrease in incentives earned by our marketing personnel, which fluctuate with sales and profitability, a decrease in overhead salaries, and a decrease in external legal and accounting fees.

Net income

Net income for the three months ended June 30, 2010, was $78,445, or 4.6% of revenue, versus net income of $5,982, or 0.4% of revenue, for the same period in 2009. The increase in profitability is due to an increase in software sales, better margins on professional services sales, and reduced indirect costs.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenue

Our revenues in the first six months of 2010 were $3,703,437, compared to $2,798,941 in 2009, an increase of 32.3%. Professional services revenue was $2,627,981 versus $2,299,236, an increase of 14.3%, and software product and maintenance revenue was $1,075,456 versus $499,705, an increase of 115.2%. The increase in professional services revenue is due an increase in our electronic forms-related services, much of which originated from one short-term contract. The increase in software product and maintenance revenue is primarily due to a few substantial software maintenance sales. Software product sales are subject to considerable fluctuation from period to period, based on customer demand, funding, and lead time.

Gross Margins

Gross margin was $1,365,764, or 36.9% of sales, in the first six months of 2010 versus $904,404, or 32.3% of sales, in the first six months of 2009. $1,172,456 of the gross margin was attributable to professional services at a gross margin percentage of 44.6%, and $193,308 of the gross margin was attributable to software sales at a gross margin percentage of 18.0%. In the same period in 2009, we reported gross margins of $754,999, or 32.8% of sales for professional services and $149,405, or 29.9% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due mainly to the addition of new forms services contracts, some of which are shorter-term contracts. Forms services contracts generally include fixed price elements whose margins increase when we establish operating efficiencies with individual customers. Gross margin as a percentage of sales also increased due to the expiration of some other professional services contracts with very modest margins. We expect to continue to add professional services contracts with better margins. Our increase in the dollar value of gross margin on software sales is directly related to the increase in software sales revenue. The decrease in gross margin as a percentage of software sales is due to increasing prices from third party software suppliers in conjunction with the need to discount prices to win contracts over competitors. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $1,188,276, or 32.1% of revenues, in the first six months of 2010 versus $967,381, or 34.6% of revenues, in the first six months of 2009. This increase of $220,895, or 22.8%, is due almost entirely to the increase in incentives earned by our marketing personnel as a result of our increases in both revenue and gross margin on services.

Net income (loss)

Net income for the three months ended June 30, 2010, was $182,212, or 4.9% of revenue, versus a net loss of ($56,362), or (2.0%) of revenue, for the same period in 2009. The increase in profitability is due to the addition of forms services contracts, which generally include fixed price elements, and the operating efficiencies we establish on these fixed-price forms-related contracts. Net income increases can also be attributed to an increase in software sales and better margins on professional services sales.

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

Liquidity and Capital Resources

In the first six months of 2010, we had operating income of $177,488 and net income of $182,212. Our December 31, 2009 cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. Net cash provided by operating and investing activities in the first six months was $453,581, which when added to a beginning balance of $1,478,504 at December 31, 2009, yielded cash and cash equivalents of $1,932,085 at June 30, 2010. Our accounts receivable balances increased $90,022 in the first six months. Our accounts payable balances increased $124,846. Our current ratio, or the ratio of current assets to current liabilities, increased to 2.28 from 2.17.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2010. As of June 30, 2010, no amounts were outstanding under this line of credit. At June 30, 2010, $669,589 was available under this line of credit based on our outstanding accounts receivable.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Second Quarter 2010 Report on Form 10-Q

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

On June 16, 2010, we held our annual meeting of stockholders.

The vote for the election of Directors was as follows:

(i)	Charles A. May, Jr. -	4,060,374 FOR,	16,100	WITHHELD
(ii)	Sandor Rosenberg -	4,060,374 FOR,	16,100	WITHHELD
(iii)	Bonnie K. Wachtel -	3,858,374 FOR,	218,100	WITHHELD
(iv)	James D. Wester -	4,060,374 FOR,	16,100	WITHHELD

All directors were incumbents, and all will serve terms which expire at the next annual meeting of stockholders.

The vote for ratification of the selection of Reznick Group, P.C., as our Independent Public Accountants for 2010 was as follows:

9,588,554 FOR,	62,209 AGAINST,	7,890 ABSTAIN

No other items were submitted to a vote at this meeting.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 16, 2010	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer, and President

By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer