Form 10-Q
period 2010-09-30
INFORMATION ANALYSIS INC
filed 2010-11-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 12, 2010, 11,196,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,877,097	$1,478,504
Accounts receivable, net	1,666,971	940,206
Prepaid expenses	760,878	688,914
Note receivable - employee	6,383	—

Total current assets	4,311,329	3,107,624
Fixed assets, net	34,539	36,434
Note receivable - employee	12,585	—
Other assets	6,281	6,281

Total assets	$4,364,734	$3,150,339

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731,885	$89,560
Deferred revenue	805,504	779,367
Other accrued liabilities	620,580	306,910
Accrued payroll and related liabilities	251,995	254,918

Total current liabilities	2,409,964	1,430,755

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,563,977	14,553,386
Accumulated deficit	(11,807,389)	(12,031,984)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,954,770	1,719,584

Total liabilities and stockholders’ equity	$4,364,734	$3,150,339

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2010	2009
Sales
Professional fees	$1,293,060	$1,302,031
Software sales	658,451	686,375

Total sales	1,951,511	1,988,406

Cost of sales
Cost of professional fees	722,483	751,295
Cost of software sales	593,119	580,411

Total cost of sales	1,315,602	1,331,706

Gross profit	635,909	656,700
Selling, general and administrative expenses	596,122	535,944

Income from operations	39,787	120,756
Other income, net	2,596	1,353

Income before provision for income taxes	42,383	122,109
Provision for income taxes	—	—

Net income	$42,383	$122,109

Earnings per common share:
Basic:	$0.00	$0.01

Diluted:	$0.00	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,224,521	11,208,403

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2010	2009
Sales
Professional fees	$3,921,041	$3,601,267
Software sales	1,733,906	1,186,080

Total sales	5,654,947	4,787,347

Cost of sales
Cost of professional fees	2,178,008	2,295,532
Cost of software sales	1,475,267	930,711

Total cost of sales	3,653,275	3,226,243

Gross profit	2,001,672	1,561,104
Selling, general and administrative expenses	1,784,397	1,503,324

Income from operations	217,275	57,780
Other income, net	7,320	7,968

Income before provision for income taxes	224,595	65,748
Provision for income taxes	—	—

Net income	$224,595	$65,748

Earnings per common share:
Basic:	$0.02	$0.01

Diluted:	$0.02	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,216,833	11,207,820

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$224,595	$65,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option compensation	10,591	2,673
Depreciation and amortization	17,898	24,692
Bad debt expense	13,257	3,186
Changes in operating assets and liabilities
Accounts receivable	(740,022)	(486,320)
Other assets and prepaid expenses	(71,964)	277,179
Accounts payable and accrued expenses	953,072	(78,458)
Deferred revenue	26,137	(402,806)
Income taxes payable	—	(1,971)

Net cash provided by (used in) operating activities	433,564	(596,077)

Cash flows from investing activities:
Acquisition of furniture and equipment	(16,003)	(11,309)

Net cash used in investing activities	(16,003)	(11,309)

Cash flows from financing activities:
Loan to employee	(18,968)	—

Net cash used in financing activities	(18,968)	—

Net increase (decrease) in cash and cash equivalents	398,593	(607,386)
Cash and cash equivalents, beginning of the period	1,478,504	1,549,335

Cash and cash equivalents, end of the period	$1,877,097	$941,949

Supplemental cash flow Information
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

PART I

Item 1.	Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $31,087 at September 30, 2010 and $29,918 at December 31, 2009.

Note Receivable

Note receivable consists of a note to a non-officer employee of the Company. It bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on August 10, 2013.

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

Stock-Based Compensation

At September 30, 2010, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,786 and $638 for the quarters ended September 30, 2010 and 2009, respectively, of which $0 related to options awarded to non-employees. For the nine months ended September 30, 2010 and 2009, total compensation expense related to these plans was $10,591 and $2,673, respectively, of which $5,250 and $0, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted to establish the expense using the Black-Scholes valuation model.

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

2.	Summary of Significant Accounting Policies (continued)

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years. The fair values of option awards granted in the three months ended and the nine months ended September 30, 2010 and 2009 were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Risk free interest rate	n/a	2.46%	2.42 – 3.66%	1.60 – 3.72%
Dividend yield	n/a	0%	0%	0%
Expected term	n/a	5 years	5-10 years	5-10 years
Expected volatility	n/a	61.4%	63.0 – 97.6%	59.1 – 105.6%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were no options granted under 2006 Plan during the three months ended September 30, 2010. The average vesting period for options granted to employees under the 2006 Plan in the three months ended September 30, 2009, was eighteen months, and average vesting periods for options granted to employees in the nine months ended September 30, 2010 and 2009, were fourteen months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 568,500 and 622,000 unexpired exercisable options remaining from the 1996 Plan at September 30, 2010 and December 31, 2009, respectively.

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

The status of the options issued under the foregoing option plans as of September 30, 2010, and changes during the nine months ended September 30, 2010 and 2009, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2009	1,019,000	$0.33
Options granted	98,000	0.18
Options exercised, expired or forfeited	4,250	0.53

Balance at March 31, 2010	1,112,750	0.35
Options granted	10,000	0.19
Options exercised, expired or forfeited	750	0.07

Balance at June 30, 2010	1,122,000	$0.31
Options exercised, expired or forfeited	50,000	0.44

Balance at September 30, 2010	1,072,000	$0.30

Balance at December 31, 2008	1,089,000	$0.35
Options granted	12,500	0.07
Options exercised, expired or forfeited	21,000	0.40

Balance at March 31, 2009	1,080,500	0.35
Options granted	21,000	0.09
Options exercised, expired or forfeited	83,000	0.57

Balance at June 30, 2009	1,018,500	$0.34
Options granted	1,500	0.15
Options exercised, expired or forfeited	1,000	0.17

Balance at September 30, 2009	1,019,000	$0.33

The following table summarizes information about options at September 30, 2010:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,072,000	$0.30	4.76	$8,635	980,750	$0.32	4.35	$5,118

Nonvested stock awards as of September 30, 2010 and changes during the nine months ended September 30, 2010, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2009	56,250	$0.08
Granted	98,000	0.12
Vested	8,250	0.07
Expired before vesting	750	0.04

Balance at March 31, 2010	145,250	0.11
Granted	10,000	0.10
Vested	23,250	0.10

Balance at June 30, 2010	132,000	$0.11
Vested	40,750	0.14

Balance at September 30, 2010	91,250	$0.09

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

3.	Stock Options and Warrants (continued)

As of September 30, 2010 and 2009, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $3,360 and $1,773, respectively, which are expected to be recognized over weighted average periods of 5 months and 6 months, respectively.

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued or exercised in the nine months ended September 30, 2010, nor in fiscal year 2009. As of September 30, 2010 and 2009, outstanding warrants were 0 and 12,000, respectively. The purchase price for shares issued upon exercise of the warrants outstanding in 2009 was $0.01 per share. These warrants were immediately exercisable.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2010:
Income available to common stockholders	$42,383	11,196,760	$0.00
Effect of dilutive stock options	—	27,761	—
Diluted net income per common share for the three months ended September 30, 2010:	$42,383	11,224,521	$0.00

Basic net income per common share for the three months ended September 30, 2009:
Income available to common stockholders	$122,109	11,196,760	$0.01
Effect of dilutive stock options	—	500	—
Effect of dilutive stock warrants	—	11,143	—
Diluted net income per common share for the three months ended September 30, 2009:	$122,109	11,208,403	$0.01

Basic net income per common share for the nine months ended September 30, 2010:
Income available to common stockholders	$224,595	11,196,760	$0.02
Effect of dilutive stock options	—	20,073	—
Diluted net income per common share for the nine months ended September 30, 2010:	$224,595	11,216,833	$0.02

Basic net income per common share for the nine months ended September 30, 2009:
Income available to common stockholders	$65,748	11,196,760	$0.01
Effect of dilutive stock options	—	60	—
Effect of dilutive stock warrants	—	11,000	—
Diluted net income per common share for the nine months ended September 30, 2009:	$65,748	11,207,820	$0.01

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Two of our customers, one of which is a government agency with which we contract directly and one of which is a company with which we contract for services to government agencies, represent material portions of our revenue. These customers accounted for 31.3% and 16.0% of revenue in the first nine months, respectively.

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenue

Our revenues in the third quarter of 2010 were $1,951,511, compared to $1,988,406 in 2009, a decrease of 1.9%. Professional services revenue was $1,293,060 versus $1,302,031, a decrease of 0.7%, and software product and maintenance revenue was $658,451 versus $686,375, a decrease of 4.1%. The decrease in software sales revenue is due to a decrease in product orders and the non-renewal of several maintenance contracts under one of our product lines, mostly offset by increases in maintenance contracts on another product line. Software product sales are subject to considerable fluctuation from period to period, based on customer demand, funding, and lead time.

Gross Margins

Gross margin was $635,909, or 32.6% of sales, in the third quarter of 2010 versus $656,700, or 33.0% of sales, in the third quarter of 2009. $570,577 of the gross margin was attributable to professional services at a gross margin percentage of 44.1%, and $65,332 of the gross margin was attributable to software sales at a gross margin percentage of 9.9%. In the same quarter in 2009, we reported gross margins of $550,736, or 42.3% of sales for professional services and $105,964, or 15.4% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due mainly to the addition of some contracts with higher margins than those that expired. Forms services contracts generally

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

include fixed price elements whose margins increase when we establish operating efficiencies with individual customers. We expect to continue to add professional services contracts with higher margins. Our decrease in gross margin and gross margin as a percentage of sales on software sales is due to the combination of a decrease in software sales and the addition of a contract which includes a zero-margin third party software maintenance component. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $596,122, or 30.5% of revenues, in the third quarter of 2010 versus $535,944, or 27.0% of revenues, in the third quarter of 2009. This increase of $60,178, or 11.2%, is due to an increase in incentives earned by our sales and marketing personnel, which fluctuate with sales and gross margins at varying rates for each person, offset by decreases in overhead and administrative salaries, recruiting costs, advertising and promotion, and external legal and accounting fees.

Net income

Net income for the three months ended September 30, 2010, was $42,383, or 2.2% of revenue, versus net income of $122,109, or 6.1% of revenue, for the same period in 2009. The decrease in profitability is primarily due to the increase in commissions on sales and the change in product mix of software sales.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenue

Our revenues in the first nine months of 2010 were $5,654,947, compared to $4,787,347 in 2009, an increase of 18.1%. Professional services revenue was $3,921,041 versus $3,601,267, an increase of 8.9%, and software product and maintenance revenue was $1,733,906 versus $1,186,080, an increase of 46.2%. The increase in professional services revenue is due to an increase in our electronic forms-related services. We established forms services relationships with several new agencies. The increase in software product and maintenance revenue is primarily due to several substantial software maintenance sales. Software product sales are subject to considerable fluctuation from period to period, based on customer demand, funding, and lead time.

Gross Margins

Gross margin was $2,001,672, or 35.4% of sales, in the first nine months of 2010 versus $1,561,104, or 32.6% of sales, in the first nine months of 2009. $1,743,033 of the gross margin was attributable to professional services at a gross margin percentage of 44.5%, and $258,639 of the gross margin was attributable to software sales at a gross margin percentage of 14.9%. In the same period in 2009, we reported gross margins of $1,305,735, or 36.3% of sales for professional services and $255,369, or 21.5% of sales for software sales. Professional services gross margin and gross margin as a percentage of sales increased due mainly to the addition of new forms services contracts, some of which are shorter-term contracts. Forms services contracts generally include fixed price elements whose margins increase when we establish operating efficiencies with individual customers. Gross margin as a percentage of sales also increased due to the expiration of some other professional services contracts with very modest margins. We expect to continue to add professional services contracts with higher margins. Our increase in the dollar value of gross margin on software sales is related to the increase in software sales revenue, as well commissions received on our efforts in facilitating software sales between two other parties. The decrease in gross margin as a percentage of software sales is due to limited margins on some of our sales due to competition and supplier pricing. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses were $1,784,397, or 31.6% of revenues, in the first nine months of 2010 versus $1,503,324, or 31.4% of revenues, in the first nine months of 2009. This increase of $281,073, or 18.7%, is due almost entirely to the increase in incentives earned by our marketing personnel as a result of our increases in both revenue and gross margin on services.

Net income

Net income for the nine months ended September 30, 2010, was $224,595, or 4.0% of revenue, versus $65,748, or 1.4% of revenue, for the same period in 2009. The increase in profitability is due to the addition of forms services contracts, which generally include fixed price elements, and the operating efficiencies we establish on these fixed-price forms-related contracts. Net income increases are also attributed to an increase in software sales and higher margins on professional services sales.

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

Liquidity and Capital Resources

In the first nine months of 2010, we had operating income of $217,275 and net income of $224,595. Our December 31, 2009 cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2010, were sufficient to provide financing for our operations. Net cash provided by operating and investing activities in the first nine months was $398,593, which when added to a beginning balance of $1,478,504 at December 31, 2009, yielded cash and cash equivalents of $1,877,097 at September 30, 2010. Our accounts receivable balances increased $726,765 in the first nine months. Our accounts payable balances increased $642,325. Our current ratio, or the ratio of current assets to current liabilities, decreased to 1.79 from 2.17 due to the increases in both accounts receivable and accounts payable caused by a few significant software product and maintenance orders. If the effects of these orders are removed from both receivables and payables, the current ratio at September 30, 2010, would be 2.14.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2010. As of September 30, 2010, no amounts were outstanding under this line of credit. At September 30, 2010, $1,000,000 was available under this line of credit based on our outstanding accounts receivable.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation includes an exemption for companies with less than $75 million in market capitalization (non-accelerated filers) to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting. The Securities and Exchange Commission (the “SEC”) has not published a final rule on this new law. The Company is in the process of determining the effects, if any, of this new law.

Information Analysis Incorporated	Third Quarter 2010 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

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

Information Analysis Incorporated
(Registrant)

Date: November 15, 2010	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer, and President

By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer