Form 10-K
period 2010-12-31
INFORMATION ANALYSIS INC
filed 2011-03-31
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act:     None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2010, was approximately $2,196,717. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2011, there were 11,196,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the June 16, 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

i

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed here in our Form 10-K and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

•	changes in the way the US government contracts with businesses and changes in the budgetary priorities;

•	terms specific to US government contracts;

•	our failure to keep pace with a changing technological environment;

•	intense competition from other companies;

•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

•	non-performance by our subcontractors and suppliers;

•	our failure to adequately integrate businesses we may acquire; and

•	fluctuations in our results of operations and its impact on our stock price.

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

Overview of Market

Founded in 1979, Information Analysis Incorporated, to which we sometimes refer as IAI, is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to, Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation. At present, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions, including electronic forms conversions, for various agencies of the federal government.

The migration and modernization market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems. Many large legacy systems remain in use because of the enormous cost to re-engineer these systems. Currently, the options available to modernize these systems are many. Performance and capacity of client-server systems, both UNIX and .NET, rival the traditional mainframe systems. There are many brands of software that can interface with legacy systems via PC interfaces. New software development languages also allow users to warehouse and data-mine information from legacy databases. Finally, the evolution of the Internet and intranet technology offer a different approach for collecting and processing large volumes of user transactions, processes which are the forte of older legacy systems. All of these options are very expensive and time consuming because they require starting all over in defining

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive off-the-shelf products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. Tools such as those provided by Micro Focus can perform this function by preserving the business rules in COBOL but extending the screens to be accessed over the Internet and providing compilers and utilities that allow the application to work on PC and UNIX platforms. It is difficult to determine the exact size of this segment, but even a 5% share of this market would represent hundreds of prospective customers with meaningful opportunities.

The web solutions market continues to be one of the fastest growing segments of the information technology consulting business as individuals, small companies, large companies, and government agencies (state and federal) expand their presence on the Internet. The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact. Most small web companies are involved in building websites and typically have many short duration projects. More complex web applications generally require knowledge of customers’ back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. We distinguish ourselves among smaller companies by developing such expertise, typically associated with larger companies, both internally and through strategic business relationships with leading-edge software firms.

These types of applications, including innovative solutions in the Business Intelligence and Cybersecurity arenas, should become more prominent in the future as web-based solutions continue to evolve. The need for commercial and public sector managers to access and combine data from disparate sources (internally and externally) for timely decision-making is becoming ever more acute in our fast paced digitally driven environment. The volume of data available to companies and agencies is growing at an exponential rate, as well as the need to protect that data and the systems that house them. This convergence of the need for instantaneous reliable access to real-time data via the web, combined with protecting such information from tampering and theft by unauthorized sources, should result in increased opportunities for IAI’s evolving capability skill set.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Over the last eleven years we have developed a series of workbench tools called ICONS. These tools, used in conjunction with our methodology, enhance a programmer’s ability to convert code to new platforms and/or computer languages. ICONS can be used with a variety of languages such as DATACOM COBOL and IDEAL and Unisys COBOL. ICONS facilitates our ability to provide systems modernization services to companies and government agencies that seek to migrate from mainframe legacy systems to modern environments, including current computer languages, data bases, and mainframe, midrange, client-servers, intranet and Internet platforms. A number of leads derived from Micro Focus and Microsoft require use of our ICONS tools as a precursor to implementing the Micro Focus solution.

We have structured our company to address the wide range of requirements that we envision the market will demand. We believe that the Micro Focus tool suite and the suite of ICONS tools will give us a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors. The diverse capabilities of our staff in mainframe technology and client-server implementations help to assure that our staff can analyze the original systems properly to conduct accurate and thorough conversions.

Our modernization methodology has developed over the past several years through the completion of successful conversion projects. Senior members of our professional staff can perform both technical and business requirements analyses, prepare general and detail design documentation and develop project plans including milestones, staffing, deliverables, and schedules. The actual work can be performed at customer sites or on our premises, which has mainframe and client-server facilities for the use of our personnel.

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

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2011 and beyond and leverage the

Information Analysis Incorporated	2010 Annual Report on Form 10-K

company’s reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

We have also built several important relationships with larger companies such as Unisys, General Dynamics, Pricewaterhouse Coopers, and Deloitte Consulting. These relationships have already resulted in new opportunities that we intend to expand in 2011.

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, beginning in late 2010 and in continuing in 2011, we have aggressively pursued strategic business relationships with certain leading-edge technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, cybersecurity, real-time business intelligence, mobile applications and SharePoint developments. Where appropriate, we have entered into teaming arrangements or product reseller agreements with certain of these firms. These products and services are synergistic to our present business strategy and also allow us to expand into new business areas, both within the federal government and commercial sectors, without the expenditure of significant technical development dollars. Our partners benefit by our potential to leverage their new technology developments into our existing client base, as well as utilize our expertise and credibility in developing applications around their inventive products.

In first quarter of 2011, we entered into non-exclusive reseller agreements with two firms based in the Northern Virginia area. These agreements provide the company with the right to market and sell software products developed by the firms at favorable discounts, which will vary with amounts sold to select clients of IAI. JackBe Corporation, a private company formed in 2001, provides enterprise mashup software for government, financial services and healthcare sectors. JackBe’s clients include more than 100 enterprise and government agencies around the world. Invincea, Inc., a private company formed in 2006, is a venture-backed, early-stage software company intent on commercializing desktop computer security solutions for the commercial and government sectors. Invincea’s software solutions were funded by DARPA and developed jointly with a local university’s level secure information research center. We are also evaluating other software based security tools for computer network vulnerability analysis and two-party remote ID authentication developed by other firms with a view of entering into similar strategic business relationships

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2011 and beyond.

Backlog

As of December 31, 2010, we estimated our backlog at approximately $14.1 million over the next three years, of which $3.0 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Competition

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies that purport to substantially automate the process through software tools including Blue Phoenix Solutions, Fujitsu, and IBM. “Off-the-shelf” software for enterprise resource planning, such as SAP and Oracle, provides an additional source of competition, although to date, the cost and lengthy installation time for enterprise resource planning software has slowed its

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

There are hundreds of firms performing traditional information technology services, business intelligence and cybersecurity, and general consulting for the federal government. A great number of them are much larger than IAI, and are more established in the marketplace, and have more resources to pursue individual prospects.

Government Regulations

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

Employees

As of December 31, 2010, we employed 24 full-time and 4 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 8 individuals for professional information technology services. Approximately 75% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Changes in the funding priorities of the US government, and changes in the way the US government contracts with businesses, may materially and adversely affect our revenue and earnings.

Since the US government is our largest customer, both directly and with us as a subcontractor, changes in the funding priorities of the US government may materially and adversely affect us if funding is cut or shifted away from the information technology services that we are equipped to provide. Additionally, changes in the way the government awards contracts may create a disadvantage for us to compete in certain markets.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

We are dependent upon third-party software and software maintenance suppliers, making us vulnerable to supply shortages and lapses in support.

We obtain software licenses and related software maintenance contracts for resale from third-party suppliers. Any delay in our suppliers’ fulfillment of our orders could impair our ability to deliver products and maintenance to customers and, accordingly, could have a material adverse effect on business, results of operations, financial condition, and reputation.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

There is a limited public market for our common stock.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2010				Fiscal Year Ended December 31, 2009
	Quarter Ended:				Quarter Ended:
	3/31/10	6/30/10	9/30/10	12/31/10	3/31/09	6/30/09	9/30/09	12/31/09
High	$0.20	$0.26	$0.25	$0.20	$0.08	$0.15	$0.48	$0.20
Low	$0.15	$0.16	$0.06	$0.13	$0.05	$0.06	$0.09	$0.10

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

Holders

As of December 31, 2010, we had 113 holders of record of our Common Stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1,2]	1,119,000	$0.30	396,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,119,000	$0.30	396,500

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Overview

During 2010 our sales and marketing efforts were focused to capitalize on our expertise in these areas – electronic forms software, conversion, modernization, accessibility, web-enablement, services and tools to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, development and support of database-backed web portals, other web-based solutions, and management consulting services.

In 2010 we had net income of $146,462. Our stockholders’ equity was $1,880,082 at December 31, 2010. Our gross margins improved by $229,715 on only slightly increased revenue. Direct costs related to sales of professional services decreased by $338,359, while the related revenue decreased by $82,834. This increase in gross margin on professional services is due to the increasing efficiencies of our employees and systems in our electronic forms discipline, as well as an increase in the ratio of revenue from our electronic forms discipline to other services disciplines. Our expenses related to sales, general and administrative infrastructure increased in 2010, largely due to increases in commissions earned, and other sales efforts. The commission increases are directly related to the margin increases on our contracts, and the resulting commissions payable are reflected in increases in other accrued liabilities. .

Cash and cash equivalents increased $489,573, due to net income and timely collections of receivables. We were able to maintain and to grow our investment in interest bearing accounts, and we were able to operate throughout 2010 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2010	December 31, 2009
Revenue	100.0%	100.0%
Cost of Goods Sold	65.2%	67.9%

Gross Profit	34.8%	32.1%
Operating Expenses
Selling, general and administrative	(22.5%)	(21.5%)
Commissions on sales	(10.3%)	(8.4%)

Income from operations	2.0%	2.3%
Other income	0.1%	0.1%

Income before income taxes	2.1%	2.4%
Provision for income taxes	(0.0%)	(0.0%)

Net income	2.1%	2.4%

Information Analysis Incorporated	2010 Annual Report on Form 10-K

2010 Compared to 2009

Revenue. Revenue for 2010 increased $149 thousand, or 2.2%, to $6.86 million from $6.71 million in 2009. Revenue from professional services decreased $83 thousand, or 1.7%, to $4.86 million in 2010 from $4.94 million in 2009. Revenue from software sales increased $231 thousand, or 13.1%, to $2.00 million in 2010 from $1.77 million in 2009. In 2010, our expiring professional services contracts were mostly offset by increases in activity and new contracts within our electronic forms area. Our software sales increases were due to new product and maintenance contract sales.

Gross Profit. Gross profit increased $230 thousand, or 10.7% in 2010 versus 2009. Gross profit as a percentage of revenue increased to 34.8% of revenue in 2010 from 32.1% of revenue in 2009. Though revenue remained fairly consistent, direct costs related to sales of professional services fell by $338 thousand. Professional services gross margin was $2.09 million or 43.1% of revenue in 2010, compared to $1.84 million, or 37.2% of revenue in 2009. This increase in gross profit on professional services is due to the increasing efficiencies of our employees and systems in our electronic forms discipline, as well as an increase in the ratio of revenue from our electronic forms discipline to other services disciplines. Software sales gross margin decreased from $319 thousand in 2009 to $293 thousand in 2010. Gross margin as a percentage of revenue for software sales decreased from 18.0% in 2009 to 14.6% in 2010. This difference in gross margin as a percentage of revenue for software sales is due to changes in the product mix sold.

Selling, General and Administrative. Selling, general and administrative expense for 2010 increased $247 thousand to $2.25 million, or 32.8% of revenue, from $2.00 million, or 29.8% of revenue, in 2009. This change is due predominately to increases in commissions on sales that were tied to increases in gross profit.

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for us for revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the adoption of this accounting standard will have a material effect on our results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for us for revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the adoption of this accounting standard will have a material effect on our results of operations and financial condition.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Liquidity and Capital Resources

In 2010, we realized cash flow from operations as well as net income. Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2010, net cash provided by operating, investing and financing activities was $489,573, which when added to a beginning balance of $1,478,504 yielded cash and cash equivalents of $1,968,077 at December 31, 2010. Our accounts receivable balances decreased $168,392, due to a combination of a decrease in outstanding product-related invoices at year end and our concerted efforts to improve client billings and collections. We had no non-current liabilities at December 31, 2010.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2011. As of December 31, 2010, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2010.

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements beyond the next twelve months.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Contractual Obligations

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$—	$—	$—	$—	$—
[Capital Lease Obligations]	—	—	—	—	—
[Operating Lease Obligations] Lease of Principal Offices	227,931	92,488	135,443	—	—
[Purchase Obligations]	—	—	—	—	—
[Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP]	—	—	—	—	—
Total	$227,931	$92,488	$135,443	$—	$—

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 31, 2011

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,968,077	$1,478,504
Accounts receivable, net	771,814	940,206
Prepaid expenses	570,948	688,914
Note receivable, current	6,438	—

Total current assets	3,317,277	3,107,624
Fixed assets, net of accumulated depreciation and amortization of $582,854 and $559,945	35,705	36,434
Note receivable, long-term	10,955	—
Other assets	6,281	6,281

Total assets	$3,370,218	$3,150,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,509	$89,560
Deferred revenue	652,591	779,367
Commissions payable	446,759	222,101
Accrued payroll and related liabilities	245,518	254,918
Other accrued liabilities	68,759	84,809

Total current liabilities	1,490,136	1,430,755

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,839,376 issued, 11,196,760 outstanding as of December 31, 2010 and 2009	128,393	128,393
Additional paid-in capital	14,567,422	14,553,386
Accumulated deficit	(11,885,522)	(12,031,984)
Treasury stock, 1,642,616 shares at cost at December 31, 2010 and 2009	(930,211)	(930,211)

Total stockholders’ equity	1,880,082	1,719,584

Total liabilities and stockholders’ equity	$3,370,218	$3,150,339

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009
Sales
Professional fees	$4,855,760	$4,938,594
Software sales	2,004,182	1,772,780

Total sales	6,859,942	6,711,374

Cost of sales
Cost of professional fees	2,763,416	3,101,775
Cost of software sales	1,710,737	1,453,525

Total cost of sales	4,474,153	4,555,300

Gross profit	2,385,789	2,156,074

Selling, general and administrative expenses	1,540,903	1,441,167
Commissions on sales	707,959	560,741

Income from operations	136,927	154,166
Other income	9,535	9,896

Income before provision for income taxes	146,462	164,062
Provision for income taxes	—	—

Net income	$146,462	$164,062

Earnings per common share - basic	$0.01	$0.01

Earnings per common share - diluted	$0.01	$0.01

Weighted average common shares outstanding
Basic	11,196,760	11,196,760

Diluted	11,211,024	11,207,905

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances, December 31, 2008	12,839,376	$128,393	$14,550,067	$(12,196,046)	$(930,211)	$1,552,203

Net Income	—	—	—	164,062	—	164,062

Stock option compensation	—	—	3,319	—	—	3,319

Balances, December 31, 2009	12,839,376	$128,393	$14,553,386	$(12,031,984)	$(930,211)	$1,719,584

Net Income	—	—	—	146,462	—	146,462

Stock option compensation	—	—	14,036	—	—	14,036

Balances, December 31, 2010	12,839,376	$128,393	$14,567,422	$(11,885,522)	$(930,211)	$1,880,082

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$146,462	$164,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,908	32,500
Stock option compensation	14,036	3,319
Changes in operating assets and liabilities
Accounts receivable	168,392	181,503
Other receivables and prepaid expenses	100,573	(218,101)
Accounts payable and accrued expenses	186,157	(395,516)
Deferred revenue	(126,776)	176,654
Income taxes payable	—	(1,971)

Net cash provided by (used in) operating activities	511,752	(57,550)

Cash flows from investing activities:
Acquisition of furniture and equipment	(22,179)	(13,281)

Net cash used in investing activities	(22,179)	(13,281)

Net increase (decrease) in cash and cash equivalents	489,573	(70,831)

Cash and cash equivalents, beginning of the year	1,478,504	1,549,335

Cash and cash equivalents, end of the year	$1,968,077	$1,478,504

Supplemental cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

Sales of third party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal. This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $22,152 and $29,918 at December 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

At December 31, 2010, the Company had the stock-based compensation plans described in Note 10 below. Total compensation expense related to these plans was $14,036 and $3,319 for the years ended December 31, 2010 and 2009, respectively, of which $5,250 and $90, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted to establish the expense using the Black-Scholes model. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

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

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for us for revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the adoption of this accounting standard will have a material effect on our results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for us for revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the adoption of this accounting standard will have a material effect on our results of operations and financial condition.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

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

Fair Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, and accounts payable. Management believes the carrying value of financial instruments approximates their fair value, unless disclosed otherwise in the accompanying notes.

Subsequent Events

The Company has evaluated the period from December 31, 2010, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

2. Receivables

Accounts receivable at December 31, 2010 and 2009, consist of the following:

	2010	2009
Billed-federal government	$651,508	$914,850
Billed-commercial and other	142,458	55,274

Total billed	793,966	970,124
Unbilled	—	—
Less: allowance for doubtful accounts	(22,152)	(29,918)

Accounts receivable, net	$771,814	$940,206

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

3. Fixed Assets

A summary of fixed assets and equipment at December 31, 2010 and 2009, consist of the following:

	2010	2009
Furniture and equipment	$180,822	$177,956
Computer equipment and software	437,737	418,423

Subtotal	618,559	596,379
Less: accumulated depreciation and amortization	(582,854)	(559,945)

Total	$37,705	$36,434

Depreciation expense for the years ended December 31, 2010 and 2009, were $22,908 and $32,500, respectively.

4. Other Accrued Liabilities

Other accrued liabilities at December 31, 2010 and 2009, consist of the following:

	2010	2009
Accrued expenses	52,826	48,876
Bonuses payable	10,000	30,000
Unclaimed property	5,933	5,933

Total other accrued liabilities	$68,759	$84,809

5. Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. The credit agreement includes an interest rate indexed to 3.75% above the British Bankers’ Association London Interbank Offered Rate (BBA LIBOR). The line of credit expires on December 1, 2011. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances. The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2010, was 4.01%. At December 31, 2009, the effective rate was 3.98%. The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts. Under the loan agreement, the Company has agreed to be bound by certain covenants, including maintaining positive net income as tested on an annual basis, maintaining a minimum tangible net worth, and producing a number of periodic financial reports for the benefit of the bank. There was no outstanding balance on the line of credit at December 31, 2010 or 2009.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

6. Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2013. Rent expense was $97,678 and $104,022 for the years ended December 31, 2010 and 2009, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,	2011	92,488
	2012	95,262
	2013	40,181

Total minimum rent payments		$227,931

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7. Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are as follows:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,751,200	$5,900,900
Accrued vacation and commissions	175,900	90,100
Fixed assets	47,700	48,300
Allowance for doubtful accounts	8,400	11,400
AMT tax credit carryforward	7,000	6,600
Other	9,600	2,800

Subtotal	5,999,800	6,060,100
Valuation allowance	(5,999,800)	(6,060,100)

Total	$—	$—

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2010	2009
Income before taxes	$146,462	$164,062

Income tax expense (benefit) on above amount at federal statutory rate	49,800	55,800
State income tax expense (benefit), net of federal expense (benefit)	5,800	6,500
Permanent differences	5,500	6,100
Other	(500)	(136,400)
Change in valuation allowance	60,300	68,000

Provision for income taxes	$300	$—

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

7. Income Taxes (continued)

Income tax for the years ended December 31, 2010 and 2009 consists of the following:

	December 31,
	2010	2009
Current income taxes
Federal	$144,000	$119,000
State	16,900	14,000
Alternative minimum tax	400	—
Benefit from utilization of net operating losses	(160,900)	(133,000)

	400	—
Deferred taxes	—	—

	$400	$—

The Company has recognized a valuation allowance to the full extent of its net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $15.1 million, which expire, if unused, between the years 2012 and 2028.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the internal Revenue Code. However, this deferred tax asset is fully offset by a valuation allowance.

The Company has analyzed its income tax positions using the criteria required by financial accounting standards and concluded that as of December 31, 2010 and 2009, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

8. Major Customers and Major Suppliers

The Company’s prime contracts and subcontracts with agencies of the federal government accounted for 90% and 91% of the Company’s revenues during 2010 and 2009, respectively. The Company has prime contracts with one federal government agency that accounted for 31% and 13% of the Company’s 2010 and 2009 revenue, respectively. Also, the company has subcontracts under another company for which work is done for a federal agency that accounts for 17% of the Company’s 2010 revenue and 15% of the 2009 revenue.

The Company sold third party software and maintenance contracts under agreements with three major suppliers. These sales accounted for 29% of total revenue in 2010 26% of revenue in 2009. Resale of third party software is recognized upon delivery. Revenue on third party software sales was recognized on a gross, as opposed to a net, basis in accordance with generally accepted accounting principles.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

9. Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals. In 2010 and in 2009, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2010 or 2009. Matching contributions for the year ended December 31, 2010 and 2009 were $16,707 and $24,446, respectively. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions.

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years. The fair values of option awards granted in 2010 and 2009 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2010	2009

Risk free interest rate	1.17% – 3.66%	1.60% – 3.72%

Dividend yield	0%	0%

Expected term	5-10 years	5-10 years

Expected volatility	60.1 – 97.6%	59.1 – 105.6%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the years ended December 31, 2010 and 2009, were eleven months and eighteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

10. Stock Options and Warrants (continued)

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 565,500 and 622,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2010 and 2009, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2010, and changes during the years ended December 31, 2010 and 2009, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2008	1,089,000	$0.35
Options granted	37,000	0.09
Options exercised, expired or forfeited	107,000	0.53

Balance at December 31, 2009	1,019,000	0.33
Options granted	158,000	0.18
Options exercised, expired or forfeited	58,000	0.42

Balance at December 31, 2010	1,119,000	$0.30

The following table summarizes information about options at December 31, 2010:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,119,000	$0.30	4.76	$2,320	978,750	$0.32	4.11	$1,235

Nonvested stock awards as of December 31, 2010 and changes during the year ended December 31, 2010, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2009	56,250	$0.08
Granted	158,000	0.11
Vested	73,250	0.12
Expired before vesting	750	0.20

Balance at December 31, 2010	140,250	0.09

As of December 31, 2010 and 2009, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $4,915 and $1,267, respectively, which is expected to be recognized over a weighted average period of 3 months and

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

10. Stock Options and Warrants (continued)

6 months, respectively.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENT—(Continued)

10. Stock Options and Warrants (continued)

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued nor exercised the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, outstanding warrants were 0 and 12,000, respectively. The purchase price for shares issued upon exercise of the warrants outstanding in 2009 was $0.01 per share. These warrants were immediately exercisable and expired unexercised.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the year ended December 31, 2010:
Income available to common stockholders	$146,462	11,196,760	$0.01
Effect of dilutive stock options		14,264	—

Diluted net income per common share for the year ended December 31, 2010:	$146,462	11,211,024	$0.01

Basic net income per common share for the year ended December 31, 2009:
Income available to common stockholders	$164,173	11,196,760	$0.01
Effect of dilutive stock options		105	—
Effect of dilutive warrants		11,040	—

Diluted net income per common share for the year ended December 31, 2009:	$164,173	11,207,905	$0.01

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Information Analysis Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Information Analysis Incorporated	2010 Annual Report on Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/S/ SANDOR ROSENBERG
Sandor Rosenberg, President
March 31, 2011

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

	Signature	Title	Date

By	/S/ SANDOR ROSENBERG Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 31, 2011

By	/S/ CHARLES A. MAY, JR. Charles A. May	Director	March 31, 2011

By	/S/ BONNIE K. WACHTEL Bonnie K. Wachtel	Director	March 31, 2011

By	/S/ JAMES D. WESTER James D. Wester	Director	March 31, 2011

By	/S/ RICHARD S. DEROSE Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 31, 2011

By	/S/ MATTHEW T. SANDS Matthew T. Sands	Controller	March 31, 2011

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Exhibit Index

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001

10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.7	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006

10.8	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2006, and filed on April 2, 2007

10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009

10.10	Fourth Modification of Lease, dated November 12, 2009, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

10.11	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 13, 2010.	Filed with this Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-K

Information Analysis Incorporated	2010 Annual Report on Form 10-K

Exhibit No.	Description	Location

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K