Form 10-Q
period 2011-03-31
INFORMATION ANALYSIS INC
filed 2011-05-16
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

As of May 4, 2011, 11,196,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED BALANCE SHEETS (Unaudited)
	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,851,988	$1,968,077
Accounts receivable, net	998,784	771,814
Prepaid expenses	433,844	570,948
Note receivable - employee	6,495	6,438

Total current assets	3,291,111	3,317,277

Fixed assets, net	31,005	35,705
Note receivable - employee	9,310	10,955
Other assets	6,281	6,281

Total assets	$3,337,707	$3,370,218

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,260	$76,509
Deferred revenue	549,909	652,591
Commissions payable	503,697	446,759
Accrued payroll and related liabilities	243,864	245,518
Other accrued liabilities	118,606	68,759

Total current liabilities	1,463,336	1,490,136

Stockholders’ equity:
Common stock, par value $0.01, 30,000,000 shares authorized; 12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,570,806	14,567,422
Accumulated deficit	(11,894,617)	(11,885,522)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)

Total stockholders’ equity	1,874,371	1,880,082

Total liabilities and stockholders’ equity	$3,337,707	$3,370,218

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended
	March 31,
	2011	2010
Sales
Professional fees	$1,103,327	$1,513,219
Software sales	320,410	502,348

Total sales	1,423,737	2,015,567

Cost of sales
Cost of professional fees	593,016	790,521
Cost of software sales	276,283	421,853

Total cost of sales	869,299	1,212,374

Gross profit	554,438	803,193

Selling, general and administrative expenses	388,729	408,335
Commission expense	176,937	293,397

(Loss) income from operations	(11,228)	101,461

Other income, net	2,133	2,306

(Loss) income before provision for income taxes	(9,095)	103,767

Provision for income taxes	—	—

Net (loss) income	$(9,095)	$103,767

Earnings per common share:
Basic:	$0.00	$0.01

Diluted:	$0.00	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,202,893

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(9,095)	$103,767
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,700	6,198
Stock option compensation	3,384	6,881
Changes in operating assets and liabilities
Accounts receivable	(226,970)	(853,550)
Other assets and prepaid expenses	137,104	(250,448)
Accounts payable and accrued expenses	20,372	391,754
Commissions payable	55,510	166,028
Deferred revenue	(102,682)	335,002

Net cash used in operating activities	(117,677)	(94,368)

Cash flows from investing activities:
Acquisition of furniture and equipment	—	(5,477)

Net cash used in investing activities	—	(5,477)

Cash flows from financing activities:
Employee loan repayment	1,588	—

Net cash provided by financing activities	1,588	—

Net decrease in cash and cash equivalents	(116,089)	(99,845)

Cash and cash equivalents, beginning of the period	1,968,077	1,478,504

Cash and cash equivalents, end of the period	$1,851,988	$1,378,659

Supplemental cash flow information Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

PART I

Item  1. Financial Statements.

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.           Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Revenue Recognition

Generally the Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed-price contracts. For sales of third-party software products, revenue is recognized upon delivery.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed-price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in proportion to total expected units to be delivered in any given reporting period.

For fixed-price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period. The Company applies this method of revenue recognition to sales of maintenance contracts on third-party software sales, as on Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

The Company engages in fixed-price contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountants Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

Sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal under authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $22,152 at March 31, 2011 and at December 31, 2010.

Note Receivable

Note receivable consists of a note to a non-officer employee of the Company. The note bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on August 10, 2013.

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

Stock-Based Compensation

At March 31, 2011, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $3,384 and $6,881 for the quarters ended March 31, 2011 and 2010, respectively, of which $0 and $5,250, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted to establish the expense using a Black-Scholes valuation model. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments were effective prospectively for us for revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of this accounting standard has not had a material effect on our results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments were effective prospectively for us for revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of this accounting standard has not had a material effect on our results of operations and financial condition.

Reclassifications

Certain prior period balances have been reclassified to conform to the presentation of the current period.

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

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

2. Summary	of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company’s financial instruments include trade receivables, other receivables, and accounts payable. Management believes the carrying value of financial instruments approximates their fair value, unless disclosed otherwise in the accompanying notes.

Subsequent Events

The Company has evaluated the period from March 31, 2011, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years. The fair values of option awards granted in the three months ended March 31, 2011 and 2010, were estimated using a Black-Scholes option pricing model under the following assumptions:

	Three Months ended March 31,
	2011	2010
Risk free interest rate	2.30%	2.42% - 3.66%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	61.9%	63.3% - 97.6%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting periods for options granted to employees under the 2006 Plan in the three months ended March 31, 2011 and 2010, were twenty-four months and fourteen months, respectively. The exercise price of each option equals at least the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 563,000 and 565,500 unexpired exercisable options remaining from the 1996 Plan at March 31, 2011 and December 31, 2010, respectively.

The status of the options issued under the foregoing option plans as of March 31, 2011, and changes during the three months ended March 31, 2011 and 2010, were as follows:

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

3. Stock	Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2010	1,119,000	$0.30
Options granted	10,000	0.16
Options exercised, expired or forfeited	4,500	0.27

Balance at March 31, 2011	1,124,500	$0.30

Balance at December 31, 2009	1,019,000	$0.33
Options granted	98,000	0.18
Options exercised, expired or forfeited	4,250	0.53

Balance at March 31, 2010	1,112,750	$0.31

The following table summarizes information about options at March 31, 2011:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,124,500	$0.30	4.58	$2,320	1,033,250	$0.31	4.16	$1,700

Nonvested stock awards as of March 31, 2011 and changes during the three months ended March 31, 2011, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2010	140,250	$0.09
Granted	10,000	0.09
Vested	59,000	0.10

Balance at March 31, 2011	91,250	$0.09

As of March 31, 2011 and 2010, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $2,431 and $6,070, respectively, which are expected to be recognized over weighted average periods of 6 months.

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued or exercised in the three months ended March 31, 2011, nor in fiscal year 2010. As of March 31, 2011 and 2010, there were no outstanding warrants. .

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

4. Earnings	Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2011:
Income available to common stockholders	($ 9,095)	11,196,760	$ 0.00
Effect of dilutive stock options	—	—	—
Diluted net loss per common share for the three months ended March 31, 2011:	($ 9,095)	11,196,760	$ 0.00
Basic net income per common share for the three months ended March 31, 2010:
Income available to common stockholders	$ 103,767	11,196,760	$ 0.01
Effect of dilutive stock options	—	6,133	—
Diluted net income per common share for the three months ended March 31, 2010:	$ 103,767	11,202,893	$ 0.01

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2010 and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

—	changes in the funding priorities of the US government;

—	changes in the way the US government contracts with businesses;

—	terms specific to US government contracts;

—	our failure to keep pace with a changing technological environment;

—	intense competition from other companies;

—	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

—	non-performance by our subcontractors and suppliers;

—	our dependence on key personnel;

—	our dependence on third-party software and software maintenance suppliers;

—	our failure to adequately integrate businesses we may acquire;

—	fluctuations in our results of operations and its impact on our stock price;

—	the exercise of outstanding options and warrants;

—	our failure to adequately protect our intellectual property;

—	the limited public market for our common stock; and

—	our forward-looking statements and projections may prove to be inaccurate.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

Our Business

Founded in 1979, Information Analysis Incorporated, to which we sometimes refer as IAI, is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations.. We have performed software conversion projects for over 100 commercial and government customers including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the federal government.

Three of our customers, one of which is a government agency with which we contract directly, one of which is a company with which we contract for services to government agencies, and one commercial customer, represent material portions of our revenue. These customers accounted for 39.1%, 19.4%, and 10.77%, respectively of revenue in the first three months of 2011.

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenue

Our revenues in the first quarter of 2011 were $1,432,737, compared to $2,015,567 in 2010, a decrease of 29.4%. Professional services revenue was $1,103,327 versus $1,513,219, a decrease of 27.1%, and software product and maintenance revenue was $320,410 versus $502,348, a decrease of 36.2%. The decrease in professional services sales revenue is primarily due to the completion of a significant short-term project within the first quarter of 2010, completion or expiration of some other contracts, reductions in personnel allocated to certain contracts, and the US government’s inability to timely pass a full fiscal year budget which caused funding delays. These decreases were partially offset by increases in production and revenue on other projects. The decrease in software product and maintenance revenue is largely due to the absence of any significant new product orders during the quarter, a delay in funding of a larger maintenance renewal due to the US government fiscal year budget impasse, and non-renewal of several maintenance contracts under one of our product lines, for which our software maintenance margins have decreased enough that we only pursue software maintenance renewals on that product line for which a quote is specifically requested by the customer. Software product sales are subject to considerable fluctuation from period to period, based on customer demand, funding, and lead time.

Gross Margins

Gross margin was $554,438, or 38.9% of sales, in the first quarter of 2011 versus $803,193, or 39.8% of sales, in the first quarter of 2010. For the quarter ended March 31, 2011, $510,311 of the gross margin was attributable to professional services at a gross margin percentage of 46.3%, and $44,127 of the gross margin was attributable to software sales at a gross margin percentage of 13.8%. In the same quarter in 2010, we reported gross margins of $722,698, or 47.8% of sales for professional services and $80,495, or 16.0% of sales for software sales. While gross margin on professional services decreased, gross margin as a percentage of sales was stable. The decrease in software product and maintenance gross margin is largely due to the absence of any significant new product orders during the quarter and a delay in funding executed contracts due to the US government fiscal year budget impasse. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative

Selling, general and administrative expenses, exclusive of sales commissions, were $388,729, or 27.3% of revenues, in the first quarter of 2011 versus $408,335, or 20.3% of revenues, in the first quarter of 2010. This decrease of $19,606, or 4.8%, is due to the aggregate of small decreases in almost all categories, which more than offset our increases in overhead labor and the addition of resources dedicated expanding business and acquiring new customers.

Commission expense was $176,937, or 12.4% of revenues, in the first quarter of 2011 versus $293,397, or 14.6% of revenues, in the first quarter of 2010. This decrease of $116,460, or 40.0%, is due to a decrease in incentives earned by our sales and marketing personnel, which fluctuate with sales and gross margins at varying rates for each salesperson.

Net (loss) income

Net loss for the three months ended March 31, 2011, was $9,095, or (0.6%) of revenue, versus net income of $103,767, or 5.1% of revenue, for the same period in 2010. The decrease in profitability is due to our decreases in revenues, which were insufficient to produce enough gross margin to offset our operating expenses. We believe that our selling, general, and administrative expenses, exclusive of sales commissions, should not be subject to a significant increases or decreases even with significant increases or decreases in the amount of revenue produced.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

Liquidity and Capital Resources

In the first three months of 2011, we had a loss from operations of $11,228 and a net loss of $9,095. Our December 31, 2010 cash and cash equivalents balances, when combined with our cash flow from operations during the first three months of 2011, were sufficient to provide financing for our operations. Net cash used by combining our operating and investing activities in the first three months was $116,089, which when subtracted from a beginning balance of $1,968,077 at December 31, 2010, yielded cash and cash equivalents of $1,851,988 at March 31, 2011. Our accounts receivable balances increased $226,970 in the first three months of 2011. Our accounts payable balances decreased $29,249 in the first three months of 2011. Our current ratio, or the ratio of current assets to current liabilities, increased to 2.25 from 2.23.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2011. As of March 31, 2011, no amounts were outstanding under this line of credit. At March 31, 2011, $834,000 was available under this line of credit based on our outstanding accounts receivable.

Given our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for the next twelve months and beyond.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Because of the inherent limitations in all control systems, no control system can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Notwithstanding these limitations, with the changes referenced above, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

PART II - OTHER INFORMATION

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010.

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

Information Analysis Incorporated
(Registrant)

Date: May 16, 2011	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer