Form 10-Q
period 2011-06-30
INFORMATION ANALYSIS INC
filed 2011-08-15
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 10, 2011, 11,196,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Second Quarter 2011

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,970,243	$1,968,077
Accounts receivable, net	908,644	771,814
Prepaid expenses	300,468	570,948
Note receivable - employee	6,552	6,438
Total current assets	3,185,907	3,317,277

Fixed assets, net	32,556	35,705
Note receivable - employee	7,650	10,955
Other assets	6,281	6,281
Total assets	$3,232,394	$3,370,218

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,210	$76,509
Deferred revenue	376,146	652,591
Commissions payable	515,884	446,759
Accrued payroll and related liabilities	249,560	245,518
Other accrued liabilities	66,479	68,759
Total current liabilities	1,309,279	1,490,136

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,572,268	14,567,422
Accumulated deficit	(11,847,335)	(11,885,522)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,923,115	1,880,082
Total liabilities and stockholders' equity	$3,232,394	$3,370,218

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2011

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2011	2010
Sales
Professional fees	$1,147,873	$1,114,762
Software sales	472,608	573,108
Total sales	1,620,481	1,687,870

Cost of sales
Cost of professional fees	691,965	665,004
Cost of software sales	365,891	460,295
Total cost of sales	1,057,856	1,125,299

Gross profit	562,625	562,571

Selling, general and administrative expenses	376,257	373,770
Commission expense	141,060	112,774

Income from operations	45,308	76,027

Other income, net	1,974	2,418

Income before provision for income taxes	47,282	78,445

Provision for income taxes	--	--

Net income	$47,282	$78,445

Comprehensive income	$47,282	$78,445

Earnings per common share:
Basic:	$0.00	$0.01
Diluted:	$0.00	$0.01

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,213,466	11,222,863

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2011

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2011	2010
Sales
Professional fees	$2,251,200	$2,627,981
Software sales	793,018	1,075,456
Total sales	3,044,218	3,703,437

Cost of sales
Cost of professional fees	1,284,981	1,455,525
Cost of software sales	642,174	882,148
Total cost of sales	1,927,155	2,337,673

Gross profit	1,117,063	1,365,764

Selling, general and administrative expenses	764,986	782,106
Commission expense	317,997	406,170

Income from operations	34,080	177,488

Other income, net	4,107	4,724

Income before provision for income taxes	38,187	182,212

Provision for income taxes	--	--

Net income	$38,187	$182,212

Comprehensive income	$38,187	$182,212

Earnings per common share:
Basic:	$0.00	$0.02
Diluted:	$0.00	$0.02

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,209,229	11,215,187

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Second Quarter 2011

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$38,187	$182,212
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	9,338	12,027
Stock option compensation	4,846	8,805
Changes in operating assets and liabilities
Accounts receivable	(136,830)	90,022
Other receivables and prepaid expenses	270,480	149,472
Accounts payable and accrued expenses	26,463	(31,117)
Commissions payable	69,125	155,963
Deferred revenue	(276,445)	(99,761)

Net cash provided by operating activities	5,164	467,623

Cash flows from investing activities:
Acquisition of furniture and equipment	(6,189)	(14,042)

Net cash used in investing activities	(6,189)	(14,042)

Cash flows from financing activities:
Employee loan repayment	3,191	--

Net cash provided by financing activities	3,191	--

Net increase in cash and cash equivalents	2,166	453,581

Cash and cash equivalents, beginning of the period	1,968,077	1,478,504

Cash and cash equivalents, end of the period	$1,970,243	$1,932,085

Supplemental cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	First Quarter 2011 Report on Form 10-Q

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

Information Analysis Incorporated	Second Quarter 2011

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

Revenue derived as commission for facilitating a sales transaction in which a customer introduced by the Company makes a purchase directly from the Company’s supplier or another designated reseller is recognized when the commission payment is received.  Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company’s confirmation that the sale occurred.

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $1,138 at June 30, 2011 and $22,152 at December 31, 2010.

Note Receivable – Employee

Note receivable – employee consists of a note to a non-officer employee of the Company.  The note bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on August 10, 2013.

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

Information Analysis Incorporated	Second Quarter 2011

2.             Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At June 30, 2011, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $1,462 and $1,924 for the quarters ended June 30, 2011 and 2010, respectively, of which $0 related to options awarded to non-employees.  For the six months ended June 30, 2011 and 2010, total compensation expense related to these plans was $4,846 and $8,805, respectively, of which $0 and $5,250, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted to establish the expense using a Black-Scholes valuation model.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 Fair Value Measurement (Topic 820): “Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This Update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This Update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011.

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

Fair Value of Financial Instruments

The Company’s financial instruments include trade receivables, note receivable – employee, and accounts payable. Management believes the carrying value of financial instruments approximates their fair value, unless disclosed otherwise in the accompanying notes.

Subsequent Events

The Company has evaluated the period from June 30, 2011, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

Information Analysis Incorporated	Second Quarter 2011

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years.  The fair values of option awards granted in the three months and six months ended June 30, 2011 and 2010, were estimated using a Black-Scholes option pricing model under the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Risk free interest rate	1.65 – 1.72%	2.53%	1.65 – 2.30%	2.42% - 3.66%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5 years	5-10 years
Expected volatility	61.7%	63.0%	61.7 - 61.9%	63.0% - 97.6%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.  The average vesting periods for options granted to employees under the 2006 Plan in the three months ended June 30, 2011 and 2010, were eighteen months. The average vesting periods for options granted to employees under the 2006 Plan in the six months ended June 30, 2011 and 2010, were nineteen months and fourteen months, respectively. The exercise price of each option equals at least the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 563,000 and 565,500 unexpired exercisable options remaining from the 1996 Plan at June 30, 2011 and December 31, 2010, respectively.

The status of the options issued under the foregoing option plans as of June 30, 2011, and changes during the six months ended June 30, 2011 and 2010, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2010	1,119,000	$0.30
Options granted	10,000	0.16
Options exercised, expired or forfeited	4,500	0.27
Balance at March 31, 2011	1,124,500	$0.33
Options granted	35,500	0.17
Options exercised, expired or forfeited	--	--
Balance at June 30, 2011	1,160,000	$0.29

Information Analysis Incorporated	Second Quarter 2011

3.             Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2009	1,019,000	$0.33
Options granted	98,000	0.18
Options exercised, expired or forfeited	4,250	0.53
Balance at March 31, 2010	1,112,750	$0.35
Options granted	10,000	0.19
Options exercised, expired or forfeited	750	0.07
Balance at June 30, 2010	1,122,000	$0.31

The following table summarizes information about options at June 30, 2011:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,160,000	$0.29	4.47	$7,795	1,098,250	$0.30	4.19	$6,585

Nonvested stock awards as of June 30, 2011 and changes during the six months ended June 30, 2011, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2010	140,250	$0.09
Granted	10,000	0.09
Vested	59,000	0.10
Balance at March 31, 2011	91,250	$0.09
Granted	35,500	0.09
Vested	65,000	0.09
Balance at June 30, 2011	61,750	$0.09

As of June 30, 2011 and 2010, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $4,085 and $5,146, respectively, which are expected to be recognized over weighted average periods of 9 months and 6 months, respectively.

Warrants

The Board of Directors may also grant warrants to directors, employees and others.  There were no warrants issued or exercised in the six months ended June 30, 2011, nor in fiscal year 2010.  As of June 30, 2011 and 2010, there were no outstanding warrants. .

Information Analysis Incorporated	Second Quarter 2011

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net		Per Share
Basic net income per common share for the	Income	Shares	Amount

three months ended June 30, 2011:
Income available to common stockholders	$47,282	11,196,760	$0.00
Effect of dilutive stock options	--	16,706	--
Diluted net income per common share for the
three months ended June 30, 2011:	$47,282	11,213,466	$0.00

Basic net income per common share for the
three months ended June 30, 2010:
Income available to common stockholders	$78,445	11,196,760	$0.01
Effect of dilutive stock options	--	26,103	--
Diluted net income per common share for the
three months ended June 30, 2010:	$78,445	11,222,863	$0.01

Basic net income per common share for the
six months ended June 30, 2011:
Income available to common stockholders	$38,187	11,196,760	$0.00
Effect of dilutive stock options	--	12,469	--
Diluted net income per common share for the
six months ended June 30, 2011:	$38,187	11,209,229	$0.00

Basic net income per common share for the
six months ended June 30, 2010:
Income available to common stockholders	$182,212	11,196,760	$0.02
Effect of dilutive stock options	--	18,427	--
Diluted net income per common share for the
six months ended June 30, 2010:	$182,212	11,215,187	$0.02

Information Analysis Incorporated	Second Quarter 2011

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2010 and in other filings with the Securities and Exchange Commission.  These risks include, among others, the following:

●	changes in the funding priorities of the US government;
●	changes in the way the US government contracts with businesses;
●	terms specific to US government contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	non-performance by our subcontractors and suppliers;
●	our dependence on key personnel;
●	our dependence on third-party software and software maintenance suppliers;
●	our failure to adequately integrate businesses we may acquire;
●	fluctuations in our results of operations and its impact on our stock price;
●	the exercise of outstanding options and warrants;
●	our failure to adequately protect our intellectual property;
●	the limited public market for our common stock; and
●	our forward-looking statements and projections may prove to be inaccurate.

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

Three of our customers, one of which is a government agency with which we contract directly, one of which is a company with which we contract for services to government agencies, and one commercial customer, represent material portions of our revenue.  These customers accounted for 36.7%, 18.2%, and 10.8%, respectively, of revenue in the first six months of 2011.

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

Revenue
Our revenues in the second quarter of 2011 were $1,620,481, compared to $1,687,870 in 2010, a decrease of 4.0%.  Professional services revenue was $1,147,873 versus $1,114,762, an increase of 3.0%, and software product and maintenance revenue was $472,608 versus $573,108, a decrease of 17.5%.  The increase in professional services revenue was due to new contracts, from which revenue generated exceeded the revenue that had been generated by our expired contracts.  The decrease in our software product and maintenance revenue was due to a lack of new product sales and limited maintenance renewals in one of our product lines.

Information Analysis Incorporated	Second Quarter 2011

Gross Margins
Gross margin was $562,625, or 34.7% of sales, in the second quarter of 2011 versus $562,571, or 33.3% of sales, in the second quarter of 2010.  For the quarter ended June 30, 2011, $455,908 of the gross margin was attributable to professional services at a gross margin percentage of 39.7%, and $106,717 of the gross margin was attributable to software sales at a gross margin percentage of 22.6%.  In the same quarter in 2010, we reported gross margins of $449,758, or 40.3% of sales for professional services and $112,813, or 19.7% of sales for software sales.  Gross margin on professional services in terms of both dollars and as a percentage of sales were basically unchanged.  Gross margin on software sales decreased $6,096 despite a revenue decrease of $100,500.  The increase in gross margin as a percentage of software sales is due to changes in the ratio in the mix of product lines sold.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $376,257, or 23.2% of revenues, in the second quarter of 2011 versus $373,770, or 22.1% of revenues, in the first quarter of 2010. These expenses were constant between these comparable periods.

Commission expense was $141,060, or 8.7% of revenues, in the second quarter of 2011 versus $112,774, or 6.7% of revenues, in the second quarter of 2010.  This increase of $28,286, or 25.1%, is due to an increase in incentives earned by our sales and marketing personnel, which fluctuate with sales and gross margins at varying rates for each salesperson.

Net income
Net income for the three months ended June 30, 2011, was $47,282, or 2.9% of revenue, versus net income of $78,445, or 4.6% of revenue, for the same period in 2010.  The decrease in profitability is due to our increases in commission expense.  Incentives earned by sales and marketing personnel fluctuate with sales and gross margins at varying rates for each salesperson.  Gross margins and selling, general, and administrative expenses, exclusive of commissions, were basically unchanged.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

Revenue
Our revenues in the first six months of 2011 were $3,044,218, compared to $3,703,437 in 2010, a decrease of 17.8%.  Professional services revenue was $2,251,200 versus $2,627,981, a decrease of 14.3%, and software product and maintenance revenue was $793,018 versus $1,075,456, a decrease of 26.3%.  Professional services revenue decreased due primarily to the expiration of a few higher-revenue contracts.  The new contracts and the contracts which had revenue increases were insufficient to offset these expirations.  The decrease in software product and maintenance revenue was due to a lack of new product sales and limited maintenance renewals in one of our product lines.

Gross Margins
Gross margin was $1,117,063, or 36.7% of sales, in the first six months of 2011 versus $1,365,764, or 36.9% of sales, in the first six months of 2010.  For the six months ended June 30, 2011, $966,219 of the gross margin was attributable to professional services at a gross margin percentage of 42.9%, and $150,844 of the gross margin was attributable to software sales at a gross margin percentage of 19.0%.  In the same period in 2010, we reported gross margins of $1,172,456, or 44.6% of sales for professional services and $193,308, or 18.0% of sales for software sales.  The gross margin on professional services sales decreased due to the decreases in professional services revenue as described above.  The gross margin percentage fell 1.7% because the average margin on the contracts that expired was larger than the margin on the new and remaining contracts.  The decrease in gross margin on software product and maintenance sales was due to the decreases in the related revenue as described above, though the overall gross margin percentage increases by 1.0% due to changes in the ratio in the mix of product lines sold.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $764,986, or 25.1% of revenues, in the first six months of 2011 versus $782,106, or 21.1% of revenues, in the first six months of 2010.  This decrease of $17,120, or 2.2%, is primarily due to decreases in the costs of bids & proposals incurred, recruiting, rent, and small decreases in most areas of general operating expenses, offset partially by increases in overhead labor and general business consulting.

Commission expense was $317,997, or 10.4% of revenues, in the first six months of 2011 versus $406,170, or 11.0% of revenues, in the first six months of 2010.  This decrease of $88,173, or 21.7%, is due to a decrease in incentives earned by our sales and marketing personnel, which fluctuate with sales and gross margins at varying rates for each salesperson.

Information Analysis Incorporated	Second Quarter 2011

Net income
Net income for the six months ended June 30, 2011, was $38,187, or 1.3% of revenue, versus $182,212, or 4.9% of revenue, for the same period in 2010.  The decrease in profitability is due to decreases in revenue.

Liquidity and Capital Resources

In the first six months of 2011, we reported income from operations of $34,080 and net income of $38,187.  Our December 31, 2010 cash and cash equivalents balances, when combined with our cash flow from operations during the first six months of 2011, were sufficient to provide financing for our operations.  Net cash provided by combining our operating, investing, and financing activities in the first six months was $2,166, which when added to a beginning balance of $1,968,077 at December 31, 2010, yielded cash and cash equivalents of $1,970,243 at June 30, 2011.  Our accounts receivable balances increased $136,830 in the first six months of 2011.  Our accounts payable balances increased $24,701 in the first six months of 2011.  Our current ratio, or the ratio of current assets to current liabilities, increased to 2.43 from 2.23.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2011.  As of June 30, 2011, no amounts were outstanding under this line of credit.  At June 30, 2011, $718,000 was available under this line of credit based on our outstanding accounts receivable.

Given our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for the next twelve months.

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

Information Analysis Incorporated	Second Quarter 2011

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Information Analysis Incorporated
(Registrant)

Date: August 15, 2011	By:	/s/ Sandor Rosenberg
Sandor Rosenberg,
Chairman of the Board, Chief Executive Officer, and President

/s/ Richard S. DeRose
Richard S. DeRose,
Executive Vice President, Treasurer, and Chief Financial Officer