Form 10-Q
period 2011-09-30
INFORMATION ANALYSIS INC
filed 2011-11-14
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

As of November 8, 2011, 11,196,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Third Quarter 2011

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the balance sheet as of December 31, 2010)

	Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Statements of Operations for the three months ended September 30, 2011 and September 30, 2010	4

	Statements of Operations for the nine months ended September 30, 2011 and September 30, 2010	5

	Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	6

	Notes to Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

SIGNATURES		17

Information Analysis Incorporated	Third Quarter 2011

PART I

ITEM 1.           FINANCIAL STATEMENTS.

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,946,953	$1,968,077
Accounts receivable, net	1,745,445	771,814
Prepaid expenses	755,790	570,948
Note receivable - employee	6,610	6,438
Total current assets	4,454,798	3,317,277

Fixed assets, net	29,536	35,705
Note receivable - employee	5,976	10,955
Other assets	6,281	6,281
Total assets	$4,496,591	$3,370,218

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$781,498	$76,509
Deferred revenue	826,969	652,591
Commissions payable	582,710	446,759
Accrued payroll and related liabilities	242,530	245,518
Other accrued liabilities	75,708	68,759
Total current liabilities	2,509,415	1,490,136

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,573,196	14,567,422
Accumulated deficit	(11,784,202)	(11,885,522)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,987,176	1,880,082
Total liabilities and stockholders' equity	$4,496,591	$3,370,218

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2011

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2011	2010
Sales
Professional fees	$1,329,592	$1,293,060
Software sales	333,108	658,451
Total sales	1,662,700	1,951,511

Cost of sales
Cost of professional fees	702,017	722,483
Cost of software sales	278,239	593,119
Total cost of sales	980,256	1,315,602

Gross profit	682,444	635,909

Selling, general and administrative expenses	434,295	374,752
Commission expense	186,909	221,370

Income from operations	61,240	39,787

Other income, net	1,893	2,596

Income before provision for income taxes	63,133	42,383

Provision for income taxes	--	--

Net income	$63,133	$42,383

Comprehensive income	$63,133	$42,383

Earnings per common share:
Basic:	$0.01	$0.00
Diluted:	$0.01	$0.00

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,233,313	11,224,521

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2011

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010
Sales
Professional fees	$3,580,792	$3,921,041
Software sales	1,126,126	1,733,906
Total sales	4,706,918	5,654,947

Cost of sales
Cost of professional fees	1,986,998	2,178,008
Cost of software sales	920,413	1,475,267
Total cost of sales	2,907,411	3,653,275

Gross profit	1,799,507	2,001,672

Selling, general and administrative expenses	1,199,281	1,156,857
Commission expense	504,906	627,540

Income from operations	95,320	217,275

Other income, net	6,000	7,320

Income before provision for income taxes	101,320	224,595

Provision for income taxes	--	--

Net income	$101,320	$224,595

Comprehensive income	$101,320	$224,595

Earnings per common share:
Basic:	$0.01	$0.02
Diluted:	$0.01	$0.02

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,220,295	11,216,833

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2011

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$101,320	$224,595
Adjustments to reconcile net income to
net cash (used) provided by operating activities:
Bad debt expense	52,376	13,257
Depreciation and amortization	13,786	17,898
Stock option compensation	5,774	10,591
Changes in operating assets and liabilities
Accounts receivable	(1,026,007)	(740,022)
Other receivables and prepaid expenses	(184,842)	(71,964)
Accounts payable and accrued expenses	708,950	665,938
Deferred revenue	174,378	26,137
Commissions payable	135,951	287,134

Net cash (used) provided by operating activities	(18,314)	433,564

Cash flows from investing activities:
Acquisition of furniture and equipment	(7,617)	(16,003)

Net cash used in investing activities	(7,617)	(16,003)

Cash flows from financing activities:
Employee loan repayment (loan)	4,807	(18,968)

Net cash provided (used) by financing activities	4,807	(18,968)

Net (decrease) increase in cash and cash equivalents	(21,124)	398,593

Cash and cash equivalents, beginning of the period	1,968,077	1,478,504

Cash and cash equivalents, end of the period	$1,946,953	$1,877,097

Supplemental cash flow information
Interest paid	$--	$--

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Third Quarter 2011

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

Information Analysis Incorporated	Third Quarter 2011

2.           Summary of Significant Accounting Policies (continued)

The Company’s contracts with agencies of the U.S. government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

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

Government Contracts

Company sales to departments or agencies of the U.S. government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed.  Because the Company has not entered into any cost plus fixed fee contracts since 1997, management believes there is minimal risk of an audit by DCAA resulting in a material misstatement of previously reported financial statements.

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $99,863 at September 30, 2011 and $22,152 at December 31, 2010.

Note Receivable - employee

Note receivable - employee consists of a note to a non-officer employee of the Company.  The note bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on August 10, 2013.

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

Information Analysis Incorporated	Third Quarter 2011

2.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At September 30, 2011, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expense related to these plans was $928 and $1,786 for the quarters ended September 30, 2011 and 2010, respectively, of which $0 related to options awarded to non-employees.  For the nine months ended September 30, 2011 and 2010, total compensation expense related to these plans was $5,774 and $10,591, respectively, of which $0 and $5,250, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted to establish the expense using a Black-Scholes valuation model.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 Fair Value Measurement (Topic 820): “Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This Update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Company believes that the adoption of this guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This Update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The Company believes that the adoption of this guidance will not have a material impact on its financial position, results of operations or cash flows.

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

Fair Value of Financial Instruments

The Company’s financial instruments include trade receivables, note receivable-employee, and accounts payable. Management believes the carrying value of financial instruments approximates their fair value, unless disclosed otherwise in the accompanying notes.

Subsequent Events

The Company has evaluated the period from September 30, 2011, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

Information Analysis Incorporated	Third Quarter 2011

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years.  There were no option awards in the three months ended September 30, 2011 and 2010.  The fair values of option awards granted in the nine months ended September 30, 2011 and 2010, were estimated using a Black-Scholes option pricing model under the following assumptions:

	Nine Months ended September 30,
	2011	2010
Risk free interest rate	1.65 – 2.30%	2.42% - 3.66%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	61.7 - 61.9%	63.0% - 97.6%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.  The average vesting periods for options granted to employees under the 2006 Plan in the nine months ended September 30, 2011 and 2010, were nineteen months and fourteen months, respectively. The exercise price of each option equals at least the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 411,000 and 565,500 unexpired exercisable options remaining from the 1996 Plan at September 30, 2011 and December 31, 2010, respectively.

The status of the options issued under the foregoing option plans as of September 30, 2011, and changes during the nine months ended September 30, 2011 and 2010, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2010	1,119,000	$0.30
Options granted	10,000	0.16
Options exercised, expired or forfeited	4,500	0.27
Balance at March 31, 2011	1,124,500	$0.33
Options granted	35,500	0.17
Balance at June 30, 2011	1,160,000	$0.29
Options exercised, expired or forfeited	157,000	0.20
Balance at September 30, 2011	1,003,000	$0.31

Information Analysis Incorporated	Third Quarter 2011

3.           Stock Options and Warrants (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2009	1,019,000	$0.33
Options granted	98,000	0.18
Options exercised, expired or forfeited	4,250	0.53
Balance at March 31, 2010	1,112,750	$0.35
Options granted	10,000	0.19
Options exercised, expired or forfeited	750	0.07
Balance at June 30, 2010	1,122,000	$0.31
Options exercised, expired or forfeited	50,000	0.44
Balance at September 30, 2010	1,072,000	$0.30

The following table summarizes information about options at September 30, 2011:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,003,000	$0.31	4.89	$5,485	942,000	$0.32	4.61	$4,780

Nonvested stock awards as of September 30, 2011 and changes during the nine months ended September 30, 2011, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2010	140,250	$0.09
Granted	10,000	0.09
Vested	59,000	0.10
Balance at March 31, 2011	91,250	$0.09
Granted	35,500	0.09
Vested	65,000	0.09
Balance at June 30, 2011	61,750	$0.09
Vested	750	0.08
Balance at September 30, 2011	61,000	$0.09

As of September 30, 2011 and 2010, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $3,157 and $3,360, respectively, which are expected to be recognized over weighted average periods of 8 months and 5 months, respectively.

Warrants

The Board of Directors may also grant warrants to directors, employees and others.  There were no warrants issued or exercised in the nine months ended September 30, 2011, nor in fiscal year 2010.  As of September 30, 2011 and 2010, there were no outstanding warrants.

Information Analysis Incorporated	Third Quarter 2011

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2011:
Income available to common stockholders	$63,133	11,196,760	$0.01
Effect of dilutive stock options	--	36,553	--
Diluted net income per common share for the three months ended September 30, 2011:	$63,133	11,233,313	$0.01

Basic net income per common share for the three months ended September 30, 2010:
Income available to common stockholders	$42,383	11,196,760	$0.00
Effect of dilutive stock options	--	27,761	--
Diluted net income per common share for the three months ended September 30, 2010:	$42,383	11,224,521	$0.00

Basic net income per common share for the nine months ended September 30, 2011:
Income available to common stockholders	$101,320	11,196,760	$0.01
Effect of dilutive stock options	--	23,535	--
Diluted net income per common share for the nine months ended September 30, 2011:	$101,320	11,220,295	$0.01

Basic net income per common share for the nine months ended September 30, 2010:
Income available to common stockholders	$224,595	11,196,760	$0.02
Effect of dilutive stock options	--	20,073	--
Diluted net income per common share for the nine months ended September 30, 2010:	$224,595	11,216,833	$0.02

Information Analysis Incorporated	Third Quarter 2011

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2010 and in other filings with the Securities and Exchange Commission.  These risks include, among others, the following:

•	changes in the funding priorities of the US government;
•	changes in the way the US government contracts with businesses;
•	terms specific to US government contracts;
•	our failure to keep pace with a changing technological environment;
•	intense competition from other companies;
•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
•	non-performance by our subcontractors and suppliers;
•	our dependence on key personnel;
•	our dependence on third-party software and software maintenance suppliers;
•	our failure to adequately integrate businesses we may acquire;
•	fluctuations in our results of operations and the resulting impact on our stock price;
•	the exercise of outstanding options and warrants;
•	our failure to adequately protect our intellectual property;
•	the limited public market for our common stock; and
•	our forward-looking statements and projections may prove to be inaccurate.

Our Business

Founded in 1979, Information Analysis Incorporated, to which we sometimes refer as IAI, is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations.  We have performed software conversion projects for over 100 commercial and government customers, including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation.  Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the federal government.

Three of our customers, one of which is a government agency with which we contract directly, one of which is a company with which we contract for services to government agencies, and one commercial customer, represent material portions of our revenue.  These customers accounted for 35.1%, 18.3%, and 11.4%, respectively, of revenue in the first nine months of 2011.

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

Revenue
Our revenues in the third quarter of 2011 were $1,662,700, compared to $1,951,511 in 2010, a decrease of 14.8%.  Professional services revenue was $1,329,592 versus $1,293,060, an increase of 2.8%, and software product and maintenance revenue was $333,108 versus $658,451, a decrease of 49.4%. The increase in professional services revenue was due to new contracts and to increases in activity in some of our existing contracts.  The decrease in our software product and maintenance revenue was due to a lack of new product sales and limited maintenance renewals in one of our product lines.

Information Analysis Incorporated	Third Quarter 2011

Gross Margins
Gross margin was $682,444, or 41.0% of sales, in the third quarter of 2011 versus $635,909, or 32.6% of sales, in the third quarter of 2010.  For the quarter ended September 30, 2011, $627,575 of the gross margin was attributable to professional services at a gross margin percentage of 47.2%, and $54,869 of the gross margin was attributable to software sales at a gross margin percentage of 16.5%.  In the same quarter in 2010, we reported gross margins of $570,577, or 44.1% of sales for professional services and $65,332, or 9.9% of sales for software sales.  Gross margin on professional services increased in terms of both dollars and as a percentage of sales due to new contracts.  Gross margin on software sales decreased $10,463, or 16.0%, on a revenue decrease of $325,343, or 49.4%.  The increase in gross margin as a percentage of software sales is due to changes in the ratio in the mix of product lines sold and a decrease in renewals on low-margin maintenance contracts on one of our product lines.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $434,295, or 26.1% of revenues, in the third quarter of 2011 versus $374,752, or 19.2% of revenues, in the third quarter of 2010.  These expenses increased due to increases in bad debt write-offs, overhead labor, business promotion costs, and reporting costs (XBRL).

Commission expense was $186,909, or 11.2% of revenues, in the third quarter of 2011 versus $221,370, or 11.3% of revenues, in the third quarter of 2010.  This decrease of $34,461, or 15.6%, is due to the decrease in incentives earned by our sales and marketing personnel, which fluctuate with sales and gross margins at varying rates for each salesperson.  The commission earned as a percentage of revenue for the periods presented remained constant.

Net income
Net income for the three months ended September 30, 2011, was $63,133, or 3.8% of revenue, versus net income of $42,383, or 2.2 % of revenue, for the same period in 2010.  The increase in profitability is due to new business and retained business having better aggregate margins than the contracts that expired, as well as decreases in commission expense.  Incentives earned by our sales and marketing personnel fluctuate with sales and gross margins at varying rates for each salesperson.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

Revenue
Our revenues in the first nine months of 2011 were $4,706,918, compared to $5,654,947 in 2010, a decrease of 16.8%.  Professional services revenue was $3,580,792 versus $3,921,041, a decrease of 8.7%, and software product and maintenance revenue was $1,126,126 versus $1,733,906, a decrease of 35.1%.  Professional services revenue decreased due primarily to the expiration or near completion of a few higher-revenue contracts.  There were several new contracts and several contracts with increase in activity, but the revenue increases were insufficient to offset these expirations and decreases in activity on other contracts.  The decrease in software product and maintenance revenue was due to a lack of new product sales and limited low-margin maintenance renewals in one of our product lines.  Software product sales are subject to considerable fluctuation from period to period, based on customer demand, funding, and lead time.

Gross Margins
Gross margin was $1,799,507, or 38.2% of sales, in the first nine months of 2011 versus $2,001,672, or 35.4% of sales, in the first nine months of 2010.  For the nine months ended September 30, 2011, $1,593,794 of the gross margin was attributable to professional services at a gross margin percentage of 44.5%, and $205,713 of the gross margin was attributable to software sales at a gross margin percentage of 18.3%.  In the same period in 2010, we reported gross margins of $1,743,033, or 44.5% of sales for professional services and $258,639, or 14.9% of sales for software sales.  The gross margin on professional services sales decreased due to the decreases in professional services revenue as described above.  The gross margin percentage for professional services remained constant at 44.5%.  The decrease in gross margin on software product and maintenance sales was due to the decreases in the related revenue as described above, though the gross margin as a percentage of sales increased due to changes in the ratio in the mix of product lines sold.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $1,199,281, or 25.5% of revenues, in the first nine months of 2011 versus $1,156,857, or 20.5% of revenues, in the first nine months of 2010.  These expenses increased due to increases in business promotion costs, costs of bids and proposals, and reporting costs (XBRL), and bad debt write-offs.

Information Analysis Incorporated	Third Quarter 2011

Commission expense was $504,906, or 10.7% of revenues, in the first nine months of 2011 versus $627,540, or 11.1% of revenues, in the first nine months of 2010.  This decrease of $122,634, or 19.5%, is due to a decreases in incentives earned by our sales and marketing personnel, which fluctuate with sales and gross margins at varying rates for each salesperson.

Net income
Net income for the nine months ended September 30, 2011, was $101,320, or 2.2% of revenue, versus $224,595, or 4.0% of revenue, for the same period in 2010.  The decrease in profitability is due to decreases in revenue and increases in selling, general and administrative expenses.

Liquidity and Capital Resources

In the first nine months of 2011, we reported income from operations of $95,320 and net income of $101,320.  Our December 31, 2010 cash and cash equivalents balances, when combined with our cash flow from operations during the first nine months of 2011, were sufficient to provide financing for our operations.  Net cash used by combining our operating, investing, and financing activities in the first nine months was $21,124, which when subtracted from a beginning balance of $1,968,077 at December 31, 2010, yielded cash and cash equivalents of $1,946,953 at September 30, 2011.  Our accounts receivable balances increased $973,631 in the first nine months of 2011, after allowing for $52,376 for bad debt expense.  Our accounts payable balances increased $704,989 in the first nine months of 2011.  Our current ratio, or the ratio of current assets to current liabilities, decreased to 1.78 from 2.23, due largely receivable and payable balances in both current assets and current liabilities related to a software maintenance contract.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2011.  As of September 30, 2011, no amounts were outstanding under this line of credit.  At September 30, 2011, $1,000,000 was available under this line of credit based on our outstanding accounts receivable.

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

Information Analysis Incorporated	Third Quarter 2011

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 6.           EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Third Quarter 2011

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 14, 2011	By:	/s/ Sandor Rosenberg
Sandor Rosenberg,
Chairman of the Board, Chief Executive Officer, and President

	By:	/s/ Richard S. DeRose
Richard S. DeRose,
Executive Vice President, Treasurer, and Chief Financial Officer