Form 10-K
period 2011-12-31
INFORMATION ANALYSIS INC
filed 2012-03-30
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2011, was approximately $1,667,795. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 27, 2012, there were 11,196,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the June 12, 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed here in our Form 10-K and in other filings with the Securities and Exchange Commission.  These risks include, among others, the following:

●	changes in the way the US government contracts with businesses and changes in the budgetary priorities;
●	terms specific to US government contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	non-performance by our subcontractors and suppliers;
●	our failure to adequately integrate businesses we may acquire; and
●	fluctuations in our results of operations and its impact on our stock price.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

We have structured our company to address the wide range of requirements that we envision the market will demand.  We believe that the Micro Focus tool suite and use of our proprietary ICONS legacy conversion tools suite will give us a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors.  The diverse capabilities of our staff in mainframe technology and client-server implementations help to assure that our staff can analyze the original systems properly to conduct accurate and thorough conversions.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications.  We will focus on federal government clients during 2012 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies.  We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

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

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2012 and beyond.

Backlog

As of December 31, 2011, we estimated our backlog at approximately $14.3 million over the next three years, of which $3.7 million was funded.  This backlog consists of outstanding contracts and general commitments from current clients.  We regularly provide services to certain clients on an as-needed basis without regard to a specific contract.  General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

We also seek to protect the source code of our proprietary ICONS legacy code conversion tools suite as trade secrets and under copyright law.  The copyright protection accorded to databases, however, is fairly limited.  While the arrangement and selection of data can be protected, the actual data is not, and others are free to create software performing the same function.  We believe, however, that the creation of competing databases would be very time consuming and costly.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Employees

As of December 31, 2011, we employed 23 full-time and 5 part-time individuals.  In addition, we maintained subcontractor relationships with companies and individuals that add 13 individuals for professional information technology services.  Approximately 95% of our professional employees have at least four years of related experience.  For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

US government contracts are generally subject to terms more favorable to the customer than commercial contracts.

US government contracts generally contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

●	terminate our existing contracts;
●	reduce potential future income from our existing contracts;
●	modify some of the terms and conditions in our existing contracts;
●	suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;
●	impose fines and penalties;
●
subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract;

●	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
●	decline to exercise an option to extend an existing multiple year contract; and
●	claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract either “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if a default occurs by failing to perform under the contract. If the federal government terminates a contract for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the federal government terminates a contract based upon a default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source and other damages as authorized by law.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

The exercise of outstanding options to purchase our common stock could substantially dilute shareholders’ investments.

Under the terms of existing outstanding options to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such options, could result in dilution in the interests of our other shareholders.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER  PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC.  The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2011				Fiscal Year Ended December 31, 2010
	Quarter Ended:				Quarter Ended:
	3/31/11	6/30/11	9/30/11	12/31/11	3/31/10	6/30/10	9/30/10	12/31/10
High	$0.19	$0.20	$0.22	$0.24	$0.20	$0.26	$0.25	$0.20
Low	$0.15	$0.15	$0.17	$0.13	$0.15	$0.16	$0.06	$0.13

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

Holders

As of December 31, 2011, we had 113 holders of record of our Common Stock.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Securities authorized for issuance under equity compensation plans

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders1,2	1,003,000	$0.31	358,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,003,000	$0.31	358,000

1 The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.
2The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

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

Overview

During 2011 our sales and marketing efforts were focused to capitalize on our expertise in these areas – electronic forms software, conversion, modernization, accessibility, web-enablement, services and tools to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, development and support of database-backed web portals, other web-based solutions, and management consulting services.

In 2011 we had net income of $153,401.  Our stockholders’ equity was $2,040,189 at December 31, 2011.  Our gross margins improved by $56,465 on increased revenue of $960,833.  The revenue increase is due to increases in sales of third-party software products and related maintenance contracts.  Gross margins as a percentage of sales were consistent with 2010 for both professional services and software sales.  Our expenses related to selling, general and administrative infrastructure increased 1.5% in 2011, but fell as a percentage of sales.  Commission expense increased 3.0% due to the increases in software sales.

Cash and cash equivalents decreased $687,151, primarily due to one large outstanding product-related receivable for which we had already paid $1 million toward the total cost to our supplier.  We were able to maintain and to grow our investment in interest bearing accounts, and we were able to operate throughout 2011 without borrowing against our line of credit.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2011	December 31, 2010
Revenue	100.0%	100.0%
Cost of Goods Sold	68.8%	65.2%
Gross Profit	31.2%	34.8%
Operating Expenses
Selling, general and administrative	(20.0%)	(22.5%)
Commissions on sales	(9.3%)	(10.3%)
Income from operations	1.9%	2.0%
Other income	0.1%	0.1%
Income before income taxes	2.0%	2.1%
Provision for income taxes	( 0.0%)	( 0.0%)
Net income	2.0%	2.1%

2011 Compared to 2010

Revenue.  Revenue for 2011 increased $961,000, or 14.0%, to $7.82 million from $6.86 million in 2010.  Revenue from professional services fees decreased $155,000, or 3.2%, to $4.70 million in 2011 from $4.86 million in 2010.  Revenue from software sales increased $1.12 million, or 55.7%, to $3.12 million in 2011 from $2.00 million in 2010.  Revenue from software sales comprised 39.9% of total sales in 2011, compared to 29.2% of total sales in 2010.  Our software sales increases were due to new product and maintenance contract sales.

Gross Profit.  Gross profit increased $56,000, or 2.4% in 2011 versus 2010.  Gross profit as a percentage of revenue decreased to 31.20% of revenue in 2011 from 34.8% of revenue in 2010.  The decrease in gross profit as a percentage of revenue is due to the change in the ratio of professional fees to software sales.  Gross profit from professional fees was 42.3% in 2011 on 60.1% of total sales while gross profit from software sales was 14.6% on 39.9% of total sales.  In 2010, gross profit from professional fees was 43.1% on 70.8% of total sales while gross profit from software sales was 14.6% on 29.2% of total sales.  Professional services gross margin was $1.99 million, or 42.3% of revenue in 2011, compared to $2.09 million, or 43.1% of revenue in 2010.  Software sales gross margin increased from $293,000 in 2010 to $456,000 in 2011.  Gross margin as a percentage of revenue for software sales remained constant at 14.6% in both 2011 and 2010.

Selling, General and Administrative.  Selling, general and administrative expense for 2011 increased $23,000 to $1.56 million, or 20.0% of revenue, from $1.54 million, or 22.5% of revenue, in 2010.  We were able to limit this expense increase to 1.5% versus a revenue increase of 14.0%.  The costs related to our current selling, general, and administrative infrastructure do not vary significantly with fluctuations in revenue-producing activity.

Commission Expense.  Commission expense in 2011 was $729,000, or 9.3% of revenue, versus $708,000, or 10.3% in 2010.  Commission expenses vary with income generated from contracts sold by our commission-based sales associates.

Recent Accounting Pronouncements

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU 2011-04 to have a material impact on our financial statements and processes.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations.  For 2011, net cash used by operating, investing and financing activities was $687,151.  Our net cash used of $687,151, when subtracted from a beginning balance of $1,968,077 yielded cash and cash equivalents of $1,280,926 at December 31, 2011.  Our accounts receivable balances increased $2,117,844, and our accounts payable balances increased $921,651, primarily due to outstanding product-related invoices at year end.  We had no non-current liabilities at December 31, 2011.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2012.  As of December 31, 2011, no amounts were outstanding under this line of credit.  We did not borrow against this line of credit in 2011.

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

We have no material commitments for capital expenditures.

Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations Lease of Principal Offices	135,443	95,263	40,180	-	-
Total	$135,443	$95,263	$40,180	$-	$-

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1)provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  For our multiple-element arrangements, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price.

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1)provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to adopt this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable transactions originating or materially modified beginning January 1, 2011. The application of these new accounting standards, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for that fiscal year.

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

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
March 30, 2012

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,280,926	$1,968,077
Accounts receivable, net	2,889,658	771,814
Prepaid expenses	787,290	570,948
Note receivable, current	6,668	6,438
Total current assets	4,964,542	3,317,277

Fixed assets, net of accumulated depreciation
and amortization of $264,837 and $582,854	40,440	35,705
Note receivable, long-term	4,287	10,955
Other assets	6,281	6,281

Total assets	$5,015,550	$3,370,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$998,160	$76,509
Deferred revenue	939,783	652,591
Commissions payable	679,498	446,759
Accrued payroll and related liabilities	247,885	245,518
Other accrued liabilities	107,235	68,759
Taxes payable	2,800	-
Total current liabilities	2,975,361	1,490,136

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,839,376 issued, 11,196,760 outstanding as of December 31, 2011 and 2010	128,393	128,393
Additional paid-in capital	14,574,128	14,567,422
Accumulated deficit	(11,732,121)	(11,885,522)
Treasury stock, 1,642,616 shares at cost at December 31, 2011 and 2010	(930,211)	(930,211)

Total stockholders’ equity	2,040,189	1,880,082

Total liabilities and stockholders’ equity	$5,015,550	$3,370,218

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010
Sales
Professional fees	$4,700,679	$4,855,760
Software sales	3,120,096	2,004,182
Total sales	7,820,775	6,859,942

Cost of sales
Cost of professional fees	2,714,118	2,763,416
Cost of software sales	2,664,403	1,710,737
Total cost of sales	5,378,521	4,474,153

Gross profit	2,442,254	2,385,789

Selling, general and administrative expenses	1,564,370	1,540,903
Commissions on sales	729,075	707,959

Income from operations	148,809	136,927
Other income	7,392	9,535

Income before provision for income taxes	156,201	146,462
Provision for income taxes	2,800	--

Net income	$153,401	$146,462

Earnings per common share - basic	$0.01	$0.01

Earnings per common share – diluted	$0.01	$0.01

Weighted average common shares outstanding
Basic	11,196,760	11,196,760
Diluted	11,224,410	11,211,024

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2009	12,839,376	$128,393	$14,553,386	$(12,031,984)	$(930,211)	$1,719,584

Net Income	-	-	-	146,462	-	146,462

Stock option compensation	-	-	14,036	-	-	14,036

Balances, December 31, 2010	12,839,376	$128,393	$14,567,422	$(11,885,522)	$(930,211)	$1,880,082

Net Income	-	-	-	153,401	-	153,401

Stock option compensation	-	-	6,706	-	-	6,706

Balances, December 31, 2011	12,839,376	$128,393	$14,574,128	$(11,732,121)	$(930,211)	$2,040,189

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$153,401	$146,462
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,464	22,908
Stock option compensation	6,706	14,036
Bad debt expense	52,376	13,257
Changes in operating assets and liabilities
Accounts receivable	(2,170,220)	155,135
Other receivables and prepaid expenses	(216,342)	117,966
Accounts payable and accrued expenses	962,494	(38,501)
Deferred revenue	287,192	(126,776)
Commissions payable	232,739	224,658
Income taxes payable	2,800	--

Net cash (used in) provided by operating activities	(669,390)	529,145

Cash flows from investing activities:
Acquisition of furniture and equipment	(24,199)	(22,179)

Net cash used in investing activities	(24,199)	(22,179)

Cash flows from financing activities:
Employee loan repayment (loan), net	6,438	(17,393)

Net cash provided by (used in) investing activities	6,438	(17,393)

Net (decrease) increase in cash and cash equivalents	(687,151)	489,573

Cash and cash equivalents, beginning of the year	1,968,077	1,478,504

Cash and cash equivalents, end of the year	$1,280,926	$1,968,077

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Revenue Recognition

Generally, the Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed price contracts. For sales of third party software products, revenue is recognized upon delivery.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given reporting period.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies (continued)

Sales of third party software products and maintenance, such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal. This determination was based on the following:  1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

For software and software-related multiple element arrangements, the Company must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence ("VSOE"), and (4) allocate the total price among the various elements. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company determines VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement.  The Company has established VSOE for its third-party software maintenance and support services.

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1)provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to adopt this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable transactions originating or materially modified beginning January 1, 2011. The application of these new accounting standards, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for that fiscal year.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly.  Accounts with receivable balances past due over 90 days are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure related to its customers.  The Company has recorded an allowance for doubtful accounts of $141,721 and $22,152 at December 31, 2011 and 2010, respectively.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies (continued)
Stock-Based Compensation

At December 31, 2011, the Company had the stock-based compensation plans described in Note 10 below.  Total compensation expense related to these plans was $6,706 and $14,036 for the years ended December 31, 2011 and 2010, respectively, of which $0 and $5,250, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted to establish the expense using the Black-Scholes model.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

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

Recent Accounting Pronouncements

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect ASU 2011-04 to have a material impact on its financial statements and processes.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Subsequent Events

The Company has evaluated the period from December 31, 2011, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

2.             Receivables

Accounts receivable at December 31, 2011 and 2010, consist of the following:

	2011	2010
Billed-federal government	$2,961,279	$651,508
Billed-commercial and other	70,100	142,458
Total billed	3,031,379	793,966
Unbilled	-	-
Less: allowance for doubtful accounts	(141,721)	(22,152)
Accounts receivable, net	$2,889,658	$771,814

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.  Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

3.             Fixed Assets

A summary of fixed assets and equipment at December 31, 2011 and 2010, consist of the following:

	2011	2010
Furniture and equipment	$93,391	$180,822
Computer equipment and software	211,886	437,737
Subtotal	305,277	618,559
Less: accumulated depreciation and amortization	(264,837)	(582,854)
Total	$40,440	$37,705

Depreciation expense for the years ended December 31, 2011 and 2010, were $19,464 and $22,908, respectively.  During 2011, the Company disposed of fully-depreciated furniture and equipment assets with original base costs of $87,431 and no net book value, and computer equipment and software assets with original base cost of $250,050 and no net book value, for no gain.

4.             Other Accrued Liabilities

Other accrued liabilities at December 31, 2011 and 2010, consist of the following:

	2011	2010
Accrued expenses	84,302	52,826
Bonuses payable	17,000	10,000
Unclaimed property	5,933	5,933
Total other accrued liabilities	$107,235	$68,759

5.           Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000.  The credit agreement includes an interest rate indexed to 3.75% above the British Bankers’ Association London Interbank Offered Rate (BBA LIBOR).  The line of credit was renewed on November 30, 2011, and next expires on December 1, 2012.  Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable balances.  The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly.  The effective rate at December 31, 2011, was 4.02%.  At December 31, 2010, the effective rate was 4.01%.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

5.             Revolving Line of Credit (continued)

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. government contracts.  Under the loan agreement, the Company has agreed to be bound by certain covenants, including maintaining positive net income as tested on an annual basis, maintaining a minimum tangible net worth, and producing a number of periodic financial reports for the benefit of the bank.  There was no outstanding balance on the line of credit at December 31, 2011 or 2010.

6.             Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2013.  Rent expense was $88,894 and $97,678 for the years ended December 31, 2011 and 2010, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31, 2012	95,262
2013	40,181
Total minimum rent payments	$135,443

The above minimum lease payments reflect the base rent under the lease agreements.  However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.             Income Taxes

The tax effects of significant temporary differences representing deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,559,500	$5,751,200
Accrued vacation and commissions	261,800	175,900
Fixed assets	46,100	47,700
Allowance for doubtful accounts	53,400	8,400
AMT tax credit carryforward	9,500	7,000
Other	8,200	9,600
Subtotal	5,938,500	5,999,800
Valuation allowance	(5,938,500)	(5,999,800)
Total	$-	$-

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

7.             Income Taxes (continued)

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2011	2010
Income before taxes	$156,201	$146,462
Income tax expense (benefit) on above amount at federal statutory rate	53,100	49,800
State income tax expense (benefit), net of federal expense (benefit)	6,200	5,800
Permanent differences	5,600	5,500
Other	(800)	(500)
Change in valuation allowance	(61,300)	(60,300)
Provision for income taxes	$2,800	$300

Income tax for the years ended December 31, 2011 and 2010 consists of the following:

	December 31,
Current income taxes	2011	2010
Federal	$179,000	$144,000
State	21,100	16,900
Alternative minimum tax	2,800	400
Benefit from utilization of net operating losses	(200,100)	(160,900)
	2,800	400
Deferred taxes	-	-
	$2,800	$400

The Company has recognized a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $14.6 million, which expire, if unused, between the years 2012 and 2028.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the internal Revenue Code.  However,as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by financial accounting standards and concluded that as of December 31, 2011 and 2010, it has no material uncertain tax positions and no interest or penalties have been accrued.  The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

8.             Major Customers and Major Suppliers

The Company's prime contracts and subcontracts with agencies of the federal government accounted for 89% and 90% of the Company's revenues during 2011 and 2010, respectively.  The Company has prime contracts with one federal government agency that accounted for 48% and 31% of the Company’s 2011 and 2010 revenue, respectively.  Also, the company has subcontracts under another company for which work is done for a federal agency that accounts for 16% of the Company’s 2011 revenue and 17% of the 2010 revenue.

The Company sold third party software and maintenance contracts under agreements with two major suppliers.  These sales accounted for 40% of total revenue in 2011 and 29% of revenue in 2010.  Resale of third party software is recognized upon delivery. Resale of third party maintenance is recognized ratably over the maintenance period. Revenue on third party software sales was recognized on a gross, as opposed to a net, basis in accordance with generally accepted accounting principles.

9.             Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code.  This defined contribution retirement plan covers substantially all employees.  Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan.  The Company may make matching contributions equal to a discretionary percentage of a discretionary percentage of the participants’ elective deferrals.  In 2011 and in 2010, the Company matched 25% of the first 6% of the participants’ elective deferrals.  The Company may also make additional contributions to all eligible employees at its discretion.  The Company did not make additional contributions during 2011 or 2010.  Expenses for matching contributions for the years ended December 31, 2011 and 2010 were $20,303 and $16,707, respectively.  The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions.

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods  of six months to two years.  The fair values of option awards granted in 2011 and 2010 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2011	2010
Risk free interest rate	1.65% – 2.30%	1.17% – 3.66%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	61.7 – 61.9%	60.1 – 97.6%

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

10.           Stock Options and Warrants (continued)

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the years ended December 31, 2011 and 2010, were nineteen months and eleven months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 411,000 and 565,500 unexpired exercisable options remaining from the 1996 Plan at December 31, 2011 and 2010, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2011, and changes during the years ended December 31, 2011 and 2010, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2009	1,019,000	$0.33
Options granted	158,000	0.18
Options exercised, expired or forfeited	58,000	0.42
Balance at December 31, 2010	1,119,000	0.30
Options granted	45,500	0.17
Options exercised, expired or forfeited	161,500	0.20
Balance at December 31, 2011	1,003,000	$0.31

The following table summarizes information about options at December 31, 2011:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,003,000	$0.31	4.64	$3,465	943,000	$0.32	4.36	$3,275

Information Analysis Incorporated	2011 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

10.           Stock Options and Warrants (continued)

Nonvested stock awards as of December 31, 2011 and changes during the year ended December 31, 2011, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2010	140,250	$0.09
Granted	45,500	0.09
Vested	125,750	0.09
Balance at December 31, 2011	60,000	0.09

As of December 31, 2011 and 2010, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $2,225 and $4,915, respectively, which is expected to be recognized over a weighted average period of 7 months and 3 months, respectively.

Warrants

The Board of Directors may also grant warrants to directors, employees and others.  There were no warrants issued nor exercised during the years ended December 31, 2011 and 2010.  As of December 31, 2011 and 2010, there were no outstanding warrants.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net		Per Share
	Income	Shares	Amount
Basic net income per common share for the
year ended December 31, 2011:
Income available to common stockholders	$153,401	11,196,760	$0.01
Effect of dilutive stock options		27,650	-
Diluted net income per common share for
the year ended December 31, 2011:	$153,401	11,224,410	$0.01

Basic net income per common share for the
year ended December 31, 2010:
Income available to common stockholders	$146,462	11,196,760	$0.01
Effect of dilutive stock options		14,264	-
Diluted net income per common share for
the year ended December 31, 2010:	$146,462	11,211,024	$0.01

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

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

Information Analysis Incorporated	2011 Annual Report on Form 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  (1)      Financial Statements

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

March 30, 2012	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President

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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief	March 30, 2012
Sandor Rosenberg	Executive Officer and President

/s/ Charles A. May, Jr.	Director	March 30, 2012
Charles A. May

/s/ Bonnie K. Wachtel	Director	March 30, 2012
Bonnie K. Wachtel

/s/ James D. Wester	Director	March 30, 2012
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 30, 2012
Richard S. DeRose

/s/ Matthew T. Sands	Controller	March 30, 2012
Matthew T. Sands

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Exhibit Index

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001
10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.7	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.8	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2006, and filed on April 2, 2007
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.10	Fourth Modification of Lease, dated November 12, 2009, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010
10.11	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 13, 2010.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2010, and filed on March 31, 2011

Information Analysis Incorporated	2011 Annual Report on Form 10-K

Exhibit No.	Description	Location

10.13	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2011.	Filed with this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K