Form 10-Q
period 2012-03-31
INFORMATION ANALYSIS INC
filed 2012-05-15
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 0-22405

Information Analysis Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1167364
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11240 Waples Mill Road
Suite 201
Fairfax, Virginia 22030

(703) 383-3000
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 8, 2012, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q First Quarter 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,414,127	$1,280,926
Accounts receivable, net	702,806	2,889,658
Prepaid expenses	573,550	787,290
Note receivable , current	6,726	6,668
Total current assets	3,697,209	4,964,542

Fixed assets, net	33,807	40,440
Note receivable , long-term	2,584	4,287
Other assets	6,281	6,281
Total assets	$3,739,881	$5,015,550

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,074	$998,160
Commissions payable	701,664	679,498
Deferred revenue	634,322	939,783
Accrued payroll and related liabilities	235,627	247,885
Other accrued liabilities	76,979	107,235
Income taxes payable	-	2,800
Total current liabilities	1,720,666	2,975,361

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,839,376 shares issued, 11,196,760 outstanding	128,393	128,393
Additional paid-in capital	14,575,704	14,574,128
Accumulated deficit	(11,754,671)	(11,732,121)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,019,215	2,040,189
Total liabilities and stockholders' equity	$3,739,881	$5,015,550

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2012

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2012	2011
Sales
Professional fees	$1,165,249	$1,103,327
Software sales	348,741	320,410
Total sales	1,513,990	1,423,737

Cost of sales
Cost of professional fees	676,634	593,016
Cost of software sales	304,669	276,283
Total cost of sales	981,303	869,299

Gross profit	532,687	554,438

Selling, general and administrative expenses	408,079	388,729
Commissions on sales	148,649	176,937

Loss from operations	(24,041)	(11,228)

Other income, net	1,491	2,133

Loss before provision for income taxes	(22,550)	(9,095)

Provision for income taxes	-	-

Net loss	$(22,550)	$(9,095)

Earnings per common share:
Basic:	$0.00	$0.00
Diluted:	$0.00	$0.00

Weighted average common shares outstanding:
Basic	11,196,760	11,196,760
Diluted	11,196,760	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2012

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(22,550)	$(9,095)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	6,633	4,700
Stock option compensation	1,576	3,384
Bad debt expense	1,020	-
Changes in operating assets and liabilities
Accounts receivable	2,185,832	(226,970)
Other receivables and prepaid expenses	213,740	137,104
Accounts payable and accrued expenses	(971,400)	20,372
Deferred revenue	(305,461)	(102,682)
Commissions payable	22,166	55,510

Net cash provided by (used in)operating activities	1,131,556	(117,677)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from note receivable	1,645	1,588

Net cash provided by financing activities	1,645	1,588

Net increase (decrease) in cash and cash equivalents	1,133,201	(116,089)

Cash and cash equivalents, beginning of the period	1,280,926	1,968,077

Cash and cash equivalents, end of the period	$2,414,127	$1,851,988

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$2,800	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2012

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2012.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.            Summary of Significant Accounting Policies

Operations

Information Analysis Incorporated (“IAI”, or the “Company”) was incorporated under the laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems.  The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

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

For fixed-price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.  The Company applies this method of revenue recognition to sales of maintenance contracts on third-party software sales, such as Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

The Company engages in fixed-price contracts with the U.S. federal government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountants Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on a proportional performance basis, using costs incurred in relation to total estimated costs.

Sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal under authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

2.            Summary of Significant Accounting Policies (continued)

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

FASB’s accounting standards for certain multiple deliverable revenue arrangements require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price, and require an entity to allocate revenue using the relative selling price method.

The Company’s contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

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

Government Contracts

Company sales to departments or agencies of the U.S. federal government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed.  Because the Company has not entered into any cost plus fixed fee contracts since 1997, management believes there is minimal risk of an audit by DCAA resulting in a material misstatement of previously reported financial statements.

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $101,021 at March 31, 2012 and $141,721 at December 31, 2011.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

2.            Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

At March 31, 2012, the Company had the stock-based compensation plans described in Note 3 below. Total compensation expenses related to these plans were $1,576 and $3,384 for the quarters ended March 31, 2012 and 2011, respectively, of which $550 and $0 related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” to allow for common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We applied ASU 2011-04 prospectively, and it did not have a material impact on our financial statements and processes.

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

Fair Value of Financial Instruments

The Company’s financial instruments include trade receivables, note receivable, and accounts payable. Management believes the carrying value of financial instruments approximates their fair value, unless disclosed otherwise in the accompanying notes.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

2.            Summary of Significant Accounting Policies (continued)

Subsequent Events

The Company has evaluated the period from March 31, 2012, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of six months to two years.  There were 60,000 option awards granted to employees and 5,000 option awards granted to non-employees in the three months ended March 31, 2012 and there were 10,000 option awards granted to employees and no option awards granted to non-employees in the three months ended March 31, 2011.  The fair values of option awards granted in the three months ended March 31, 2012 and 2011, were estimated using a Black-Scholes option pricing model using the following assumptions:

	Three Months ended March 31,
	2012	2011

Risk free interest rate	1.20 – 2.31%	2.30%
Dividend yield	0%	0%
Expected term	5-10 years	5 years
Expected volatility	62.8 - 67.9%	61.9%

2006 Stock Incentive Plan

The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.  The average vesting periods for options granted to employees under the 2006 Plan in the three months ended March 31, 2012 and 2011, were eight months and twenty-four months, respectively. The exercise price of each option equals at least the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 389,000 and 411,000 unexpired exercisable options remaining from the 1996 Plan at March 31, 2012 and December 31, 2011, respectively.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

3.            Stock Options (continued)

The status of the options issued under the foregoing option plans as of March 31, 2012, and changes during the three months ended March 31, 2012 and 2011, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share

Balance at December 31, 2011	1,003,000	$0.31
Options granted	65,000	0.15
Options exercised, expired or forfeited	28,000	0.36
Balance at March 31, 2012	1,040,000	$0.30

	Options outstanding
	Number of shares	Weighted average price per share

Balance at December 31, 2010	1,119,000	$0.30
Options granted	10,000	0.16
Options exercised, expired or forfeited	4,500	0.27
Balance at March 31, 2011	1,124,500	$0.30

The following table summarizes information about options at March 31, 2012:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value

1,040,000	$0.30	4.71	$2,170	939,500	$0.31	4.19	$2,170

Nonvested stock awards as of March 31, 2012 and changes during the three months ended March 31, 2012, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2011	60,000	$0.09
Granted	65,000	0.08
Vested	18,500	0.11
Expired before vesting	6,000	0.09
Balance at March 31, 2012	100,500	$0.08

As of March 31, 2012 and 2011, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $6,382 and $2,431, respectively, which are expected to be recognized over weighted average periods of 5 months and 6 months, respectively.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net		Per Share
	Income	Shares	Amount
Basic net loss per common share for the three months ended March 31, 2012:

Income available to common stockholders	$(22,550)	11,196,760	$0.00
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the
three months ended March 31, 2012:	$(22,550)	11,196,760	$0.00

Basic net loss per common share for the
three months ended March 31, 2011:
Income available to common stockholders	$(9,095)	11,196,760	$0.00
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the
three months ended March 31, 2011:	$(9,095)	11,196,760	$0.00

Information Analysis Incorporated	Form 10-Q First Quarter 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2011 and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.  These risks include, among others, the following:

•	changes in the funding priorities of the U.S. federal government;
•	changes in the way the U.S. federal government contracts with businesses;
•	terms specific to U.S. federal government contracts;
•	our failure to keep pace with a changing technological environment;
•	intense competition from other companies;
•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
•	non-performance by our subcontractors and suppliers;
•	our dependence on key personnel;
•	our dependence on third-party software and software maintenance suppliers;
•	our failure to adequately integrate businesses we may acquire;
•	fluctuations in our results of operations and the resulting impact on our stock price;
•	the exercise of outstanding options and warrants;
•	our failure to adequately protect our intellectual property;
•	the limited public market for our common stock; and
•	our forward-looking statements and projections may prove to be inaccurate.

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

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations.  We have performed software conversion projects for over 100 commercial and government customers, including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation.  Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government.

Four of our customers, two of which are U.S. government agencies with which we contract directly, one of which is a company with which we contract for services to U.S. government agencies, and one commercial customer, represent material portions of our revenue.  These customers accounted for 34.0% and 15.9%, 27.1%, and 12.4%, respectively, of revenue in the first three months of 2012.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Revenue
Our revenues in the first quarter of 2012 were $1,513,990, compared to $1,423,737 in 2011, an increase of 6.3%.  Professional services revenue was $1,165,249 versus $1,103,327, an increase of 5.6%, and software product and maintenance revenue was $348,741 versus $320,410, an increase of 8.8%. The increase in professional services revenue was due to new contracts and to increases in activity in some of our existing contracts in excess of the contracts that expired and decreased activity since March 31, 2011.  The increase in our software product and maintenance revenue was primarily due to a new maintenance contract that was received in the fourth quarter of 2011.

Gross Margins
Gross margin was $532,687, or 35.2% of sales, in the first quarter of 2012 versus $554,438, or 38.9% of sales, in the first quarter of 2011.  For the quarter ended March 31, 2012, $488,615 of the gross margin was attributable to professional services at a gross margin percentage of 41.9%, and $44,072 of the gross margin was attributable to software sales at a gross margin percentage of 12.6%.  In the same quarter in 2011, we reported gross margins of $510,311, or 46.3% of sales for professional services and $44,127, or 13.8% of sales for software sales.  Gross margin on professional services decreased in terms of both dollars and as a percentage of sales due to the maturity of or decreased activity of some more highly profitable contracts, while new contracts and contracts with increases in activity were in large part on less profitable contracts.  Gross margin on software sales remained constant in dollars at $44, 072.  However, this was on increased revenue of $28, 331.  The decrease in gross margin as a percentage of software sales is due to a decrease in renewals on higher-margin maintenance contracts and smaller margins on some of our more recent product and maintenance contracts.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $408,079, or 27.0% of revenues, in the first quarter of 2012 versus $388,729, or 27.5% of revenues, in the first quarter of 2011.  These expenses increased $19,350, or 5.0%, due largely to increases in overhead labor and fringe benefits applied to overhead labor.

Commission expense was $148,649, or 9.8% of revenues, in the first quarter of 2012 versus $176,937, or 12.4% of revenues, in the first quarter of 2011.  This decrease of $28,288, or 16.0%, is due to the decrease in incentives earned by our sales and marketing personnel, which fluctuate with gross margins and operating income at varying rates for each salesperson.

Net loss
Net loss for the three months ended March 31, 2012, was $22,550, or 1.5% of revenue, versus net loss of $9,095, or 0.6 % of revenue, for the same period in 2011.  The increase in losses is due to new business and retained business having lesser aggregate margins than the contracts that expired or decreased activity, as well as increases in overhead labor due to decreases in activity on certain types of contracts for which personnel must be readily available.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2012, were sufficient to provide financing for our operations.  Our net cash provided by combining our operating and financing activities in the first three months of 2012 was $1,133,201.  Our net cash provided, when added to a beginning balance of $1,280,926 yielded cash and cash equivalents of $2,414,127 as of March 31, 2012.  Our accounts receivable balances decreased $2,185,832 and our accounts payable balances decreased $971,400, primarily due to product-related invoices that were outstanding at the prior year end.  We had no non-current liabilities as of March 31, 2012.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2012.  As of March 31, 2012, no amounts were outstanding under this line of credit.  At March 31, 2012, $481,000 was available under this line of credit based on our outstanding accounts receivable.

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

We have no off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March  31, 2012 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Because of the inherent limitations in all control systems, no control system can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Notwithstanding these limitations, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Information Analysis Incorporated	Form 10-Q First Quarter 2012

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2011 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 15, 2012	By:	/S/ Sandor Rosenberg
Sandor Rosenberg,
Chairman of the Board, Chief Executive Officer ,
and President

Date: May 15, 2012	By:	/S/ Richard S. DeRose
Richard S. DeRose,
Executive Vice
President, Treasurer, and Chief Financial Officer