Form 10-Q
period 2012-06-30
INFORMATION ANALYSIS INC
filed 2012-08-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to________________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 4, 2012, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,269,024	$1,280,926
Accounts receivable, net	1,057,125	2,889,658
Prepaid expenses	446,273	787,290
Notes receivable - employees, current	16,808	6,668
Total current assets	3,789,230	4,964,542

Fixed assets, net	39,037	40,440
Note receivable - employee, long-term	865	4,287
Other assets	6,281	6,281
Total assets	$3,835,413	$5,015,550
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$206,263	$998,160
Commissions payable	782,424	679,498
Deferred revenue	442,899	939,783
Accrued payroll and related liabilities	274,584	247,885
Other accrued liabilities	56,447	107,235
Income taxes payable	--	2,800
Total current liabilities	1,762,617	2,975,361

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 and 12,839,376 shares issued, 11,201,760 and 11,196,760 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	128,443	128,393
Additional paid-in capital	14,577,791	14,574,128
Accumulated deficit	(11,703,227)	(11,732,121)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,072,796	2,040,189
Total liabilities and stockholders' equity	$3,835,413	$5,015,550

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	June 30,
	2012	2011
Sales
Professional fees	$1,362,747	$1,147,873
Software sales	1,071,844	472,608
Total sales	2,434,591	1,620,481

Cost of sales
Cost of professional fees	698,997	691,965
Cost of software sales	1,018,864	365,891
Total cost of sales	1,717,861	1,057,856

Gross profit	716,730	562,625

Selling, general and administrative expenses	464,333	376,257
Commissions on sales	202,520	141,060

Income from operations	49,877	45,308

Other income, net	1,567	1,974

Income before provision for income taxes	51,444	47,282

Provision for income taxes	--	--

Net income	$51,444	$47,282

Comprehensive income	$51,444	$47,282

Earnings per common share:
Basic:	$0.00	$0.00
Diluted:	$0.00	$0.00

Weighted average common shares outstanding:
Basic	11,199,782	11,196,760
Diluted	11,211,582	11,213,466

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the six months ended
	June 30,
	2012	2011
Sales
Professional fees	$2,527,996	$2,251,200
Software sales	1,420,585	793,018
Total sales	3,948,581	3,044,218

Cost of sales
Cost of professional fees	1,375,630	1,284,981
Cost of software sales	1,323,533	642,174
Total cost of sales	2,699,163	1,927,155

Gross profit	1,249,418	1,117,063

Selling, general and administrative expenses	872,413	764,986
Commissions on sales	351,169	317,997

Income from operations	25,836	34,080

Other income, net	3,058	4,107

Income before provision for income taxes	28,894	38,187

Provision for income taxes	--	--

Net income	$28,894	$38,187

Comprehensive income	$28,894	$38,187

Earnings per common share:
Basic:	$0.00	$0.00
Diluted:	$0.00	$0.00

Weighted average common shares outstanding:
Basic	11,198,271	11,196,760
Diluted	11,215,117	11,209,229

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$28,894	$38,187
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	13,021	9,338
Stock option compensation	3,363	4,846
Bad debt expense	1,020	1,138
Changes in operating assets and liabilities
Accounts receivable	1,831,513	(137,968)
Other receivables and prepaid expenses	341,017	270,480
Accounts payable and accrued expenses	(815,986)	26,463
Commissions payable	102,926	69,125
Deferred revenue	(496,884)	(276,445)
Income taxes payable	(2,800)	--

Net cash provided by operating activities	1,006,084	5,164

Cash flows from investing activities:
Payments received on notes receivable - employees	3,305	3,191
Increase in notes receivable - employees	(10,023)	--
Acquisition of furniture and equipment	(11,618)	(6,189)

Net cash used in investing activities	(18,336)	(2,998)

Cash flows from financing activities:
Proceeds from exercise of stock options	350	--

Net cash provided by financing activities	350	--

Net increase in cash and cash equivalents	988,098	2,166

Cash and cash equivalents, beginning of the period	1,280,926	1,968,077

Cash and cash equivalents, end of the period	$2,269,024	$1,970,243

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$2,800	$--

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

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

Revenue Recognition

The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time and materials and fixed-price contracts. For sales of third-party software products, revenue is recognized upon delivery with any maintenance related revenues recognized ratably over the maintenance period.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

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

Government Contracts

Company sales to departments or agencies of the U.S. federal government are subject to audit by the Defense Contract Audit Agency (“DCAA”), which could result in the renegotiation of amounts previously billed.  Because the Company has not entered into any cost plus fixed fee contracts since 1997, management believes there is minimal risk of an audit by DCAA resulting in a material misstatement of previously reported financial statements.

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $90,582 at June 30, 2012 and $141,721 at December 31, 2011.

Notes Receivable - employees

Notes receivable - employees consists of two notes issued to non-officer employees of the Company which were outstanding as of June 30, 2012 and one note issued to a non-officer employee of the Company which was outstanding as of December 30, 2011.  The note that was outstanding at both periods reported bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on August 10, 2013.  The other note, which was only outstanding as of June 30, 2012, bears simple interest of 3.5%, and requires a lump-sum payment on October 7, 2012.

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

2.             Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Total compensation expense was $1,787 and $1,462 for the quarters ended June 30, 2012 and 2011, respectively, of which $0 related to options awarded to non-employees.  For the six months ended June 30, 2012 and 2011, total compensation expense was $3,363 and $4,846, respectively, of which $550 and $0, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized immediately.

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

Subsequent Events

The Company has evaluated the period from June 30, 2012, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

3.             Stock Options

There were 42,500 option awards granted to employees and no option awards granted to non-employees in the three months ended June 30, 2012 and there were 35,500 option awards granted to employees and no option awards granted to non-employees in the three months ended June 30, 2011.  There were 102,500 option awards granted to employees and 5,000 option awards granted to non-employees in the six months ended June 30, 2012 and there were 10,000 option awards granted to employees and no option awards granted to non-employees in the six months ended June 30, 2011.  The fair values of option awards granted in the six months ended June 30, 2012 and 2011, were estimated using a Black-Scholes option pricing model using the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Risk free interest rate	0.75 – 1.10%	1.65 – 1.72%	0.75 – 2.31%	1.65 - 2.30%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5-10 years	5 years
Expected volatility	62.8%	61.7%	62.8 - 67.9%	61.7 – 61.9%

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

3.             Stock Options (continued)

The status of the options issued as of June 30, 2012, and changes during the six months ended June 30, 2012 and 2011, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2011	1,003,000	$0.31
Options granted	65,000	0.15
Options exercised, expired or forfeited	28,000	0.36
Balance at March 31, 2012	1,040,000	$0.30
Options granted	42,500	0.15
Options exercised	5,000	0.07
Options expired or forfeited	20,000	0.20
Balance at June 30, 2012	1,057,500	$0.29

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2010	1,119,000	$0.30
Options granted	10,000	0.16
Options exercised, expired or forfeited	4,500	0.27
Balance at March 31, 2011	1,124,500	$0.30
Options granted	35,500	0.17
Options exercised, expired or forfeited	--	--
Balance at June 30, 2011	1,160,000	$0.29

The following table summarizes information about options at June 30, 2012:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,057,500	$0.29	4.69	$1,770	947,250	$0.31	4.12	$1,770

Nonvested stock awards as of June 30, 2012 and changes during the six months ended June 30, 2012, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2011	60,000	$0.09
Granted	65,000	0.08
Vested	18,500	0.11
Expired before vesting	6,000	0.09
Balance at March 31, 2012	100,500	$0.08
Granted	42,500	0.08
Vested	22,750	0.09
Expired before vesting	10,000	0.08
Balance at June 30, 2012	110,250	$0.08

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

3.             Stock Options (continued)

As of June 30, 2012 and 2011, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $6,598 and $4,085, respectively, which are expected to be recognized over weighted average periods of 7 months and 9 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2012:
Income available to common stockholders	$51,444	11,199,782	$0.00
Effect of dilutive stock options	-	11,800	-
Diluted net income per common share for the three months ended June 30, 2012:	$51,444	11,211,582	$0.00

Basic net income per common share for the six months ended June 30, 2012:
Income available to common stockholders	$28,894	11,198,271	$0.00
Effect of dilutive stock options	-	16,846	-
Diluted net income per common share for the six months ended June 30, 2012:	$28,894	11,215,117	$0.00

Basic net income per common share for the three months ended June 30, 2011:
Income available to common stockholders	$47,282	11,196,760	$0.00
Effect of dilutive stock options	-	16,706	-
Diluted net income per common share for the three months ended June 30, 2011:	$47,282	11,213,466	$0.00

Basic net income per common share for the six months ended June 30, 2011:
Income available to common stockholders	$38,187	11,196,760	$0.00
Effect of dilutive stock options	-	26,103	-
Diluted net income per common share for the six months ended June 30, 2011:	$38,187	11,222,863	$0.00

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.  These risks include, among others, the following:

●	changes in the funding priorities of the U.S. federal government;
●	changes in the way the U.S. federal government contracts with businesses;
●	terms specific to U.S. federal government contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	non-performance by our subcontractors and suppliers;
●	our dependence on key personnel;
●	our dependence on third-party software and software maintenance suppliers;
●	our failure to adequately integrate businesses we may acquire;
●	fluctuations in our results of operations and the resulting impact on our stock price;
●	the exercise of outstanding options;
●	our failure to adequately protect our intellectual property;
●	the limited public market for our common stock; and
●	our forward-looking statements and projections may prove to be inaccurate.

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

Three of our customers, one of which is a U.S. government agency with which we contract directly and two of which are companies with which we contract for services to U.S. government agencies represent material portions of our revenue.  These customers accounted for 31.6% (direct) and 20.8%, and 20.0% (under subcontract) of revenue in the first six months of 2012.

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011

Revenue
Our revenues in the second quarter of 2012 were $2,434,591, compared to $1,620,481 in 2011, an increase of 50.2%.  Professional services revenue was $1,362,747 versus $1,147,873, an increase of 18.7%, and software product and maintenance revenue was $1,071,844 versus $472,608, an increase of 126.8%. The increase in professional services revenue was due to new contracts and to increases in activity in some of our existing contracts in excess of the contracts that expired, were completed, and that decreased activity since June 30, 2011.  The increase in our software product and maintenance revenue was primarily due to two new product and maintenance orders that were received in the second quarter of 2012 and a maintenance order that was received in December 2011.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Margins
Gross margin was $716,730, or 29.4% of sales, in the second quarter of 2012 versus $562,625, or 34.7% of sales, in the second quarter of 2011.  For the quarter ended June 30, 2012, $663,750 of the gross margin was attributable to professional services at a gross margin percentage of 48.7%, and $52,980 of the gross margin was attributable to software sales at a gross margin percentage of 4.9%.  In the same quarter in 2011, we reported gross margins of $455,908, or 39.7% of sales for professional services and $106,717, or 22.6% of sales for software sales.  Gross margin on professional services increased in terms of both dollars and as a percentage of sales due to the addition of or increased activity of some more profitable services contracts and cost containment on fixed price contracts.  Gross margin on software sales decreased in terms of both dollars and as a percentage of sales despite increases in revenue due to significantly narrower margins on existing product lines.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $464,333, or 19.1% of revenues, in the second quarter of 2012 versus $376,257, or 23.2% of revenues, in the second quarter of
2011.  These expenses increased $88,076, or 23.4%, due largely to increases in overhead labor and fringe benefits applied to overhead labor.

Commission expense was $202,520, or 8.3% of revenues, in the second quarter of 2012 versus $141,060, or 8.7% of revenues, in the second quarter of 2011.  This increase of $61,460, or 43.6%, is due to the increase in incentives earned by our sales and marketing personnel, which fluctuate with gross margins and operating income at varying rates for each salesperson.

Net Income
Net income for the three months ended June 30, 2012, was $51,444, or 2.1% of revenue, versus net income of $47,282, or 2.9 % of revenue, for the same period in 2011.  The increase in net income is due to new business in professional services, while the decrease in net income as a percentage of revenue is due to the increase in software product and maintenance sales with significantly lesser margins relative to professional services.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

Revenue
Our revenues in the first six months of 2012 were $3,948,581, compared to $3,044,218 in 2011, an increase of 29.7%.  Professional services revenue was $2,527,996 versus $2,251,200, an increase of 12.3%, and software product and maintenance revenue was $1,420,585 versus $793,018, an increase of 79.1%. The increase in professional services revenue was due to new contracts and to increases in activity in some of our existing contracts in excess of the contracts that expired, were completed, and that decreased activity since June 30, 2011.  The increase in our software product and maintenance revenue was primarily due to two new product and maintenance orders that were received in the second quarter of 2012 and a maintenance order that was received in December 2011.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

Gross Margins
Gross margin was $1,249,418, or 31.6% of sales, in the first six months of 2012 versus $1,117,063, or 36.7% of sales, in the first six months of 2011.  For the six months ended June 30, 2012, $1,152,366 of the gross margin was attributable to professional services at a gross margin percentage of 45.6%, and $97,052 of the gross margin was attributable to software sales at a gross margin percentage of 6.8%.  In the same period in 2011, we reported gross margins of $966,219, or 42.9% of sales for professional services and $150,844, or 19.0% of sales for software sales.  Gross margin on professional services increased in terms of both dollars and as a percentage of sales due to the addition of or increased activity of some more profitable services contracts and cost containment on fixed price contracts.  Gross margin on software sales decreased in terms of both dollars and as a percentage of sales despite increases in revenue due to significantly narrower margins on existing product lines.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative
Selling, general and administrative expenses, exclusive of sales commissions, were $872,413, or 22.1% of revenues, in the first six months of 2012 versus $764,986, or 25.1% of revenues, in the first six months of 2011.  These expenses increased $107,427, or 14.0%, due largely to increases in overhead labor and fringe benefits applied to overhead labor.

Commission expense was $351,169, or 8.9% of revenues, in the first six months of 2012 versus $317,997, or 10.4% of revenues, in the first six months of 2011.  This increase of $33,172, or 10.4%, is due to the increase in incentives earned by our sales and marketing personnel, which fluctuate with gross margins and operating income at varying rates for each salesperson.

Net Income
Net income for the six months ended June 30, 2012, was $28,894, or 0.7% of revenue, versus net income of $38,187, or 1.3 % of revenue, for the same period in 2011.  The decrease in net income is due to decreases in margins on product and maintenance sales, for which sales increased while gross margins decreased.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2012, were sufficient to provide financing for our operations.  Our net cash provided by combining our operating, investing, and financing activities in the first six months of 2012 was $988,098.  Our net cash provided, when added to a beginning balance of $1,280,926 yielded cash and cash equivalents of $2,269,024 as of June 30, 2012.  Our accounts receivable balances decreased $1,831,513 and our accounts payable balances decreased $815,986, primarily due to product-related invoices that were outstanding at the prior year end.  We had no non-current liabilities as of June 30, 2012.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2012.  As of June 30, 2012, no amounts were outstanding under this line of credit.  At June 30, 2012, $838,000 was available under this line of credit based on our outstanding accounts receivable.

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

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q Second Quarter 2012

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 15, 2012	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

Date: August 15, 2012	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer