Form 10-Q/A
period 2012-06-30
INFORMATION ANALYSIS INC
filed 2012-09-05
CIK 803578

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22405

Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

11240 Waples Mill Road
Suite 201
Fairfax, Virginia 22030
(703) 383-3000
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐                                                                                                            Accelerated filer                   ☐
Non-accelerated filer        ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☑

As of August 4, 2012, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Information Analysis Incorporated Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits
31.1*	Certification of CEO/CFO pursuant to Sec. 302
32.1*	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________
*           These exhibits were previously included or incorporated by reference in Information Analysis Incorporated Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: September 5, 2012	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

Date: September 5, 2012	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer