Form 10-Q
period 2012-09-30
INFORMATION ANALYSIS INC
filed 2012-11-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 7, 2012, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$2,312,035	$1,280,926
Accounts receivable, net	936,097	2,889,658
Prepaid expenses	158,177	787,290
Note receivable- employee	2,389	6,668
Total current assets	3,408,698	4,964,542

Fixed assets, net	36,085	40,440
Note receivable- employee	4,496	4,287
Other assets	6,281	6,281
Total assets	$3,455,560	$5,015,550

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$91,661	$998,160
Commissions payable	794,448	679,498
Accrued payroll and related liabilities	278,499	247,885
Deferred revenue	130,250	939,783
Other accrued liabilities	42,651	107,235
Income taxes payable	--	2,800
Total current liabilities	1,337,509	2,975,361

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 and 12,839,376 shares issued, 11,201,760 and 11,196,760 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	128,443	128,393
Additional paid-in capital	14,579,624	14,574,128
Accumulated deficit	(11,659,805)	(11,732,121)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,118,051	2,040,189
Total liabilities and stockholders' equity	$3,455,560	$5,015,550

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	September 30,
	2012	2011
Sales
Professional fees	$1,363,421	$1,329,592
Software sales	372,354	333,108
Total sales	1,735,775	1,662,700

Cost of sales
Cost of professional fees	818,926	702,017
Cost of software sales	347,011	278,239
Total cost of sales	1,165,937	980,256

Gross profit	569,838	682,444

Selling, general and administrative expenses	388,913	434,295
Commissions on sales	139,148	186,909

Income from operations	41,777	61,240

Other income, net	1,645	1,893

Income before provision for income taxes	43,422	63,133

Provision for income taxes	--	--

Net income	$43,422	$63,133

Comprehensive income	$43,422	$63,133

Earnings per common share:
Basic:	$0.00	$0.01
Diluted:	$0.00	$0.01

Weighted average common shares outstanding:
Basic	11,201,760	11,196,760
Diluted	11,214,921	11,233,313

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
Sales
Professional fees	$3,891,417	$3,580,792
Software sales	1,792,939	1,126,126
Total sales	5,684,356	4,706,918

Cost of sales
Cost of professional fees	2,194,556	1,986,998
Cost of software sales	1,670,544	920,413
Total cost of sales	3,865,100	2,907,411

Gross profit	1,819,256	1,799,507

Selling, general and administrative expenses	1,261,325	1,199,281
Commissions on sales	490,317	504,906

Income from operations	67,614	95,320

Other income, net	4,702	6,000

Income before provision for income taxes	72,316	101,320

Provision for income taxes	--	--

Net income	$72,316	$101,320

Comprehensive income	$72,316	$101,320

Earnings per common share:
Basic:	$0.01	$0.01
Diluted:	$0.01	$0.01

Weighted average common shares outstanding:
Basic	11,199,442	11,196,760
Diluted	11,213,794	11,220,295

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the ninemonths ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$72,316	$101,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,714	13,786
Stock option compensation	5,197	5,774
Bad debt expense	1,020	52,376
Changes in operating assets and liabilities
Accounts receivable	1,952,541	(1,026,007)
Other receivables and prepaid expenses	629,113	(184,842)
Accounts payable and accrued expenses	(940,470)	708,950
Commissions payable	114,950	135,951
Deferred revenue	(809,533)	174,378
Income taxes payable	(2,800)	--

Net cash provided by(used in) operating activities	1,043,048	(18,314)

Cash flows from investing activities:
Payments received on note receivable - employee	14,168	4,807
Increase in note receivable - employee	(10,098)	--
Acquisition of furniture and equipment	(16,359)	(7,617)

Net cash used in investing activities	(12,289)	(2,810)

Cash flows from financing activities:
Proceeds from exercise of stock options	350	--

Net cash provided by financing activities	350	--

Net increase (decrease) in cash and cash equivalents	1,031,109	(21,124)

Cash and cash equivalents, beginning of the period	1,280,926	1,968,077

Cash and cash equivalents, end of the period	$2,312,035	$1,946,953

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$2,800	$--

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

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

On a transaction by transaction basis, the Company determines if the revenue should be recorded on a gross or net basis based on authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.  Sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company as a principal. This determination was based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.  Revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by the Company makes a purchase directly from the Company’s supplier or another designated reseller is recognized net when the commission payment is received.  Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company’s confirmation that the sale occurred.

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

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

The Company’s contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract, ratably throughout the contract as the services are provided, or subject to funds made available incrementally by legislators. In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s allowance for doubtful accounts at September 30, 2012 was $0 and at December 31, 2011 was $141,721.

Note Receivable - employee

The note receivable - employee balance consists of a note issued to a non-officer employee of the Company.  The note bears interest compounded at 3.5% and requires equal semi-monthly payments.  During the third quarter of 2012, the maturity of the note was amended from August 10, 2013 to July 10, 2015, and the semi-monthly payments were adjusted accordingly.

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

2.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Total compensation expense was $1,834 and $928 for the quarters ended September 30, 2012 and 2011, respectively, of which $0 related to options awarded to non-employees in both periods.  For the nine months ended September 30, 2012 and 2011, total compensation expense was $5,197 and $5,774, respectively, of which $550 and $0, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

Subsequent Events

The Company has evaluated the period from September 30, 2012, the date of the financial statements, through the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

3.           Stock Options

There were no option awards granted to employees and no option awards granted to non-employees in the three months ended September 30, 2012 and 2011.  There were 102,500option awards granted to employees and 5,000 option awards granted to non-employees in the nine months ended September 30, 2012 and there were 45,500 option awards granted to employees and no option awards granted to non-employees in the nine months ended September 30, 2011.  The fair values of option awards granted in the nine months ended September 30, 2012and 2011, were estimated using a Black-Scholes option pricing model using the following assumptions:

	Nine Months ended September 30,
	2012	2011
Risk free interest rate	0.75 – 2.31%	1.65 – 2.30%
Dividend yield	0%	0%
Expected term	5-10 years	5 years
Expected volatility	62.8 - 67.9%	61.7 – 61.9%

The status of the options issued as of September 30, 2012, and changes during the nine months ended September 30, 2012 and 2011, were as follows:

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

3.           Stock Options (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2011	1,003,000	$0.31
Options granted	65,000	0.15
Options exercised, expired or forfeited	28,000	0.36
Balance at March 31, 2012	1,040,000	$0.30
Options granted	42,500	0.15
Options exercised	5,000	0.07
Options expired or forfeited	20,000	0.20
Balance at June 30, 2012	1,057,500	$0.29
Options exercised, expired or forfeited	27,000	0.30
Balance at September 30, 2012	1,030,500	$0.29

	Number of shares	Weighted average price per share
Balance at December 31, 2010	1,119,000	$0.30
Options granted	10,000	0.16
Options exercised, expired or forfeited	4,500	0.27
Balance at March 31, 2011	1,124,500	$0.30
Options granted	35,500	0.17
Balance at June 30, 2011	1,160,000	$0.29
Options exercised, expired or forfeited	157,000	0.20
Balance at September 30, 2011	1,003,000	$0.31

The following table summarizes information about options at September 30, 2012:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,030,500	$0.29	4.56	$1,770	920,250	$0.31	3.98	$1,770

Nonvested stock awards as of September 30, 2012 and changes during the nine months ended September 30, 2012, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2011	60,000	$0.09
Granted	65,000	0.08
Vested	18,500	0.11
Expired before vesting	6,000	0.09
Balance at March 31, 2012	100,500	$0.08
Granted	42,500	0.08
Vested	22,750	0.09
Expired before vesting	10,000	0.08
Balance at June 30, 2012	110,250	$0.08
Balance at September 30, 2012	110,250	$0.08

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

3.           Stock Options (continued)

As of September 30, 2012 and 2011, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $4,765 and $3,157, respectively, which are expected to be recognized over weighted average periods of 6 months and 8 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the
three months ended September 30, 2012:
Income available to common stockholders	$43,422	11,201,760	$0.00
Effect of dilutive stock options	--	13,161	--
Diluted net income per common share for the
three months ended September 30, 2012:	$43,422	11,214,921	$0.00

Basic net income per common share for the
nine months ended September 30, 2012:
Income available to common stockholders	$72,316	11,199,442	$0.01
Effect of dilutive stock options	--	14,352	--
Diluted net income per common share for the
nine months ended September 30, 2012:	$72,316	11,213,794	$0.01

Basic net income per common share for the
three months ended September 30, 2011:
Income available to common stockholders	$63,133	11,196,760	$0.01
Effect of dilutive stock options	--	36,553	--
Diluted net income per common share for the
three months ended September 30, 2011:	$63,133	11,233,313	$0.01

Basic net income per common share for the
nine months ended September 30, 2011:
Income available to common stockholders	$101,320	11,196,760	$0.01
Effect of dilutive stock options	--	23,535	--
Diluted net income per common share for the
nine months ended September 30, 2011:	$101,320	11,220,295	$0.01

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

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

Three of our customers, one of which isa U.S. government agency with which we contract directly and two of which are companies with which we contract for services to U.S. government agencies represent material portions of our revenue.  These customers accounted for 31.4% (direct) and 21.5%, and 19.7% (under subcontract) of revenue in the first nine months of 2012.

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

Three Months Ended September 30, 2012versus Three Months Ended September 30, 2011

Revenue
Our revenues in the third quarter of 2012 were $1,735,775, compared to $1,662,700 in 2011, an increase of 4.4%.  Professional services revenue was $1,363,421 versus $1,329,592, an increaseof 2.5%, and software product and maintenance revenue was $372,354 versus $333,108, an increase of 11.8%.The increase in professional services revenue was due to a new contract and to increases in activity in some of our existing contracts in excess of the contracts that expired, were completed, and that decreased activity since September 30, 2011.  The increase in our software product and maintenance revenue was primarily due to new productand maintenance orders that were received after September 30, 2011, for which the revenue recognized during the third quarter of 2012 exceeded that of the expiring maintenance contracts for which revenue was recognized during the same period in 2011.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Margins
Gross margin was $569,838, or 32.8% of sales, in the third quarter of 2012 versus $682,444, or 41.0% of sales, in the third quarter of 2011.  For the quarter ended September 30, 2012, $544,495 of the gross margin was attributable to professional services at a gross margin percentage of 39.9%, and $25,343 of the gross margin was attributable to software sales at a gross margin percentage of 6.8%.  In the same quarter in 2011, we reported gross margins of $627,575, or 47.2% of sales for professional services and $54,869, or 16.5% of sales for software sales.  Gross margin on professional services decreased in terms of both dollars and as a percentage of sales due to the expiration of or decreased activity of some more profitable services contracts, as well as a shift on certain contracts in the ratio of services work invoiced as fixed price per unit to work invoiced as time and materials.  Gross margin on software sales decreased in terms of both dollars and as a percentage of sales, despite increases in revenue, due to narrower margins on existing product lines and more competitive bidding processes.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $388,913, or 22.4% of revenues, in the third quarter of 2012 versus $434,295, or 26.1% of revenues, in the thirdquarter of 2011.  These expenses decreased $45,383, or 10.4%, due largely to decreases in bad debt expense, net of increases infringe benefits applied to overhead and administrative labor and recruiting expenses.

Commission expense was $139,148, or 8.0% of revenues, in the third quarter of 2012 versus $186,909, or 11.2% of revenues, in the third quarter of 2011.  This decrease of $47,761, or 25.6%, is due to thedecreasesin gross margins and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Income
Net income for the three months ended September 30, 2012, was $43,422, or 2.5% of revenue, versus net income of $63,133, or 3.8 % of revenue, for the same period in 2011.  The decrease in net income despite an increase in revenue is due to the expiration of and decreases in activity of higher margin contracts for professional services, shifts in the types of services provided under some professional services contracts, and decreasing margins on software and maintenance sales resulting from the way suppliers do business and customer utilization of more competitive bidding processes.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

Revenue
Our revenues in the first nine months of 2012 were $5,684,356, compared to $4,706,918 in 2011, an increase of 20.8%.  Professional services revenue was $3,891,417 versus $3,580,792, an increase of 8.7%, and software product and maintenance revenue was $1,792,939 versus $1,126,126, an increase of 59.2%. The increase in professional services revenue was due to the addition of a new contract and to increases in activity in some of our existing contracts in excess of the contracts that expired, were completed, and that decreased activity since September 30, 2011.  The increase in our software product and maintenance revenue was primarily due to a few new product and maintenance orders that were received after September 30, 2011.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

Gross Margins
Gross margin was $1,819,256, or 32.0% of sales, in the first nine months of 2012 versus $1,799,507, or 38.2% of sales, in the first nine months of 2011.  For the nine months ended September 30, 2012, $1,696,861 of the gross margin was attributable to professional services at a gross margin percentage of 43.6%, and $122,395of the gross margin was attributable to software sales at a gross margin percentage of 6.8%.  In the same period in 2011, we reported gross margins of $1,593,794, or 44.5% of sales for professional services and $205,713, or 18.3% of sales for software sales.  Gross margin on professional services increased in terms of dollars due to the increases in revenue, but decreased as a percentage of sales due to the expiration of or decreased activity of some more profitable services contracts, as well as a shift on certain contracts in the ratio of services work invoiced as fixed price per unit to work invoiced as time and materials.  Gross margin on software sales decreased in terms of both dollars and as a percentage of sales, despite increases in revenue, due to narrower margins on existing product lines and more competitive bidding processes.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $1,261,325, or 22.2% of revenues, in the first nine months of 2012 versus $1,199,281, or 25.5% of revenues, in the first nine months of 2011.  These expenses increased $62,044, or 5.2%, due largely to increases in overhead and administrative labor and fringe benefits applied to overhead labor, offset by decreases in bad debt expenses.

Commission expense was $490,317, or 8.6% of revenues, in the first nine months of 2012 versus $504,906, or 10.7% of revenues, in the first nine months of 2011.  This decrease of $14,589, or 2.9 is due to the decreases in gross margins and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Income
Net income for the nine months ended September 30, 2012, was $72,316, or 1.3% of revenue, versus net income of $101,320, or 2.2 % of revenue, for the same period in 2011.  The decrease in net income is due to decreases in margins on product and maintenance sales, for which sales increased while gross margins decreased.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2012, were sufficient to provide financing for our operations.  Our net cash provided by combining our operating, investing,and financing activities in the first nine months of 2012 was $1,031,109. Our net cash provided, when added to a beginning balance of $1,280,926 yielded cash and cash equivalents of $2,312,035 as of September 30, 2012.  Our accounts receivable balances decreased $1,953,561 and our accounts payable balances decreased $906,499, primarily due to product-related invoices that were outstanding at the prior year end.  We had no non-current liabilities as of September 30, 2012.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2012.  As of September 30, 2012, no amounts were outstanding under this line of credit.  At September 30, 2012, $596,000 was available under this line of credit based on our outstanding accounts receivable.

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

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q Third Quarter 2012

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 14, 2012	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

Date: November 14, 2012	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer