Form 10-K
period 2012-12-31
INFORMATION ANALYSIS INC
filed 2013-03-29
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 29, 2012, was approximately $1,317,430. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 27, 2013, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed here in our Form 10-K and in other filings with the Securities and Exchange Commission. These risks include, among others, the following:

●	changes in the way the U.S. federal government contracts with businesses and changes in its budgetary priorities;
●	terms specific to U.S. federal government contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	non-performance by our subcontractors and suppliers;
●	our failure to adequately integrate businesses we may acquire; and
●	fluctuations in our results of operations and its impact on our stock price.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Opportunities for our type of modernization may be expanding because of the recent large failures of large scale modernizations using redesign and off-the-shelf approaches. Most recently, the U.S. Air Force announced the failure of the ECSS modernization project which sought to modernize their systems using an off-the-shelf approach and cost over $1 billion. There have also been failures wasting hundreds of millions of dollars at Veterans Affairs in recent years. As costs of maintaining these old systems on old hardware rises, there is more pressure to take an incremental approach that we can provide.

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

Recently, in alliance with a company called Software Mining, IAI is pilot testing conversion software that can convert Cobol to Java or C#. Previously, the challenge was to create new code that is easily readable and maintainable. The tools Software Mining has developed address those issues exceptionally well, and combined with IAI’s tools and experience, provide us a unique capability to deliver successful results. IAI has a number of potential clients exploring these options through pilot testing.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Over the last year there has been a pronounced emphasis within the U.S. federal government to employ form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android operating system. Working with Adobe’s latest version of LiveCycle, we have been able to build applications for several federal clients employing mobile devices, and currently are bidding to convert all existing electronic forms for a major government agency.

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

We have structured our company to address the wide range of requirements that we envision the market will demand. We believe that the Micro Focus tool suite and the use of our proprietary ICONS legacy conversion tools suite will give us a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors. The diverse capabilities of our staff in mainframe technology and client-server implementations help to assure that our staff can analyze the original systems properly to conduct accurate and thorough conversions.

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

Some of our potential clients require that the Cobol code be converted to JAVA or C# and in those cases we have formed an alliance with a company called Software Mining that has developed tools that can be used successfully to deliver readable and maintainable modern code. We are currently pilot testing this code for a number of potential customers and are hopeful that we can win some sizeable contracts this year.

Our strategy to exploit the conversion and modernization market is also based on forming alliances with large information technology consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These firms have established relationships with such customers, who rely on their advice in selecting tools and services to modernize legacy systems. We have been successful in forming partnerships with firms such as Price Waterhouse, IBM, HP, Northrop Grumman, Unisys, Deloitte and Oracle. These alliances have resulted in significant contracts in the past and are important in procuring future business.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

In addition to gaining new business, we will focus on retaining and expanding existing contracts.

We are also using the experience we have acquired as an Adobe Lifecycle reseller to help secure engagements for web-based applications requiring forms. The Adobe products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms and web content management. We have used this expertise to penetrate a number of federal government clients such as the Internal Revenue Service and Veterans Affairs and build sophisticated web applications at the Department of Homeland Security. Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. Our company has built a core group of professionals that can build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2013 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies. We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, beginning in late 2010 and continuing in 2013, we have aggressively pursued strategic business relationships with certain leading-edge technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, cybersecurity, real-time business intelligence, mobile applications and SharePoint developments. Where appropriate, we have entered into teaming arrangements or product reseller agreements with certain of these firms. These products and services are synergistic to our present business strategy and also allow us to expand into new business areas, both within the federal government and commercial sectors, without the expenditure of significant technical development dollars. Our partners benefit by our potential to leverage their new technology developments into our existing client base, as well as utilize our expertise and credibility in developing applications around their inventive products.

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2013 and beyond.

Backlog

As of December 31, 2012, we estimated our backlog at approximately $11.9 million over the next three years, of which $2.7 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Employees

As of December 31, 2012, we employed 25 full-time and 7 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 11 individuals for professional information technology services. Approximately 95% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Changes in the funding priorities of the U.S. federal government, and changes in the way the U.S. federal government contracts with businesses, may materially and adversely affect our revenue and earnings.

Since the U.S. federal government is our largest customer, both directly and with us as a subcontractor, changes in the funding priorities of the U.S. federal government may materially and adversely affect us if funding is cut or shifted away from the information technology services that we are equipped to provide. Additionally, changes in the way the government awards contracts may create a disadvantage for us to compete in certain markets.

U.S. federal government contracts are generally subject to terms more favorable to the customer than commercial contracts.

U.S. federal government contracts generally contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

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

The U.S. federal government may terminate a contract either “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if a default occurs by failing to perform under the contract. If the federal government terminates a contract for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the federal government terminates a contract based upon a default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source and other damages as authorized by law.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Under the terms of outstanding options to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such options, could result in dilution in the interests of our other shareholders.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

ITEM 2.  PROPERTIES.

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on May 31, 2017. We believe that our current facility is suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2012				Fiscal Year Ended December 31, 2011
	Quarter Ended:				Quarter Ended:
	3/31/12	6/30/12	9/30/12	12/31/12	3/31/11	6/30/11	9/30/11	12/31/11

High	$0.19	$0.15	$0.18	$0.17	$0.19	$0.20	$0.22	$0.24
Low	$0.15	$0.15	$0.13	$0.10	$0.15	$0.15	$0.17	$0.13

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

Holders

As of December 31, 2012, we had 111 holders of record of our Common Stock.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders1,2	1,032,500	$0.29	1,272,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,032,500	$0.29	1,272,500
_________________
1 The Company has a stock incentive plan, which became effective May 18, 2006, and expires May 17, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.
2The Company had a stock option plan, which became effective June 25, 1996, and expired May 29, 2006 (the “1996 Plan”). The 1996 Plan provided for the granting of stock options to employees and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2012 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did repurchase any of our equity securities during 2012.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Overview

During 2012 our sales and marketing efforts were focused to capitalize on our expertise in these areas – electronic forms software, conversion, modernization, accessibility, web-enablement, services and tools to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, development and support of database-backed web portals, other web-based solutions, and management consulting services.

In 2012 we had net income of $100,423. Our stockholders’ equity was $2,148,009 at December 31, 2012. Our gross margins decreased by $31,272 on a decrease in revenue of $763,222. The revenue decrease is due to decreases in sales of third-party software products and related maintenance contracts. Gross margins as a percentage of sales were consistent with 2011 for professional services and decreased from 14.6% to 14.0% for software sales. Our expenses related to selling, general and administrative infrastructure increased 7.7% in 2012, and increased from 20.0% to 23.9% as a percentage of sales. Commission expense decreased 13.4% due primarily to the decrease in software sales.

Cash and cash equivalents increased $1,342,090, primarily due to one large product-related receivable outstanding at December 31, 2011 and collected in 2012. We were able to maintain and to grow our investment in interest bearing accounts, and we were able to operate throughout 2012 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2012	December 31, 2011

Revenue	100.0%	100.0%
Cost of revenues	65.8%	68.8%
Gross profit	34.2%	31.2%
Operating expenses
Selling, general and administrative	(23.9%)	(20.0%)
Commissions expense	(9.0%)	(9.3%)
Income from operations	1.3%	1.9%
Other income	0.1%	0.1%
Income before income taxes	1.4%	2.0%
Provision for income taxes	( 0.0%)	( 0.0%)
Net income	1.4%	2.0%

2012 Compared to 2011

Revenue. Total revenue for 2012 decreased $763,000, or 9.8%, to $7.06 million from $7.82 million in 2011. Revenue from professional services fees increased $326,000, or 6.9%, to $5.03 million in 2012 from $4.70 million in 2011. Revenue from software sales decreased $1.09 million, or 34.9%, to $2.03 million in 2012 from $3.12 million in 2011. Revenue from software sales comprised 28.8% of total sales in 2012, compared to 39.9% of total sales in 2011. Our software sales decreases were due to contract expirations and decreases in customer maintenance renewals due to competition and enterprise-wide consolidations of licenses and maintenance agreements.

Gross Profit. Gross profit decreased $31,000, or 1.3% in 2012 versus 2011. Gross profit as a percentage of revenue increased to 34.2% of revenue in 2012 from 31.2% of revenue in 2011. The increase in gross profit as a percentage of revenue is due to the increase in the ratio of professional fees revenue to software sales revenue. Gross profit from professional fees was 42.3% in 2012 on 71.2% of total revenues while gross profit from software sales was 14.0% on 28.8% of total sales. In 2011, gross profit from professional fees was 42.3% on 60.1% of total revenues while gross profit from software sales was 14.6% on 39.9% of total sales. Professional services gross margin was $2.13 million in 2012, compared to $1.99 million in 2011. Software sales gross margin decreased from $456,000 in 2011 to $284,000 in 2012. Gross margin for software sales decreased due to decreases in new product and maintenance sales and maintenance renewals.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Selling, General and Administrative. Selling, general and administrative expense for 2012 increased $121,000 to $1.69 million, or 23.9% of revenue, from $1.56 million, or 20.0% of revenue, in 2011. The increase is primarily due to increases in non-revenue-producing labor costs. These consisted of an increase in overhead labor related to periods of U.S. federal government customer budget uncertainties and to a short-term business development project that did not yield anticipated results.

Commission Expense. Commission expense in 2012 was $632,000, or 9.0% of revenue, versus $729,000, or 9.3% in 2011. Commission expenses vary with income generated from contracts sold by our commission-based sales associates.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued accounting standards that are not yet effective will have a material effect on its financial position or results of operations upon adoption.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2012, net cash provided by operating, investing and financing activities was $1,342,090. Our net cash provided of $1,342,090, when added to a beginning balance of $1,280,926, yielded cash and cash equivalents of $2,623,016 at December 31, 2012. Our accounts receivable balances decreased $2,151,614, and our accounts payable balances decreased $886,575, primarily due to outstanding product-related invoices at the 2011 year end. We had no non-current liabilities at December 31, 2012.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2013. As of December 31, 2012, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2012.

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

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Revenue Recognition

We earn revenue from both professional services and sales of software and related support.  We recognize revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated.  Revenue from professional services is earned under time and materials and fixed-price contracts.  For sales of third-party software products, we recognize revenue upon product delivery, with any maintenance related revenues recognized ratably over the maintenance period.

We recognize revenue on time and materials contracts based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed-price contracts that are based on unit pricing, we recognize revenue for the number of units delivered in any given reporting period.

For fixed-price contracts in which we are paid a specific amount to be available to provide a particular service for a stated period of time, we recognize revenue ratably over the service period.  We apply this method of revenue recognition to renewals of maintenance contracts on third-party software sales from prior years and to separable maintenance elements of sales of third-party software that include fixed terms of maintenance , such as Adobe and Micro Focus software, for which we are responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues we are unable to resolve.

We report revenue on both gross and net bases on a transaction by transaction analysis using authoritative guidance issued by the FASB. We consider the following factors to determine the gross versus net presentation: if we (i) act as principal in the transaction; (ii) take title to the products; (iii) have risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.  Generally, sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis, with our company acting as the principal in these arrangements. This determination is based on the following: 1) we have inventory risk as suppliers are not obligated to accept returns, 2) we have reasonable latitude, within economic constraints, in establishing price, 3) in our marketing efforts, we frequently aid the customer in determining product specifications, 4) we have physical loss and inventory risk as title transfers at the shipping point, 5) we bear full credit risk, and 6) the amount we earn in the transaction is neither a fixed dollar amount nor a fixed percentage.  Generally, revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by us makes a purchase directly from our supplier or another designated reseller is recognized net when the commission payment is received, since we are merely acting as an agent in these arrangements.  Since we are not a direct party in the sales transaction, payment by the supplier is our confirmation that the sale occurred.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

For software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence ("VSOE"), and (4) allocate the total price among the various elements. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement.  We have established VSOE for our third-party software maintenance and support services.

Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract, ratably throughout the contract as the services are provided, or subject to funds made available incrementally by legislators. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider our previous experiences with our customers, communications with our customers regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Payments received in advance of services performed are recorded and reported as deferred revenue.  Services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our balance sheets in the aggregate with accounts receivable.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Analysis Incorporated

We have audited the accompanying balance sheet of Information Analysis Incorporated as of December 31, 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2012. Information Analysis Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United Stated of America.

/s/ CohnReznick LLP

Vienna, Virginia
March 29, 2013

Information Analysis Incorporated	2012 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Information Analysis Incorporated

We have audited the accompanying balance sheet of Information Analysis Incorporated as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
March 30, 2012

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,623,016	$1,280,926
Accounts receivable, net	738,044	2,889,658
Prepaid expenses and other current assets	191,406	787,290
Note receivable, current	2,410	6,668
Total current assets	3,554,876	4,964,542

Property and equipment, net of accumulated depreciation
and amortization of $292,301 and $264,837	39,226	40,440
Note receivable, long-term	3,885	4,287
Other assets	6,281	6,281

Total assets	$3,604,268	$5,015,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,585	$998,160
Commissions payable	806,133	679,498
Accrued payroll and related liabilities	269,716	247,885
Deferred revenue	220,424	939,783
Other accrued liabilities	48,401	107,235
Income taxes payable	-	2,800
Total current liabilities	1,456,259	2,975,361

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,844,376 and 12,839,376 shares issued, 11,201,760 and 11,196,760 shares outstanding as of December 31, 2012 and December 31, 2011, respectively	128,443	128,393
Additional paid-in capital	14,581,475	14,574,128
Accumulated deficit	(11,631,698)	(11,732,121)
Treasury stock, 1,642,616 shares at cost at December 31, 2012 and 2011	(930,211)	(930,211)

Total stockholders’ equity	2,148,009	2,040,189

Total liabilities and stockholders’ equity	$3,604,268	$5,015,550

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	For the years ended December 31,
	2012	2011
Revenues
Professional fees	$5,026,676	$4,700,679
Software sales	2,030,877	3,120,096
Total revenues	7,057,553	7,820,775

Cost of revenues
Cost of professional fees	2,899,297	2,714,118
Cost of software sales	1,747,274	2,664,403
Total cost of revenues	4,646,571	5,378,521

Gross profit	2,410,982	2,442,254

Selling, general and administrative expenses	1,685,156	1,564,370
Commissions expense	631,698	729,075

Income from operations	94,128	148,809
Other income	6,295	7,392

Income before provision for income taxes	100,423	156,201
Provision for income taxes	-	2,800

Net income	$100,423	$153,401

Comprehensive income	$100,423	$153,401

Net Income per common share – basic	$0.01	$0.01

Net Income per common share – diluted	$0.01	$0.01

Weighted average common shares outstanding
Basic	11,200,025	11,196,760
Diluted	11,210,939	11,224,410

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2010	12,839,376	$128,393	$14,567,422	$(11,885,522)	$(930,211)	$1,880,082

Net Income	-	-	-	153,401	-	153,401

Stock option compensation	-	-	6,706	-	-	6,706

Balances, December 31, 2011	12,839,376	$128,393	$14,574,128	$(11,732,121)	$(930,211)	$2,040,189

Net Income	-	-	-	100,423	-	100,423

Stock option compensation	-	-	7,047	-	-	7,047

Stock option exercise	5,000	50	300	-	-	350

Balances, December 31, 2012	12,844,376	$128,443	$14,581,475	$(11,631,698)	$(930,211)	$2,148,009

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$100,423	$153,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,464	19,464
Stock option compensation	7,047	6,706
Bad debt expense	1,401	52,376
Changes in operating assets and liabilities
Accounts receivable	2,150,213	(2,170,220)
Prepaid expenses and other current assets	595,884	(216,342)
Accounts payable and accrued expenses	(923,578)	962,494
Deferred revenue	(719,359)	287,192
Commissions payable	126,635	232,739
Income taxes payable	(2,800)	2,800

Net cash provided by (used in) operating activities	1,363,330	(669,390)

Cash flows from investing activities:
Acquisition of furniture and equipment	(26,250)	(24,199)
Payments received on notes receivable – employees	14,660	6,438
Increase in notes receivable – employees	(10,000)	-

Net cash used in investing activities	(21,590)	(17,761)

Cash flows from financing activities:
Proceeds from the exercise of stock options	350	-

Net cash provided by financing activities	350	-

Net increase (decrease) in cash and cash equivalents	1,342,090	(687,151)

Cash and cash equivalents, beginning of the year	1,280,926	1,968,077

Cash and cash equivalents, end of the year	$2,623,016	$1,280,926

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$2,800	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Operations

Information Analysis Incorporated (“the Company”) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems. The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company earns revenue from both professional services and sales of software and related support. The Company recognizes revenue when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated. Revenue from professional services is earned under time and materials and fixed-price contracts. For sales of third-party software products, revenue is recognized upon product delivery, with any maintenance related revenues recognized ratably over the maintenance period.

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed-price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given reporting period.

For fixed-price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period. The Company applies this method of revenue recognition to renewals of maintenance contracts on third-party software sales from prior years and to separable maintenance elements of sales of third-party software that include fixed terms of maintenance, such as Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

The Company reports revenue on both a gross and net basis on a transaction by transaction analysis using authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. Generally, sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company acting as the principal in these arrangements. This determination is based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage. Generally, revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by the Company makes a purchase directly from the Company’s supplier or another designated reseller is recognized net when the commission payment is received since the Company is merely acting as an agent in these arrangements. Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company’s confirmation that the sale occurred.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

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

Government Contracts

The Company’s sales to departments or agencies of the U. S. federal government are subject to audit by the Defense Contract Audit Agency (DCAA), which could result in the renegotiation of amounts previously billed. Because the Company has not entered into any cost plus fixed fee contracts since 1997, management believes there is minimal risk of an audit by DCAA resulting in a material misstatement of previously reported financial statements.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $381 and $141,721 at December 31, 2012 and 2011, respectively.

Note Receivable

The Company has a note receivable and accrued interest from an employee of $6,295 and $10,955 at December 31, 2012 and 2011, respectively. The note bears interest at 3.5% and is payable semi-monthly over 36 months from the date of the note. Interest income recognized was not material for all periods presented.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over the lesser of the useful life or five years, off-the-shelf software is depreciated over the lesser of three years or the term of the license, custom software is depreciated over the least of five years, the useful life, or the term of the license, and computer equipment is depreciated over three years. Leasehold improvements are amortized over the estimated term of the lease or the estimated life of the improvement, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. Gains and losses on dispositions are recorded in operations.

Stock-Based Compensation

At December 31, 2012, the Company had the stock-based compensation plans described in Note 9 below. Total compensation expense related to these plans was $7,047 and $6,706 for the years ended December 31, 2012 and 2011, respectively, of which $550 and $0, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Concentration of Credit Risk

The Company's prime contracts and subcontracts with agencies of the U.S. federal government accounted for 87% and 89% of the Company's revenues during 2012 and 2011, respectively. The Company has prime contracts with one U.S. federal government agency that accounted for 28% and 48% of the Company’s 2012 and 2011 revenue, respectively. Also, the Company has subcontracts with other companies for which work is done for a U.S. federal agency that account for 22% and 19% of the Company’s 2012 revenue and 16% and 1% of the 2011 revenue.

The Company sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 27% of total revenue in 2012 and 40% of revenue in 2011.

At December 31, 2012, the Company’s accounts receivable included receivables from one U.S. federal agency that represented 11% of the Company’s outstanding accounts receivable and from two companies under which we subcontract for services to U.S. federal agencies that represented 42% and 18% of the Company’s outstanding accounts receivable, respectively. At December 31, 2011, the Company’s accounts receivable included receivables from various departments within one U.S. federal agency that collectively represented 75% of the Company’s outstanding accounts receivable.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued accounting standards that are not yet effective will have a material effect on its financial position or results of operations upon adoption.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

2.     Receivables

Accounts receivable at December 31, 2012 and 2011, consist of the following:

	2012	2011

Billed-federal government	$664,533	$2,961,279
Billed-commercial and other	73,892	70,100
Total billed	738,425	3,031,379
Unbilled	-	-
Allowance for doubtful accounts	(381)	(141,721)
Accounts receivable, net	$738,044	$2,889,658

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

3.     Fair Value Measurements

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1—Quoted prices in active markets for identical assets or liabilities;

●
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3
December 31, 2012
Money market accounts	$2,003	$-	$-
Total	$2,003	$-	$-

December 31, 2011
Money market accounts	$1,022	$-	$-
Total	$1,022	$-	$-

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

3.     Fair Value Measurements (continued)

Money market accounts are highly liquid investments. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The carrying amount of financial instruments such as accounts receivable, accounts payable, and accrued liabilities approximate the related fair value due to the short-term maturities of these instruments. The carrying amount of notes receivable approximate fair value based on interest rates currently available.

4.     Fixed Assets

A summary of fixed assets and equipment at December 31, 2012 and 2011, consist of the following:

	2012	2011

Furniture and equipment	$93,391	$93,391
Computer equipment and software	238,136	211,886
Subtotal	331,527	305,277
Less: accumulated depreciation and amortization	(292,301)	(264,837)
Total	$39,226	$40,440

Depreciation expense for the years ended December 31, 2012 and 2011, was $27,464 and $19,464, respectively.

5.     Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. The credit agreement includes an interest rate indexed to 3.00% above the British Bankers’ Association London Interbank Offered Rate (BBA LIBOR). The line of credit was renewed on November 30, 2012, and expires on December 1, 2013. Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable. The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2012, was 3.21%. At December 31, 2011, the effective rate was 4.02%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining positive net income as tested on an annual basis, maintaining a minimum tangible net worth, and producing a number of periodic financial reports for the benefit of the bank. There was no outstanding balance on the line of credit at December 31, 2012 or 2011.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

6.     Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2017. Rent expense was $89,597 and $88,894 for the years ended December 31, 2012 and 2011, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2013	$88,954
	2014	99,255
	2015	102,232
	2016	105,299
	2017	44,414
Total minimum rent payments		$440,154

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.     Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$5,501,500	$5,559,500
Accrued vacation and commissions	312,200	261,800
Fixed assets	48,100	46,100
Allowance for doubtful accounts	100	53,400
AMT tax credit carryforward	6,600	9,500
Other	9,700	8,200
Subtotal	5,878,200	5,938,500
Valuation allowance	(5,878,200)	(5,938,500)
Total	$-	$-

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

7.     Income Taxes (continued)

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2012	2011

Income before taxes	$100,423	$156,201
Income tax expense (benefit) on above amount at federal statutory rate	34,100	53,100
State income tax expense (benefit), net of federal expense (benefit)	4,000	6,200
Permanent differences	7,600	5,600
Other	14,600	(800)
Change in valuation allowance	(60,300)	(61,300)
Provision for income taxes	$-	$2,800

Income tax expense for the years ended December 31, 2012 and 2011 consists of the following:

	December 31,
Current income taxes	2012	2011

Federal	$83,900	$179,000
State	9,900	21,100
Alternative minimum tax	-	2,800
Benefit from utilization of net operating losses	(93,800)	(200,100)
	-	2,800
Deferred taxes	-	-
	$-	$2,800

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $14.5 million, which expire, if unused, between the years 2017 and 2028.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2012 and 2011, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

8.   Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2012 and in 2011, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2012 or 2011. Expenses for matching contributions for the years ended December 31, 2012 and 2011 were $30,680 and $20,303, respectively. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions.

9.     Stock Options and Warrants

The Company granted stock options to certain employees under two plans. The 1996 Stock Option Plan was adopted in 1996 (“1996 Plan”) and had options granted under it through May 29, 2006. In 2006, the Board of Directors approved and the shareholders ratified the 2006 Stock Incentive Plan (“2006 Plan”).

As determined by the members of the Compensation Committee, the Company generally grants options under the 2006 Plan at the estimated fair value at the date of grant, based upon all information available to it at the time.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. The fair values of option awards granted in 2012 and 2011 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2012	2011

Risk free interest rate	0.62% - 2.31%	1.65% – 2.30%
Dividend yield	0%	0%
Expected term	5-10 years	5 years
Expected volatility	62.8 – 67.9%	61.7 – 61.9%

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expires May 17, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The average vesting period for options granted to employees under the 2006 Plan in the years ended December 31, 2012 and 2011, were twelve months and nineteen months, respectively. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

9.     Stock Options and Warrants (continued)

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 360,000 and 411,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2012 and 2011, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2012, and changes during the years ended December 31, 2012 and 2011, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share

Balance at December 31, 2010	1,119,000	$0.30
Options granted	45,500	0.17
Options exercised, expired or forfeited	161,500	0.20
Balance at December 31, 2011	1,003,000	0.31
Options granted	109,500	0.14
Options exercised	5,000	0.07
Options expired or forfeited	75,000	0.30
Balance at December 31, 2012	1,032,500	$0.29

The following table summarizes information about options at December 31, 2012:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value

1,032,500	$0.29	4.32	$1,770	920,250	$0.31	3.73	$1,770

Nonvested stock awards as of December 31, 2012 and changes during the year ended December 31, 2012, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value

Balance at December 31, 2011	60,000	$0.09
Granted	109,500	0.08
Vested	41,250	0.10
Expired before vesting	16,000	0.08
Balance at December 31, 2012	112,250	0.08

Information Analysis Incorporated	2012 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

9.     Stock Options and Warrants (continued)

As of December 31, 2012 and 2011, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $3,094 and $2,225, respectively, which is expected to be recognized over a weighted average period of 5 months and 7 months, respectively.

Warrants

The Board of Directors may also grant warrants to directors, employees and others. There were no warrants issued nor exercised during the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, there were no outstanding warrants.

10.   Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount

Basic net income per common share for the year ended December 31, 2012:
Income available to common stockholders	$100,423	11,200,025	$0.01
Effect of dilutive stock options		10,914	--
Diluted net income per common share for the year ended December 31, 2012:	$100,423	11,210,939	$0.01

Basic net income per common share for the year ended December 31, 2011:
Income available to common stockholders	$153,401	11,196,760	$0.01
Effect of dilutive stock options		27,650	--
Diluted net income per common share for the year ended December 31, 2011:	$153,401	11,224,410	$0.01

Information Analysis Incorporated	2012 Annual Report on Form 10-K

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Information Analysis Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2013 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2013 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2013 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2013 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2013 Annual Meeting of Stockholders.

Information Analysis Incorporated	2012 Annual Report on Form 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

March 29, 2013	By:	/s/ Sandor Rosenberg
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

Signature		Title	Date

By:	/s/ Sandor Rosenberg	Chairman of the Board, Chief	March 29, 2013
	Sandor Rosenberg	Executive Officer and President

By:	/s/ Charles A. May, Jr.	Director	March 29, 2013
Charles A. May

By:	/s/ Bonnie K. Wachtel	Director	March 29, 2013
Bonnie K. Wachtel

By:	/s/ James D. Wester	Director	March 29, 2013
James D. Wester

By:	/s/ Richard S. DeRose	Chief Financial Officer,	March 29, 2013
	Richard S. DeRose	Secretary and Treasurer

By:	/s/ Matthew T. Sands	Controller	March 29, 2013
Matthew T. Sands

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Modification of Office Lease to 12,345 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-QSB for the period ended March 31, 2001 and filed on May 11, 2001
10.5	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.6	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.7	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.8	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.9	Third Modification of Lease, dated November 8, 2006, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2006, and filed on April 2, 2007
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.11	Fourth Modification of Lease, dated November 12, 2009, to extend term of lease three years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Information Analysis Incorporated	2012 Annual Report on Form 10-K

Exhibit No.	Description	Location
10.13	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 13, 2010.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2010, and filed on March 31, 2011
10.14	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2011.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2011, and filed on March 30, 2012
10.15	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Filed with this Form 10-K
10.16	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Filed with this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
23.2	Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K