Form 10-Q
period 2013-03-31
INFORMATION ANALYSIS INC
filed 2013-05-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number: 000-22405

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of May 9, 2013, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q First Quarter 2013

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q First Quarter 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,329,407	$2,623,016
Accounts receivable, net	897,240	738,044
Prepaid expenses and other current assets	201,106	191,406
Note receivable, current	3,838	2,410
Total current assets	3,431,591	3,554,876

Property and equipment, net	36,478	39,226
Note receivable, long-term	11,633	3,885
Other assets	6,281	6,281
Total assets	$3,485,983	$3,604,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,191	$111,585
Commissions payable	790,156	806,133
Accrued payroll and related liabilities	261,697	269,716
Deferred revenue	186,180	220,424
Other accrued liabilities	47,404	48,401
Total current liabilities	1,386,628	1,456,259

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of March 31, 2013 and December 31, 2012	128,443	128,443
Additional paid-in capital	14,584,962	14,581,475
Accumulated deficit	(11,683,839)	(11,631,698)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,099,355	2,148,009
Total liabilities and stockholders' equity	$3,485,983	$3,604,268

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2013

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31,
	2013	2012
Revenues
Professional fees	$1,180,806	$1,165,249
Software sales	136,243	348,741
Total revenues	1,317,049	1,513,990

Cost of revenues
Cost of professional fees	690,643	676,634
Cost of software sales	113,342	304,669
Total cost of revenues	803,985	981,303

Gross profit	513,064	532,687

Selling, general and administrative expenses	454,280	408,079
Commissions on sales	112,306	148,649

Loss from operations	(53,522)	(24,041)

Other income	1,381	1,491

Loss before provision for income taxes	(52,141)	(22,550)

Provision for income taxes	--	--

Net loss	$(52,141)	$(22,550)

Comprehensive loss	$(52,141)	$(22,550)

Loss per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	11,201,760	11,196,760
Diluted	11,201,760	11,196,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2013

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(52,141)	$(22,550)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	5,657	6,633
Stock-based compensation	3,487	1,576
Bad debt expense	--	1,020
Changes in operating assets and liabilities:
Accounts receivable	(159,196)	2,185,832
Prepaid expenses and other current assets	(9,700)	213,740
Accounts payable and accrued expenses	(19,410)	(971,400)
Deferred revenue	(34,244)	(305,461)
Commissions payable	(15,977)	22,166

Net cash (used in) provided by operating activities	(281,524)	1,131,556

Cash flows from investing activities:
Increase in note receivable - employee	(10,000)	--
Payments received on note receivable - employee	824	1,645
Capital expenditures	(2,909)	--

Net cash (used in) provided by investing activities	(12,085)	1,645

Net (decrease) increase in cash and cash equivalents	(293,609)	1,133,201

Cash and cash equivalents, beginning of the period	2,623,016	1,280,926

Cash and cash equivalents, end of the period	$2,329,407	$2,414,127

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$--	$2,800

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2013

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.             Basis of Presentation

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

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 2013 (the “Annual Report”).  The accompanying December 31, 2012 financial information was derived from our audited financial statements included in the Annual Report.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The carrying amount of notes receivable approximate fair value based on interest rates currently available.

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

2.             Summary of Significant Accounting Policies

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

Information Analysis Incorporated	Form 10-Q First Quarter 2013

2.            Summary of Significant Accounting Policies (continued)

maintenance elements of sales of third-party software that include fixed terms of maintenance, such as Adobe and Micro
Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

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

Note Receivable

The note receivable balance consists of a note issued to a non-officer employee of the Company.  The note bears interest compounded at 3.5% and requires equal semi-monthly payments.  During the first quarter of 2013, additional principal was advanced to the employee and the note was amended to reflect the new principal, extend the maturity date from July 10, 2015 to January 25, 2017, and the semi-monthly payments were adjusted accordingly.

Stock-Based Compensation

Total stock-based compensation expense was $3,487 and $1,576 for the quarters ended March 31, 2013 and 2012, respectively, of which $0 and $550, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using the Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Information Analysis Incorporated	Form 10-Q First Quarter 2013

2.             Summary of Significant Accounting Policies (continued)

Income Taxes

As of March 31, 2013, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2014.

3.             Stock-Based Compensation

There were 160,000 option awards granted to employees and no option awards granted to non-employees in the three months ended March 31, 2013 and there were 60,000 option awards granted to employees and 5,000 option awards granted to non-employees in the three months ended March 31, 2012.  The fair values of option awards granted in the three months ended March 31, 2013 and 2012 were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended March 31,
	2013	2012
Risk free interest rate	0.88 – 0.90%	1.20 – 2.31%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	62.8%	62.8 – 67.9%

The status of the options issued as of March 31, 2013 and changes during the three months ended March 31, 2013 and 2012, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	160,000	0.16
Options exercised, expired or forfeited	(10,000)	0.15
Balance at March 31, 2013	1,182,500	$0.28

	Number of shares	Weighted average price per share
Balance at December 31, 2011	1,003,000	$0.31
Options granted	65,000	0.15
Options exercised, expired or forfeited	(28,000)	0.36
Balance at March 31, 2012	1,040,000	$0.30

The following table summarizes information about options at March 31, 2013:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,182,500	$0.28	4.90	$1,770	960,250	$0.30	3.81	$1,770

Information Analysis Incorporated	Form 10-Q First Quarter 2013

3.            Stock-Based Compensation (continued)

Nonvested stock awards as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Nonvested
	Number of shares	Weighted average g rant date fair value
Balance at December 31, 2012	112,250	$0.08
Granted	160,000	0.08
Vested	50,000	0.08
Balance at March 31, 2013	222,250	$0.08

As of March 31, 2013 and 2012, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $12,407 and $6,382, respectively, which are expected to be recognized over weighted average periods of 6 months and 5 months, respectively.

4.            Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2013:
Loss available to common stockholders	$(52,141)	11,201,760	$0.00
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the three months ended March 31, 2013:	$(52,141)	11,201,760	$0.00

Basic net loss per common share for the three months ended March 31, 2012:
Loss available to common stockholders	$(22,550)	11,196,760	$0.00
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the three months ended March 31, 2012:	$(22,550)	11,196,760	$0.00

Information Analysis Incorporated	Form 10-Q First Quarter 2013

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2012 and in other filings with the Securities and Exchange Commission.

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

Three of our customers, one of which is a U.S. government agency with which we contract directly and two of which are companies with which we contract for services to U.S. government agencies represent material portions of our revenue.  These customers accounted for 18.7% (direct) and 22.4% and 20.5% (under subcontract) of revenue in the first three months of 2013.

Information Analysis Incorporated	Form 10-Q First Quarter 2013

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

Revenue

Our revenues in the first quarter of 2013 were $1,317,049 compared to $1,513,990 in 2012, a decrease of 13.0%.  Professional services revenue was $1,180,806 versus $1,165,249, an increase of 1.3%, and software product and maintenance revenue was $136,243 versus $348,741, a decrease of 60.9%.  The decrease in our software product and maintenance revenue was primarily due to the expiration of one enterprise-wide U.S. federal government agency software maintenance contract, for which the bidding process for successive years was offered only under a type of U.S. federal government contract we do not have.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Margins

Gross margin was $513,064, or 39.0% of sales in the first quarter of 2013 versus $532,687, or 35.2% of sales, in the first quarter of 2012.  For the quarter ended March 31, 2013, $490,163 of the gross margin was attributable to professional services at a gross margin percentage of 41.5%, and $22,901 of the gross margin was attributable to software sales at a gross margin percentage of 16.8%.  In the same quarter in 2012, we reported gross margins of $488,615, or 41.9% of sales for professional services and $44,072, or 12.6% of sales for software sales.  Gross margin on professional services was consistent in terms of percentage of sales.  Gross margin on software sales decreased in terms of dollars due to contract expirations but increased as a percentage of sales due to the addition of one maintenance contract for which there are no third-party costs.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $454,280, or 34.5% of revenues, in the first quarter of 2013 versus $408,079, or 27.0% of revenues, in the first quarter of 2012.  These expenses increased $46,201, or 11.3%, due largely to increases in recruiting fees, additional sales staff, and costs related to financial reporting.

Commission expense was $112,306, or 8.5% of revenues, in the first quarter of 2013 versus $148,649, or 9.8% of revenues, in the first quarter of 2012.  This decrease of $36,343, or 24.4%, is due to the decreases in gross margins and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss

Net loss for the three months ended March 31, 2013, was $52,141, or 4.0% of revenue, versus net loss of $22,550, or 1.5 % of revenue, for the same period in 2012.  The increase in net loss is due to decreases in software sales, and the absence related gross margin, as well as increases in recruiting fees and other selling, general and administrative expenses.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2013, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first three months of 2013 was $293,609.  Our net cash used, when subtracted from a beginning balance of $2,623,016 yielded cash and cash equivalents of $2,329,407 as of March 31, 2013.  Our accounts receivable balances increased $159,196 and our current liabilities as a whole decreased $69,631.  We had no non-current liabilities as of March 31, 2013.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2013.  As of March 31, 2013, no amounts were outstanding under this line of credit.  At March 31, 2013, $703,000 was available under this line of credit based on our outstanding accounts receivable.

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

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Form 10-Q First Quarter 2013

We have no off-balance sheet arrangements.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March  31, 2013 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q First Quarter 2013

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q First Quarter 2013

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 14, 2013	By:	/s/ Sandor Rosenberg
Sandor Rosenberg,
Chairman of the Board, Chief Executive Officer, and President

Date: May 14, 2013	By:	/s/ Richard S. DeRose
Richard S. DeRose,
Executive Vice President, Treasurer, and Chief Financial Officer