Form 10-Q
period 2013-06-30
INFORMATION ANALYSIS INC
filed 2013-08-13
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 09, 2013, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
		(see Note 1)
ASSETS
Current assets
Cash and cash equivalents	$2,442,076	$2,623,016
Accounts receivable, net	744,287	738,044
Prepaid expenses and other current assets	304,430	191,406
Note receivable, current	3,872	2,410
Total current assets	3,494,665	3,554,876

Property and equipment, net	42,170	39,226
Note receivable, long-term	10,652	3,885
Other assets	6,281	6,281
Total assets	$3,553,768	$3,604,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$291,001	$111,585
Commissions payable	756,566	806,133
Deferred revenue	284,710	220,424
Accrued payroll and related liabilities	213,779	269,716
Other accrued liabilities	40,936	48,401
Total current liabilities	1,586,992	1,456,259

Stockholders' equity
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of June 30, 2013 and December 31, 2012	128,443	128,443
Additional paid-in capital	14,588,902	14,581,475
Accumulated deficit	(11,820,358)	(11,631,698)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,966,776	2,148,009
Total liabilities and stockholders' equity	$3,553,768	$3,604,268

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months ended
	June 30,
	2013	2012
Revenues
Professional fees	$899,090	$1,362,747
Software sales	219,120	1,071,844
Total revenues	1,118,210	2,434,591

Cost of revenues
Cost of professional fees	522,780	698,997
Cost of software sales	192,044	1,018,864
Total cost of revenues	714,824	1,717,861

Gross profit	403,386	716,730

Selling, general and administrative expenses	438,268	464,333
Commissions on sales	103,569	202,520

(Loss) income from operations	(138,451)	49,877

Other income	1,932	1,567

(Loss) income before provision for income taxes	(136,519)	51,444

Provision for income taxes	-	-

Net (loss) income	$(136,519)	$51,444

Comprehensive (loss) income	$(136,519)	$51,444

(Loss) income per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	11,201,760	11,199,782
Diluted	11,201,760	11,211,582

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the six months ended
	June 30,
	2013	2012
Revenues
Professional fees	$2,079,896	$2,527,996
Software sales	355,363	1,420,585
Total revenues	2,435,259	3,948,581

Cost of revenues
Cost of professional fees	1,213,423	1,375,630
Cost of software sales	305,386	1,323,533
Total cost of revenues	1,518,809	2,699,163

Gross profit	916,450	1,249,418

Selling, general and administrative expenses	892,548	872,413
Commissions on sales	215,875	351,169

(Loss) income from operations	(191,973)	25,836

Other income	3,313	3,058

(Loss) income before provision for income taxes	(188,660)	28,894

Provision for income taxes	-	-

Net (loss) income	$(188,660)	$28,894

Comprehensive (loss) income	$(188,660)	$28,894

(Loss) income per common share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average common shares outstanding:
Basic	11,201,760	11,198,271
Diluted	11,201,760	11,215,117

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(188,660)	$28,894
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	11,496	13,021
Stock-based compensation	7,427	3,363
Bad debt expense	-	1,020
Changes in operating assets and liabilities:
Accounts receivable	(6,243)	1,831,513
Prepaid expenses and other current assets	(113,024)	341,017
Accounts payable and accrued expenses	116,014	(815,986)
Deferred revenue	64,286	(496,884)
Commissions payable	(49,567)	102,926
Income taxes	-	(2,800)

Net cash (used in) provided by operating activities	(158,271)	1,006,084

Cash flows from investing activities
Capital expenditures	(14,440)	(11,618)
Increase in note receivable	(10,000)	(10,023)
Payments received on note receivable	1,771	3,305

Net cash used in investing activities	(22,669)	(18,336)

Cash flows from financing activities
Proceeds from exercise of stock options	-	350

Net cash provided by financing activities	-	350

Net (decrease) increase in cash and cash equivalents	(180,940)	988,098

Cash and cash equivalents, beginning of the period	2,623,016	1,280,926

Cash and cash equivalents, end of the period	$2,442,076	$2,269,024

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$2,800

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.  The carrying amount of notes receivable approximates fair value based on interest rates currently available.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

2.            Summary of Significant Accounting Policies (continued)

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

Note Receivable

The note receivable balance consists of a note issued to a non-officer employee of the Company.  The note bears interest compounded at 3.5% and requires equal semi-monthly payments.  During the first six months of 2013, additional principal was advanced to the employee and the note was amended to reflect the new principal, extend the maturity date from July 10, 2015 to January 25, 2017, and the semi-monthly payments were adjusted accordingly.

Stock-Based Compensation

Total stock-based compensation expense was $3,940 and $1,787 for the quarters ended June 30, 2013 and 2012, respectively, none of which related to options awarded to non-employees.  For the six months ended June 30, 2013 and 2012, total compensation expense was $7,427 and $3,363, respectively, of which $0 and $550, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using the Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

2.             Summary of Significant Accounting Policies (continued)

Income Taxes

As of June 30, 2013, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2014.

3.             Stock-Based Compensation

There were 20,000 option awards granted to employees and no option awards granted to non-employees in the three months ended June 30, 2013 and there were 42,500 option awards granted to employees and no option awards granted to non-employees in the three months ended June 30, 2012.  There were 180,000 option awards granted to employees and no option awards granted to non-employees in the six months ended June 30, 2013 and there were 102,500 option awards granted to employees and 5,000 option awards granted to non-employees in the six months ended June 30, 2012.  The fair values of option awards granted in the three months and six months ended June 30, 2013 and 2012 were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Risk free interest rate	0.70%	0.75 – 1.10%	0.70 – 0.90%	0.75 – 2.31%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5 years	5-10 years
Expected volatility	62.2%	62.8%	62.2 - 62.8%	62.8 – 67.9%

The status of the options issued as of June 30, 2013 and changes during the six months ended June 30, 2013 and 2012, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	160,000	0.16
Options exercised, expired or forfeited	(10,000)	0.15
Balance at March 31, 2013	1,182,500	0.28
Options granted	20,000	0.18
Options exercised, expired or forfeited	(226,000)	0.22
Balance at June 30, 2013	976,500	$0.29

	Number of shares	Weighted average price per share
Balance at December 31, 2011	1,003,000	$0.31
Options granted	65,000	0.15
Options exercised, expired or forfeited	(28,000)	0.36
Balance at March 31, 2012	1,040,000	0.30
Options granted	42,500	0.15
Options exercised	(5,000)	0.07
Options expired or forfeited	(20,000)	0.20
Balance at June 30, 2012	1,057,500	$0.29

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

3.            Stock-Based Compensation (continued)

The following table summarizes information about options at June 30, 2013:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
976,500	$0.29	5.81	$6,295	773,250	$0.32	4.82	$4,170

Nonvested stock awards as of June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2012	112,250	$0.08
Granted	160,000	0.08
Vested	(50,000)	0.08
Balance at March 31, 2013	222,250	0.08
Granted	20,000	0.09
Vested	(39,000)	0.08
Balance at June 30, 2013	203,250	$0.08

As of June 30, 2013 and 2012, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $10,267 and $6,598, respectively, which are expected to be recognized over weighted average periods of 5 months and 7 months, respectively.

4.            (Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net	Per Share
	Loss	Shares	Amount
Basic net loss per common share for the three months ended June 30, 2013:
Loss available to common stockholders	$(136,519)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended June 30, 2013:	$(136,519)	11,201,760	$(0.01)

Basic net income per common share for the three months ended June 30, 2012:
Income available to common stockholders	$51,444	11,199,782	$0.00
Effect of dilutive stock options	-	11,800	-
Diluted net income per common share for the three months ended June 30, 2012:	$51,444	11,211,582	$0.00

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

4.            Loss Per Share (continued)

	Net	Per Share
	Loss	Shares	Amount
Basic net loss per common share for the six months ended June 30, 2013:
Loss available to common stockholders	$(188,660)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2013:	$(188,660)	11,201,760	$(0.02)

Basic net income per common share for the six months ended June 30, 2012:
Income available to common stockholders	$28,894	11,198,271	$0.00
Effect of dilutive stock options	-	16,846	-
Diluted net income per common share for the six months ended June 30, 2012:	$28,894	11,215,117	$0.00

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

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

Four of our customers - one of which is a U.S. government agency with which we contract directly, two of which are companies with which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers accounted for 31.2% (direct), 15.9% and 12.8% (under subcontract), and 13.4% (commercial) of revenue in the second quarter of 2013.  These customers accounted for 24.4% (direct), 19.4% and 17.0% (under subcontract), and 13.0% (commercial) of revenue in the first six months of 2013.

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Revenue
Our revenues in the second quarter of 2013 were $1,118,210 compared to $2,434,591 in 2012, a decrease of 54.1%.  Professional fees revenue was $899,090 versus $1,362,747, a decrease of 34.0%, and software product and maintenance revenue was $219,120 versus $1,071,844, a decrease of 79.6%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  We have expanded our sales force, however new contracts did not keep pace with the expirations of these contracts.  The decrease in our software product and maintenance revenue was due to a combination of the expiration of U.S. federal government agency software maintenance contracts and a decrease in product sales. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit
Gross margin was $403,386, or 36.1% of sales in the second quarter of 2013 versus $716,730, or 29.4% of sales, in the second quarter of 2012.  For the quarter ended June 30, 2013, $376,310 of the gross margin was attributable to professional fees at a gross margin percentage of 41.9%, and $27,076 of the gross margin was attributable to software sales at a gross margin percentage of 12.4%.  In the same quarter in 2012, we reported gross margins of $663,750, or 48.7% of sales for professional fees and $52,980, or 4.9% of sales for software sales.  Gross margin and gross margin as a percentage of sales on professional fees decreased due to expirations and funding decreases in higher margin contracts, the change of phase of certain contracts, and a reduction in the ratio of fixed price per unit billing to hourly billing for our electronic forms professional fees.  Gross margin on software sales decreased in terms of dollars due to contract expirations and a decrease in product sales, but increased as a percentage of sales due largely to the addition of one maintenance contract for which there are no third-party costs.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $438,268, or 39.2% of revenues, in the second quarter of 2013 versus $464,333, or 19.1% of revenues, in the second quarter of 2012.  These expenses decreased $26,065, or 5.6%, due largely to decreases in non-billable labor costs, recruiting fees, and training costs, partially offset by additional sales staff and increases in the costs of bids and proposals.

Commission expense was $103,569, or 9.3% of revenues, in the second quarter of 2013 versus $202,520, or 8.3% of revenues, in the second quarter of 2012.  This decrease of $98,951, or 48.9%, is due to the decreases in revenue, gross margins, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net (Loss) Income
Net loss for the three months ended June 30, 2013, was $136,519, or (12.2%) of revenue, versus net income of $51,444, or 2.1% of revenue, for the same period in 2012.  The contrast is due to decreases in both professional fees and software sales, and the absence of the related gross margin.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Revenue
Our revenues in the six months ended June 30, 2013 were $2,435,259 compared to $3,948,581 in the first six months of 2012, a decrease of 38.3%.  Professional services revenue was $2,079,896 versus $2,527,996, a decrease of 17.7%, and software product and maintenance revenue was $355,363 versus $1,420,585, a decrease of 75.0%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  While we have expanded our sales force, new contracts did not keep pace with the expirations of these contracts.  The decrease in our software product and maintenance revenue was due to a combination of the expiration of U.S. federal government agency software maintenance contracts and a decrease in product sales. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

Gross Profit
Gross margin was $916,450, or 37.6% of sales in the first six months of 2013 versus $1,249,418, or 31.6% of sales, in the first six months of 2012.  For the six months ended June 30, 2013, $866,473 of the gross margin was attributable to professional services at a gross margin percentage of 41.7%, and $49,977 of the gross margin was attributable to software sales at a gross margin percentage of 14.1%.  In the same quarter in 2012, we reported gross margins of $1,152,366, or 45.6% of sales for professional services and $97,052, or 6.8% of sales for software sales.  Gross margin and gross margin as a percentage of sales on professional fees decreased due to expirations and funding decreases in higher margin contracts, the change of phase of certain contracts, and a reduction in the ratio of fixed price per unit billing to hourly billing for our electronic forms professional fees.  Gross margin on software sales decreased in terms of dollars due to contract expirations and a decrease in product sales, but increased as a percentage of sales due largely to the addition of one maintenance contract for which there are no third-party costs.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $892,548, or 36.7% of revenues, in the first six months of 2013 versus $872,413, or 22.1% of revenues, in the first six months of 2012.  These expenses increased $20,135, or 2.3%, due largely to additional sales staff, costs related to bids and proposals, and increases in recruiting fees.

Commission expense was $215,875, or 8.9% of revenues, in the second quarter of 2013 versus $351,169, or 8.9% of revenues, in the second quarter of 2012.  This decrease of $135,294, or 38.5%, is due to the decreases in revenue, gross margins, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net (Loss) Income
Net loss for the six months ended June 30, 2013, was $188,660, or 7.7% of revenue, versus net income of $28,894, or 0.7 % of revenue, for the same period in 2012.  The contrast is due to decreases in both professional fees and software sales, and the absence of the related gross margin.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2013, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first six months of 2013 was $180,940.  This net cash used, when subtracted from a beginning balance of $2,623,016 yielded cash and cash equivalents of $2,442,076 as of June 30, 2013.  Our accounts receivable balances increased $6,243, other current assets increased $113,024, and our current liabilities as a whole increased $130,733.  We had no non-current liabilities as of June 30, 2013.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2013.  As of June 30, 2013, no amounts were outstanding under this line of credit.  At June 30, 2013, $639,000 was available under this line of credit based on our outstanding accounts receivable.

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

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2013 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q Second Quarter 2013

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 13, 2013	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: August 13, 2013	By:	/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer