Form 10-Q
period 2013-09-30
INFORMATION ANALYSIS INC
filed 2013-11-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,272,967	$2,623,016
Accounts receivable, net	2,817,233	738,044
Prepaid expenses and other current assets	639,475	191,406
Notes receivable, current	7,381	2,410
Total current assets	5,737,056	3,554,876

Property and equipment, net	59,687	39,226
Notes receivable, long-term	9,664	3,885
Other assets	6,281	6,281
Total assets	$5,812,688	$3,604,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,000,066	$111,585
Commissions payable	880,776	806,133
Deferred revenue	596,946	220,424
Accrued payroll and related liabilities	210,105	269,716
Other accrued liabilities	45,631	48,401
Total current liabilities	3,733,524	1,456,259

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of September 30, 2013 and December 31, 2012	128,443	128,443
Additional paid-in capital	14,592,923	14,581,475
Accumulated deficit	(11,711,991)	(11,631,698)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,079,164	2,148,009
Total liabilities and stockholders' equity	$5,812,688	$3,604,268

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	September 30,
	2013	2012
Revenues:
Professional fees	$1,017,243	$1,363,421
Software sales	2,200,602	372,354
Total revenues	3,217,845	1,735,775

Cost of revenues:
Cost of professional fees	510,397	818,926
Cost of software sales	1,951,931	347,011
Total cost of revenues	2,462,328	1,165,937

Gross profit	755,517	569,838

Selling, general and administrative expenses	371,328	388,913
Commission expense	278,474	139,148

Income from operations	105,715	41,777

Other income	2,652	1,645

Income before provision for income taxes	108,367	43,422

Provision for income taxes	--	--

Net income	$108,367	$43,422

Comprehensive income	$108,367	$43,422

Income per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,211,501	11,214,921

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the nine months ended
	September 30,
	2013	2012
Revenues:
Professional fees	$3,097,139	$3,891,417
Software sales	2,555,965	1,792,939
Total revenues	5,653,104	5,684,356

Cost of revenues:
Cost of professional fees	1,723,820	2,194,556
Cost of software sales	2,257,318	1,670,544
Total cost of revenues	3,981,138	3,865,100

Gross profit	1,671,966	1,819,256

Selling, general and administrative expenses	1,263,875	1,261,325
Commission expense	494,349	490,317

(Loss) income from operations	(86,258)	67,614

Other income	5,965	4,702

(Loss) income before provision for income taxes	(80,293)	72,316

Provision for income taxes	--	--

Net (loss) income	$(80,293)	$72,316

Comprehensive (loss) income	$(80,293)	$72,316

(Loss) income per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	11,201,760	11,199,442
Diluted	11,201,760	11,213,794

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(80,293)	$72,316
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
Depreciation and amortization	18,034	20,714
Stock-based compensation	11,448	5,197
Bad debt expense	--	1,020
Changes in operating assets and liabilities:
Accounts receivable	(2,079,189)	1,952,541
Prepaid expenses and other current assets	(448,069)	629,113
Accounts payable and accrued expenses	1,826,100	(940,470)
Deferred revenue	376,522	(809,533)
Commissions payable	74,643	114,950
Income taxes	--	(2,800)

Net cash (used in) provided by operating activities	(300,804)	1,043,048

Cash flows from investing activities:
Capital expenditures	(38,495)	(16,359)
Increase in note receivable	(14,250)	(10,098)
Payments received on note receivable	3,500	14,168

Net cash used in investing activities	(49,245)	(12,289)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	350

Net cash provided by financing activities	--	350

Net (decrease) increase in cash and cash equivalents	(350,049)	1,031,109

Cash and cash equivalents, beginning of the period	2,623,016	1,280,926

Cash and cash equivalents, end of the period	$2,272,967	$2,312,035

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$--	$2,800

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

2.           Summary of Significant Accounting Policies (continued)

The Company reports revenue on both gross and net bases on a transaction by transaction analysis using authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. Generally, sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company acting as the principal in these arrangements. This determination is based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage. Generally, revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by the Company makes a purchase directly from the Company’s supplier or another designated reseller is recognized net when the commission payment is received since the Company is merely acting as an agent in these arrangements. Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company’s confirmation that the sale occurred.

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

Notes Receivable

The notes receivable balance consists of two notes issued to non-officer employees of the Company. The first note bears interest compounded at 3.5% per annum and requires equal semi-monthly payments. During the first nine months of 2013, additional principal was advanced to the employee and the note was amended to reflect the new principal, extend the maturity date from July 10, 2015 to January 25, 2017, and the semi-monthly payments were adjusted accordingly. The second note was issued August 8, 2013, bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on February 10, 2015.

2.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Total stock-based compensation expense was $4,021 and $1,834 for the quarters ended September 30, 2013 and 2012, respectively, none of which related to options awarded to non-employees. For the nine months ended September 30, 2013 and 2012, total compensation expense was $11,448 and $5,197, respectively, of which $0 and $550, respectively, related to options awarded to non-employees. The Company estimates the fair value of options granted using the Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Income Taxes

As of September 30, 2013, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2014.

3.           Stock-Based Compensation

There were 32,000 option awards granted to employees and no option awards granted to non-employees in the three months ended September 30, 2013 and there were no option awards granted to employees and no option awards granted to non-employees in the three months ended September 30, 2012. There were 212,000 option awards granted to employees and no option awards granted to non-employees in the nine months ended September 30, 2013 and there were 102,500 option awards granted to employees and 5,000 option awards granted to non-employees in the nine months ended September 30, 2012. The fair values of option awards granted in the three months and nine months ended September 30, 2013 and 2012 were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Risk free interest rate	1.36%	n/a	0.70 – 1.36%	0.75 – 2.31%
Dividend yield	0%	n/a	0%	0%
Expected term	5 years	n/a	5 years	5-10 years
Expected volatility	57.3%	n/a	57.3 - 62.8%	62.8 – 67.9%

The status of the options issued as of September 30, 2013 and changes during the nine months ended September 30, 2013 and 2012 were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	160,000	0.16
Options exercised, expired or forfeited	(10,000)	0.15
Balance at March 31, 2013	1,182,500	$0.28
Options granted	20,000	0.18
Options exercised, expired or forfeited	(226,000)	0.22
Balance at June 30, 2013	976,500	$0.29
Options granted	32,000	0.16
Options exercised, expired or forfeited	(7,500)	0.19
Balance at September 30, 2013	1,001,000	$0.29

3.           Stock-Based Compensation (continued)

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2011	1,003,000	$0.31
Options granted	65,000	0.15
Options exercised, expired or forfeited	(28,000)	0.36
Balance at March 31, 2012	1,040,000	$0.30
Options granted	42,500	0.15
Options exercised	(5,000)	0.07
Options expired or forfeited	(20,000)	0.20
Balance at June 30, 2012	1,057,500	$0.29
Options exercised, expired or forfeited	(27,000)	0.30
Balance at September 30, 2012	1,030,500	$0.29

The following table summarizes information about options at September 30, 2013:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,001,000	$0.29	5.73	$3,148	765,750	$0.32	4.61	$2,708

Nonvested stock awards as of September 30, 2013 and changes during the nine months ended September 30, 2013 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2012	112,250	$0.08
Granted	160,000	0.08
Vested	(50,000)	0.08
Balance at March 31, 2013	222,250	$0.08
Granted	20,000	0.09
Vested	(39,000)	0.08
Balance at June 30, 2013	203,250	$0.08
Granted	32,000	0.08
Balance at September 30, 2013	235,250	$0.08

As of September 30, 2013 and 2012, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $8,806 and $4,765, respectively, which are expected to be recognized over weighted average periods of 5 months and 6 months, respectively.

4.           Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net income (loss) because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net Income	Shares	Per Share Amount
Basic net income per common share for the
three months ended September 30, 2013:
Loss available to common stockholders	$108,367	11,201,760	$0.01
Effect of dilutive stock options	--	9,741	--
Diluted net income per common share for the
three months ended September 30, 2013	$108,367	11,211,501	$0.01

Basic net income per common share for the
three months ended September 30, 2012:
Income available to common stockholders	$43,422	11,201,760	$0.00
Effect of dilutive stock options	--	13,161	--
Diluted net income per common share for the
three months ended September 30, 2012	$43,422	11,214,921	$0.00

	Net (Loss) income		Shares	Per Share Amount
Basic net loss per common share for the
nine months ended September 30, 2013:
Loss available to common stockholders	$	(80,293)	11,201,760	$	(0.01)
Effect of dilutive stock options		--	--		--
Diluted net loss per common share for the
nine months ended September 30, 2013	$	(80,293)	11,201,760	$	(0.01)

Basic net income per common share for the
nine months ended September 30, 2012:
Income available to common stockholders		$72,316	11,199,442		$0.01
Effect of dilutive stock options		--	14,352		--
Diluted net income per common share for the
nine months ended September 30, 2012		$72,316	11,213,794		$0.01

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

•	changes in the funding priorities of the U.S. federal government;
•	changes in the way the U.S. federal government contracts with businesses;
•	terms specific to U.S. federal government contracts;
•	our failure to keep pace with a changing technological environment;
•	intense competition from other companies;
•	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
•	non-performance by our subcontractors and suppliers;
•	our dependence on key personnel;
•	our dependence on third-party software and software maintenance suppliers;
•	our failure to adequately integrate businesses we may acquire;
•	fluctuations in our results of operations and the resulting impact on our stock price;
•	the exercise of outstanding options;
•	our failure to adequately protect our intellectual property;
•	the limited public market for our common stock; and
•	our forward-looking statements and projections may prove to be inaccurate.

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

Two of our customers - both of which are U.S. government agencies with which we contract directly - represent material portions of our revenue. These customers accounted for 55.6% (all software sales) and 10.5% (mostly professional services) of revenue in the third quarter of 2013. These customers accounted for 32.2% and 16.5%, respectively, of revenue in the first nine months of 2013, and one additional customer, a company under which we subcontract for services to a U.S. government agency, accounted for 10.3% of revenue in the first nine months of 2013.

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Revenue

Our revenues in the third quarter of 2013 were $3,217,845 compared to $1,735,775 in 2012, an increase of 85.4%. Professional fees revenue was $1,017,243 versus $1,363,421, a decrease of 25.4%, and software product and maintenance revenue was $2,200,602 versus $372,354, an increase of 491.0%. The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request. We have recently won renewals on some of our longer-term contracts. The increase in our software product and maintenance revenue was due to a few larger orders, as well as a number of smaller orders that we have won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit

Gross profit was $755,517, or 23.5% of revenue in the third quarter of 2013 versus $569,838, or 32.8% of revenue, in the third quarter of 2012. For the quarter ended September 30, 2013, $506,846 of the gross margin was attributable to professional fees at a gross margin percentage of 49.8%, and $248,671 of the gross margin was attributable to software sales at a gross margin percentage of 11.3%. In the same quarter in 2012, we reported gross margins of $544,495, or 39.9% of sales for professional fees and $25,343, or 6.8% of sales for software sales. Gross margin on professional fees decreased due to expirations and funding decreases in some contracts, the change of phase of certain contracts, while gross margin as a percentage of sales on professional fees increased due to a spike in our revenue generated from contracts with the U.S. government where we are the prime contractor. Gross margin on software sales increased in terms of dollars and as a percentage of revenue due to the use of new bidding avenues, which has exposed us to new customers and allows us to decide how much margin will be acceptable. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $371,328, or 11.5% of revenues, in the third quarter of 2013 versus $388,913, or 22.4% of revenues, in the third quarter of 2012. These expenses decreased $17,585, or 4.5%, due largely to decreases in non-billable labor costs and recruiting fees.

Commission expense was $278,474, or 8.7% of revenues, in the third quarter of 2013 versus $139,148, or 8.0% of revenues, in the third quarter of 2012. This increase of $139,326, or 100.1%, is due to the increases in revenue, gross margins, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Income

Net income for the three months ended September 30, 2013, was $108,367, or 3.4% of revenue, versus net income of $43,422, or 2.5% of revenue, for the same period in 2012. The increase is due primarily to increases in software sales, and though professional fees decreased, there was an increase in higher-margin services while lower-margin services decreased.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Revenue

Our revenues in the nine months ended September 30, 2013 were $5,653,104 compared to $5,684,356 in the first nine months of 2012, a decrease of 0.5%. Professional services revenue was $3,097,139 versus $3,891,417, a decrease of 20.4%, and software product and maintenance revenue was $2,555,965 versus $1,792,939, an increase of 42.6%. The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request. New contracts did not keep pace with the expirations of these contracts. The increase in our software product and maintenance revenue was due to a few larger orders, as well as a number of smaller orders that we have won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit

Gross profit was $1,671,966, or 29.6% of revenue in the first nine months of 2013 versus $1,819,256, or 32.0% of revenue, in the first nine months of 2012. For the nine months ended September 30, 2013, $1,373,319 of the gross margin was attributable to professional services at a gross margin percentage of 44.3%, and $298,647 of the gross margin was attributable to software sales at a gross margin percentage of 11.7%. In the same quarter in 2012, we reported gross margins of $1,696,861, or 43.6% of sales for professional services and $122,395, or 6.8% of sales for software sales. Gross margin and gross margin as a percentage of sales on professional fees decreased due to expirations and funding decreases in higher margin contracts, the change of phase of certain contracts, and a reduction in the ratio of fixed price per unit billing to hourly billing for our electronic forms professional fees. Gross margin on software sales increased in terms of dollars and as a percentage of revenue due to the use of new bidding avenues, which has exposed us to new customers and allows us to decide how much margin will be acceptable. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $1,263,875, or 22.4% of revenues, in the first nine months of 2013 versus $1,261,325, or 22.2% of revenues, in the first nine months of 2012. These total expenses remained constant despite an increase in selling expenses.

Commission expense was $494,349, or 8.7% of revenues, in the first nine months of 2013 versus $490,317, or 8.6% of revenues, in the third quarter of 2012. Commissions are earned by sales personnel based on measurements of revenue, gross margins, or operating income on commissionable contracts at varying rates for each salesperson.

Net (Loss) Income

Net loss for the nine months ended September 30, 2013, was ($80,293), or (1.4%) of revenue, versus net income of $72,316, or 1.3% of revenue, for the same period in 2012. The contrast is due to decreases in professional fees, which generally yield higher margins than software sales.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2013, were sufficient to provide financing for our operations. Our net cash used in the combination of our operating, investing, and financing activities in the first nine months of 2013 was $350,049. This net cash used, when subtracted from a beginning balance of $2,623,016 yielded cash and cash equivalents of $2,272,967 as of September 30, 2013. Our accounts receivable balances increased $2,079,189 due to software sales, other current assets increased $448,069 due primarily to the prepaid expenses associated with the maintenance contracts on those software sales, accounts payable increased $1,826,100 due again to the software sales increases, and deferred revenue increased $376,522 due to the maintenance contracts on the software sales. We had no non-current liabilities as of September 30, 2013.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on December 1, 2013. As of September 30, 2013, no amounts were outstanding under this line of credit. At September 30, 2013, $1,000,000 was available under this line of credit based on our outstanding accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2013 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated
(Registrant)

Date: November 14, 2013	By:	/S/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board,
Chief Executive Officer,
and President

Date: November 14, 2013		/S/ Richard S. DeRose
Richard S. DeRose, Executive Vice President,
Treasurer, and Chief inancial Officer