Form 10-K
period 2013-12-31
INFORMATION ANALYSIS INC
filed 2014-03-31
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 28, 2013, was approximately $1,287,218. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March24, 2014, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

PART I

Item 1.  Business.

Overview of Market

Founded in 1979, Information Analysis Incorporated, to which we sometimes refer as IAI, is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations.   Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to Small Business Administration,  Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation.  At present, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions, including electronic forms conversions, for various agencies of the federal government.

The migration and modernization market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems.  Many large legacy systems remain in use because of the enormous cost to re-engineer these systems. Currently, the options available to modernize these systems are many.  Performance and capacity of client-server systems, UNIX, LINUX, and .NET, rival the traditional mainframe systems.  There are many brands of software that can interface with legacy systems via PC interfaces.  New software development languages also allow users to warehouse and data-mine information from legacy databases.  Finally, the evolution of the Internet and intranet technology offer a different approach for collecting and processing large volumes of user transactions, processes which are the forte of older legacy systems. All of these options are very expensive and time consuming because they require starting all over in defining requirements, designing structures, programming, and testing. Costs can range as high as $10 or more per line of new code.

Information Analysis Incorporated	2013 Annual Report Form 10-K

Opportunities for our type of modernization may be expanding because of the recent large failures of large scale modernizations using redesign and off-the-shelf approaches. Most recently, the U.S. Air Force announced the failure of the ECSS modernization project which sought to modernize their systems using an off-the-shelf approach and cost over $1 billion. There have also been failures wasting hundreds of millions of dollars at various other agencies in recent years. As costs of maintaining these old systems on old hardware rises, there is more pressure to take an incremental approach that we can provide.

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

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive off-the-shelf products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. Tools such as those provided by Micro Focus, an IAI technology solutions partner, can perform this function by preserving the business rules in COBOL but extending the screens to be accessed over the Internet and providing compilers and utilities that allow the application to work on PC and UNIX platforms. It is difficult to determine the exact size of this segment, but even a 5% share of this market would represent hundreds of prospective customers with meaningful opportunities.

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Over the last few years there has been a pronounced emphasis within the U.S. federal government to employ form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android operating system.  Working with Adobe’s latest version of LiveCycle and Adobe Experience Manager, we have been able to build applications for several federal clients employing mobile devices, and currently are bidding to convert all existing electronic forms for a major government agency.

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

Our modernization methodology has developed over the past several years through the completion of successful conversion projects.  Senior members of our professional staff can perform both technical and business requirements analyses, prepare general and detail design documentation and develop project plans including milestones, staffing, deliverables, and schedules.  The actual work can be performed at customer sites or on our premises, which has mainframe and client-server facilities for the use of our personnel.  We currently are performing a modernization for a major government agency that has potential for additional work over the next year.

Some of our potential clients require that the COBOL code be converted to JAVA or C# and in those cases we have formed an alliance with a company called Software Mining that has developed tools that can be used successfully to deliver readable and maintainable modern code. We have won our first contract this year with a local government with the expectation of additional work.

Information Analysis Incorporated	2013 Annual Report Form 10-K

Our strategy to exploit the conversion and modernization market is also based on forming alliances with large information technology consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies.  These firms have established relationships with such customers, who rely on their advice in selecting tools and services to modernize legacy systems.  We have been successful in forming partnerships with firms such as PriceWaterhouseCoopers, HP, Northrop Grumman, Unisys, Deloitte and Oracle.  These alliances have resulted in significant opportunities in the past and are important in procuring future business.

In addition to gaining new business, we will focus on retaining and expanding existing contracts.

We are also using the experience we have acquired as an Adobe Livecycle reseller to help secure engagements for web-based applications requiring forms. The Adobe products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms and web content management.  We have used this expertise to penetrate a number of federal government clients such as the Internal Revenue Service and Veterans Affairs and build sophisticated web applications at the Department of Homeland Security. One such application, a parking and transit subsidy tool, was recently cited for award recognition by the American Council for Technology – Industry Advisory Council (ACT-IAC) and Federal Computer Week’s Fed 100 Awards.   Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers.  Our company has built a core group of professionals that can continue to build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe products, we have developed a cadre of professionals that can quickly and efficiently develop web applications.  We will focus on federal government clients during 2014 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies.  We will be able to reference successful projects completed or in development for the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, U.S. Department of Agriculture, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, beginning in late 2010 and continuing in 2014, we have aggressively pursued strategic business relationships with certain leading-edge technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, data analytics, cybersecurity, real-time business intelligence, mobile applications and SharePoint developments.  Where appropriate, we have entered into teaming arrangements or product reseller agreements with certain of these firms. These products and services are synergistic to our present business strategy and also allow us to expand into new business areas, both within the federal government and commercial sectors, without the expenditure of significant technical development dollars. Our partners benefit by our potential to leverage their new technology developments into our existing client base, as well as utilize our expertise and credibility in developing applications around their inventive products.

Along this line we have entered into a partnership with a new company, Neo Technology, which has developed a state of the art software suite called Neo4j, which provides analysts with unprecedented capabilities to search multiple sources of data in performing data analytics.  It is an open source graphical database that is being used by a number of large corporations and analytical entities.  We have invested in training our people and establishing a reseller agreement to attack the federal marketplace as both a reseller of the software and provider of services for building applications.  We currently are teaming with a large organization on a proposal effort.

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2014 and beyond.

Information Analysis Incorporated	2013 Annual Report Form 10-K

Backlog

As of December 31, 2013, we estimated our backlog at approximately $10.4 million over the next three years, of which $2.7 million was funded.  This backlog consists of outstanding contracts and general commitments from current clients.  We regularly provide services to certain clients on an as-needed basis without regard to a specific contract.  General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

Government Regulations

We are bound by various rules and regulations promulgated by the federal government and agencies thereunder. We have not experienced undue expense beyond those expenses normally incurred in our ordinary course of business in adhering to such rules and regulations.

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

Employees

As of December 31, 2013, we employed 20 full-time and 7 part-time individuals.  In addition, we maintained subcontractor relationships with companies and individuals that add 9 individuals for professional information technology services.  Approximately 95% of our professional employees have at least four years of related experience.  For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

U.S. federal government contracts generally contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

▪	terminate our existing contracts;
▪	reduce potential future income from our existing contracts;
▪	modify some of the terms and conditions in our existing contracts;
▪	suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;
▪	impose fines and penalties;
▪
subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract;

▪	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
▪	decline to exercise an option to extend an existing multiple year contract; and
▪	claim rights in technologies and systems invented, developed or produced by us.

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC.  The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2013				Fiscal Year Ended December 31, 2012
	Quarter Ended:				Quarter Ended:
	3/31/13	6/30/13	9/30/13	12/31/13	3/31/12	6/30/12	9/30/12	12/31/12
High	$0.16	$0.18	$0.17	$0.18	$0.19	$0.15	$0.18	$0.17
Low	$0.12	$0.14	$0.13	$0.14	$0.15	$0.15	$0.13	$0.10

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

Holders

As of December 31, 2013, we had 108 holders of record of our Common Stock.

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders1,2	1,187,000	$0.26	871,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,187,000	$0.26	871,000

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2013 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2013.

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

Overview

During 2013 our sales and marketing efforts were focused to capitalize on our expertise in these areas – electronic forms conversion, modernization, accessibility, web-enablement, data capture, services, and software, and tools and services to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, development and support of database-backed web portals, and other web-based solutions, and management consulting services.

In 2013 we had a net loss of $60,239.  Our stockholders’ equity was $2,105,991 at December 31, 2013.  Our gross profit decreased by $151,528 while revenue increased $420,831.  The revenue increase is due to increases in sales of third-party software products and related maintenance contracts.  Revenue from fees for professional services, which generally carries considerably higher gross profit percentages than software and maintenance sales, decreased $931,736.  Gross profits as a percentage of sales were consistent with 2012 for professional services and decreased from 14.0% to 12.6% for software sales.  Despite our investment in additional sales resources in 2013, our expenses related to selling, general and administrative infrastructure decreased 1.8%, due mostly to decreases in overhead labor costs in 2013.

Information Analysis Incorporated	2013 Annual Report Form 10-K

Cash and cash equivalents decreased $263,489 due to the combination of our net loss, an increase in prepaid expenses and accounts receivable balances, and cash outlays for fixed assets in the form of computer and server upgrades.  We were able to operate throughout 2013 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2013	December 31, 2012
Professional fees	54.8%	71.2%
Software sales	45.2%	28.8%
Total revenue	100.0%	100.0%
Cost of professional fees	30.2%	41.1%
Cost of software sales	39.6%	24.7%
Total cost of revenues	69.8%	65.8%
Gross profit	30.2%	34.2%
Operating expenses
Selling, general and administrative	(22.1%)	(23.9%)
Commissions expense	(9.0%)	(9.0%)
(Loss) income from operations	(0.9%)	1.3%
Other income	0.1%	0.1%
(Loss) income before income taxes	(0.8%)	1.4%
Provision for income taxes	(0.0%)	( 0.0%)
Net (loss) income	(0.8%)	1.4%

2013 Compared to 2012

Revenue.  Total revenue for 2013 increased $421,000, or 6.0%, to $7.48 million from $7.06 million in 2012.  Revenue from professional services fees decreased $932,000, or 18.5%, to $4.09 million in 2013 from $5.03 million in 2012.  The decrease in our revenue from professional services fees is largely due to cost containment efforts at one U.S. government agency, which has lead to a new prime contractor and to reductions in the amount of personnel required to maintain the services we have been providing under subcontract.  Revenue from software sales increased $1.35 million, or 66.6%, to $3.38 million in 2013 from $2.03 million in 2012.  Revenue from software sales comprised 45.2% of total sales in 2013, compared to 28.8% of total sales in 2012.  The increase in our software product and maintenance revenue was due to a few larger orders, as well as a number of smaller orders that we have won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies.

Gross Profit.  Gross profit decreased $152,000, or 6.3% in 2013 versus 2012.  Gross profit as a percentage of revenue decreased to 30.2% of revenue in 2013 from 34.2% of revenue in 2012.  The decrease in gross profit as a percentage of revenue is due to the increase in the ratio of software sales revenue to professional fees revenue.  Gross profit from professional fees was 44.8% in 2013 on 54.8% of total revenues while gross profit from software sales was 12.6% on 45.2% of total sales.  In 2012, gross profit from professional fees was 42.3% on 71.2% of total revenues while gross profit from software sales was 14.0% on 28.8% of total sales.  Professional services gross profit was $1.83 million in 2013, compared to $2.13 million in 2012.  Software sales gross profit increased to $426,000 in 2013 from $284,000 in 2012.  Gross profit for software sales increased due to increases in new product and maintenance sales and maintenance renewals won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies.

Selling, General and Administrative.  Selling, general and administrative expense for 2013 decreased $30,000 to $1.66 million, or 22.1% of revenue, from $1.69 million, or 23.9% of revenue, in 2012.  The decrease is due to decreases in overhead labor, offset in part by increases in costs related to efforts to generate new sales.

Information Analysis Incorporated	2013 Annual Report Form 10-K

Commission Expense.  Commission expense in 2013 was $674,000, or 9.0% of revenue, versus $632,000, or 9.0% in 2012.  Commission expenses vary with income generated from contracts sold by our commission-based sales associates.

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

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations.  For 2013, net cash used by operating, investing and financing activities was $263,489.  Our net cash used, when subtracted from a beginning balance of $2,623,016, yielded cash and cash equivalents of $2,359,527 at December 31, 2013.  Our accounts receivable balances increased $699,710, and our net changes in our other operating assets and liabilities increased $500,564, primarily due to outstanding product-related invoices at year end.  We had no non-current liabilities at December 31, 2013.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2014.  As of December 31, 2013, no amounts were outstanding under this line of credit.  We did not borrow against this line of credit in 2013.

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

Payments received in advance of services performed are recorded and reported as deferred revenue.  Services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the Company’s balance sheets in the aggregate with accounts receivable.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Information Analysis Incorporated	2013 Annual Report Form 10-K

Item 8.  Financial Statements and Supplementary Data.

Information Analysis Incorporated	2013 Annual Report Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2013 and 2012, and the related statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended.  Information Analysis Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

/s/ CohnReznick LLP

Vienna, Virginia
March 31, 2014

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,359,527	$2,623,016
Accounts receivable, net	1,437,754	738,044
Prepaid expenses and other current assets	534,992	191,406
Notes receivable, current	6,294	2,410
Total current assets	4,338,567	3,554,876

Property and equipment, net of accumulated depreciation
and amortization of $317,801 and $292,301	52,887	39,226
Notes receivable, long-term	8,665	3,885
Other assets	6,281	6,281

Total assets	$4,406,400	$3,604,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$611,781	$111,585
Commissions payable	902,972	806,133
Deferred revenue	503,482	220,424
Accrued payroll and related liabilities	221,378	269,716
Other accrued liabilities	60,796	48,401
Total liabilities	2,300,409	1,456,259

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,844,376 shares issued, 11,201,760 shares outstanding as of December 31, 2013 and December 31, 2012, respectively.	128,443	128,443
Additional paid-in capital	14,599,696	14,581,475
Accumulated deficit	(11,691,937)	(11,631,698)
Treasury stock, 1,642,616 shares at cost at December 31, 2013 and 2012	(930,211)	(930,211)

Total stockholders’ equity	2,105,991	2,148,009

Total liabilities and stockholders’ equity	$4,406,400	$3,604,268

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	For the years ended December 31,
	2013	2012
Revenues
Professional fees	$4,094,940	$5,026,676
Software sales	3,383,444	2,030,877
Total revenues	7,478,384	7,057,553

Cost of revenues
Cost of professional fees	2,261,305	2,899,297
Cost of software sales	2,957,625	1,747,274
Total cost of revenues	5,218,930	4,646,571

Gross profit	2,259,454	2,410,982

Selling, general and administrative expenses	1,655,037	1,685,156
Commissions expense	673,643	631,698

(Loss) income from operations	(69,226)	94,128
Other income	8,987	6,295

(Loss) income before provision for income taxes	(60,239)	100,423
Provision for income taxes	-	-

Net (loss) income	$(60,239)	$100,423

Comprehensive (loss) income	$(60,239)	$100,423

Net (loss) income per common share – basic	$(0.01)	$0.01

Net (loss) income per common share – diluted	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	11,201,760	11,200,025
Diluted	11,201,760	11,210,939

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2011	12,839,376	$128,393	$14,574,128	$(11,732,121)	$(930,211)	$2,040,189

Net income	-	-	-	100,423	-	100,423

Stock option compensation	-	-	7,047	-	-	7,047

Stock option exercise	5,000	50	300	-	-	350

Balances, December 31, 2012	12,844,376	$128,443	$14,581,475	$(11,631,698)	$(930,211)	$2,148,009

Net loss	-	-	-	(60,239)	-	(60,239)

Stock option compensation	-	-	18,221	-	-	18,221

Balances, December 31, 2013	12,844,376	$128,443	$14,599,696	$(11,691,937)	$(930,211)	$2,105,991

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(60,239)	$100,423
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,500	27,464
Stock option compensation	18,221	7,047
Bad debt expense	760	1,401
Changes in operating assets and liabilities
Accounts receivable	(700,470)	2,150,213
Prepaid expenses and other current assets	(343,586)	595,884
Accounts payable and accrued expenses	464,253	(923,578)
Deferred revenue	283,058	(719,359)
Commissions payable	96,839	126,635
Income taxes payable	-	(2,800)

Net cash (used in) provided by operating activities	(215,664)	1,363,330

Cash flows from investing activities:
Acquisition of furniture and equipment	(39,161)	(26,250)
Payments received on notes receivable – employees	5,586	14,660
Increase in notes receivable – employees	(14,250)	(10,000)

Net cash used in investing activities	(47,825)	(21,590)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	350

Net cash provided by financing activities	-	350

Net (decrease) increase in cash and cash equivalents	(263,489)	1,342,090

Cash and cash equivalents, beginning of the year	2,623,016	1,280,926

Cash and cash equivalents, end of the year	$2,359,527	$2,623,016

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$2,800

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Government Contracts

The Company believes there is a minimal risk of an audit by the Defense Contract Audit Agency resulting in a material misstatement of previously reported financial statements.

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest.  The Company typically does not require collateral from its customers.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly.  Accounts with receivable balances past due over 90 days are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure related to its customers.  The Company has recorded an allowance for doubtful accounts of $0 and $381 at December 31, 2013 and 2012, respectively.

Notes Receivable

The Company has notes receivable and accrued interest from two employees at December 31, 2013.  The first note bears interest at 3.5% and is payable semi-monthly over 48 months from the date of the note, and had a balance of $12,605 at December 31, 2013.  The second note bears interest at 3.5% and is payable semi-monthly over 18 months from the date of the note, and had a balance of $2,353 at December 31, 2013.  The Company had a note receivable of $6,295 from an employee at December 31, 2012. The note bore interest at 3.5% and was payable semi-monthly over 36 months from the date of the note.  Interest income recognized was not material for all periods presented.

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

Stock-Based Compensation

At December 31, 2013, the Company had the stock-based compensation plans described in Note 9 below.  Total compensation expense related to these plans was $18,221 and $7,047 for the years ended December 31, 2013 and 2012, respectively, of which $526 and $550, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average number of shares of common stock outstanding.  The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive.  10,600 shares representing the dilutive effect of stock options were excluded from diluted earnings per share for the year ended December 31, 2013, due to the net loss reported for the period.

Concentration of Credit Risk

The Company's prime contracts and subcontracts with agencies of the U.S. federal government accounted for 85% and 87% of the Company's revenues during 2013 and 2012, respectively.  The Company has prime contracts with two U.S. federal government agencies that accounted for 42% and 29% of the Company’s 2013 and 2012 revenue, respectively.  Also, the Company has subcontracts with other companies for which work is done for a U.S. federal agency that accounts for 8% of the Company’s 2013 revenue and 23% of the 2012 revenue, and for a quasi-government agency that accounts for 8% of the 2013 revenue and 19% of the 2012 revenue.

The Company sold third party software and maintenance contracts under agreements with two major suppliers.  These sales accounted for 42% of total revenue in 2013 and 27% of revenue in 2012.

At December 31, 2013, the Company’s accounts receivable included receivables from two U.S. federal agencies that represented 11% and 44%, respectively, of the Company’s outstanding accounts receivable and from one company under which we subcontract for services to a local county that represented 11% of the Company’s outstanding accounts receivable.  At December 31, 2012, the Company’s accounts receivable included receivables from one U.S. federal agency that represented 11% of the Company’s outstanding accounts receivable, from one company under which we subcontract to provide services to one U.S. federal agency, and from one company under which we subcontract to provide services to one quasi-government agency.

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

2.           Receivables

Accounts receivable at December 31, 2013 and 2012, consist of the following:

	2013	2012
Billed-federal government	$1,197,454	$664,533
Billed-commercial and other	214,653	73,892
Total billed	1,412,107	738,425
Unbilled	25,647	-
Allowance for doubtful accounts	-	(381)
Accounts receivable, net	$1,437,754	$738,044

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Level 1	Level 2	Level 3
December 31, 2013
Money market funds	$2,011	$-	$-
Total	$2,011	$-	$-

December 31, 2012
Money market funds	$2,003	$-	$-
Total	$2,003	$-	$-

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

3.           Fair Value Measurements  (continued)

Money market funds are highly liquid investments. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The carrying amount of financial instruments such as accounts receivable, accounts payable, and accrued liabilities approximate the related fair value due to the short-term maturities of these instruments.  The carrying amount of notes receivable approximate fair value based on interest rates currently available.

4.           Fixed Assets

A summary of fixed assets and equipment at December 31, 2013 and 2012, consist of the following:
	2013	2012
Furniture and equipment	$105,159	$93,391
Computer equipment and software	265,529	238,136
Subtotal	370,688	331,527
Less: accumulated depreciation and amortization	(317,801)	(292,301)
Total	$52,887	$39,226

Depreciation and amortization expense for the years ended December 31, 2013 and 2012, was $25,500 and $27,464, respectively.

5.           Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000.  The credit agreement includes an interest rate indexed to 3.00% above the British Bankers’ Association London Interbank Offered Rate (BBA LIBOR).  The line of credit was renewed on November 26, 2013, and expires on December 1, 2014.  Draws against the line are limited by varying percentages of the Company’s eligible accounts receivable.  The bank is granted a security interest in all company assets if there are borrowings under the line of credit.  Interest on outstanding balances is payable monthly.  The effective rate at December 31, 2013, was 3.16%.  At December 31, 2012, the effective rate was 3.21%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts.  Under the line of credit agreement, the Company is bound by certain covenants, including maintaining positive net income as tested on an annual basis and producing a number of periodic financial reports for the benefit of the bank.  As of December 31, 2013, the Company was not in compliance with the positive net income covenant. There was no outstanding balance on the line of credit at December 31, 2013 or 2012.

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

6.           Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2017.  Rent expense was $95,297 and $89,597 for the years ended December 31, 2013 and 2012, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2014	$99,255
	2015	102,232
	2016	105,299
	2017	44,414
Total minimum rent payments		$351,200

The above minimum lease payments reflect the base rent under the lease agreements.  However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.           Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at
December 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$5,514,100	$5,501,500
Accrued vacation and commissions	334,200	312,200
Fixed assets	46,400	48,100
Allowance for doubtful accounts	-	100
AMT tax credit carryforward	3,600	6,600
Other	8,500	9,700
Subtotal	5,906,800	5,878,200
Valuation allowance	(5,906,800)	(5,878,200)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2013	2012
(Loss) income before taxes	$(60,239)	$100,423
Income tax (benefit) expense on above amount at federal statutory rate	(20,500)	34,100
State income tax (benefit) expense, net of federal (benefit) expense	(2,400)	4,000
Permanent differences	9,300	7,600
Other	(15,000)	14,600
Change in valuation allowance	28,600	(60,300)
Provision for income taxes	$-	$-

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

7.           Income Taxes (continued)

Income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	December 31,
Current income taxes	2013	2012
Federal	$4,100	$83,900
State	500	9,900
Alternative minimum tax	-	-
Benefit from utilization of net operating losses	(4,600)	(93,800)
	-	-
Deferred taxes	-	-
	$-	$-

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

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2013 and 2012, it has no material uncertain tax positions and no interest or penalties have been accrued.  The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

8.           Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code.  This defined contribution retirement plan covers substantially all employees.  Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan.  The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals.  In 2013 and in 2012, the Company matched 25% of the first 6% of the participants’ elective deferrals.  The Company may also make additional contributions to all eligible employees at its discretion.  The Company did not make additional contributions during 2013 or 2012.  Expenses for matching contributions for the years ended December 31, 2013 and 2012 were $26,648 and $30,680, respectively.  The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions.

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years.  The fair values of option awards granted in 2013 and 2012 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2013	2012
Risk free interest rate	0.70% - 2.65%	0.62% - 2.31%
Dividend yield	0%	0%
Expected term	5-10 years	5-10 years
Expected volatility	51.5 – 62.8%	62.8 – 67.9%

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

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 113,000 and 360,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2013 and 2012, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2013, and changes during the years ended December 31, 2013 and 2012, were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2011	1,003,000	$0.31
Options granted	109,500	0.14
Options exercised	5,000	0.07
Options expired or forfeited	75,000	0.30
Balance at December 31, 2012	1,032,500	0.29
Options granted	409,000	0.15
Options exercised, expired or forfeited	254,500	0.21
Balance at December 31, 2013	1,187,000	$0.26

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

9.           Stock Options and Warrants (continued)

The following table summarizes information about options at December 31, 2013:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,187,000	$0.26	6.25	$11,418	755,750	$0.33	4.43	$3,920

Nonvested stock awards as of December 31, 2013 and changes during the year ended December 31, 2013, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2012	112,250	$0.08
Granted	409,000	0.08
Vested	90,000	0.08
Balance at December 31, 2013	431,250	0.08

As of December 31, 2013 and 2012, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $16,723 and $3,094, respectively, which is expected to be recognized over a weighted average period of 7 months and 5 months, respectively.

Information Analysis Incorporated	2013 Annual Report Form 10-K

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the year ended December 31, 2013:
Income available to common stockholders	$(60,239)	$11,201,760	$(0.01)
Effect of dilutive stock options	--	--	$--
Diluted net loss per common share for the year ended December 31. 2013:	(60,239)	11,201,760	(0.01)

Basic net loss per common share for the year ended December 31, 2012:
Income available to common stockholders	$100,423	$11,200,025	$0.01
Effect of dilutive stock options	--	10,914	--
Diluted net income per common share for the year ended December 31. 2012:	$100,423	$11,210,939	$0.01

11.           Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2013 and 2012:

	2013	2012
Deferred costs of software sales	$510,336	$163,806
Prepaid insurance	16,527	19,353
Prepaid rent and other	8,130	8,247

Total	$534,993	$191,406

Information Analysis Incorporated	2013 Annual Report Form 10-K

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Information Analysis Incorporated	2013 Annual Report Form 10-K

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2014 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2014 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2014 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2014 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2014 Annual Meeting of Stockholders.

Information Analysis Incorporated	2013 Annual Report Form 10-K

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

Information Analysis Incorporated	2013 Annual Report Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
March 31, 2014

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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 31, 2014
Sandor Rosenberg

/s/ Charles A. May, Jr.	Director	March 31, 2014
Charles A. May, Jr.

/s/ Bonnie K. Wachtel	Director	March 31, 2014
Bonnie K. Wachtel

/s/ James D. Wester	Director	March 31, 2014
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 31, 2014
Richard S. DeRose

/s/ Matthew Sands	Controller	March 31, 2014
Matthew Sands

Information Analysis Incorporated	2013 Annual Report Form 10-K

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Filed with this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K