Form 10-Q
period 2014-03-31
INFORMATION ANALYSIS INC
filed 2014-05-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes ☐     No ☑

As of May 10, 2014, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

		Page
		Number
Item 1.	Financial Statements (unaudited except for the balance sheet as of December 31, 2013)

	Balance Sheets as of March 31, 2014
	and December 31, 2013	3

	Statements of Operations and Comprehensive Loss for
	the three months ended March 31, 2014 and 2013	4

	Statements of Cash Flows for the three months ended
	March 31, 2014 and 2013	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,268,852	$2,359,527
Accounts receivable, net	793,729	1,437,754
Prepaid expenses and other current assets	492,523	534,992
Notes receivable, current	5,859	6,294
Total current assets	3,560,963	4,338,567

Property and equipment, net	58,516	52,887
Notes receivable, long-term	7,658	8,665
Other assets	6,281	6,281
Total assets	$3,633,418	$4,406,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,254	$611,781
Commissions payable	853,447	902,972
Deferred revenue	444,843	503,482
Accrued payroll and related liabilities	211,338	221,378
Other accrued liabilities	52,810	60,796
Total current liabilities	1,619,692	2,300,409

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of March 31, 2014 and December 31, 2013	128,443	128,443
Additional paid-in capital	14,604,950	14,599,696
Accumulated deficit	(11,789,456)	(11,691,937)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,013,726	2,105,991
Total liabilities and stockholders' equity	$3,633,418	$4,406,400

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31,
	2014	2013
Revenues:
Professional fees	$875,260	$1,180,806
Software sales	304,550	136,243
Total revenues	1,179,810	1,317,049

Cost of revenues:
Cost of professional fees	497,827	690,643
Cost of software sales	227,705	113,342
Total cost of revenues	725,532	803,985

Gross profit	454,278	513,064

Selling, general and administrative expenses	445,819	454,280
Commission expense	108,677	112,306

Loss from operations	(100,218)	(53,522)

Other income	2,699	1,381

Loss before provision for income taxes	(97,519)	(52,141)

Provision for income taxes	--	--

Net loss	$(97,519)	$(52,141)

Comprehensive loss	$(97,519)	$(52,141)

Loss per common share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(97,519)	$(52,141)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	7,585	5,657
Stock-based compensation	5,254	3,487
Changes in operating assets and liabilities:
Accounts receivable	644,025	(159,196)
Prepaid expenses and other current assets	42,469	(9,700)
Accounts payable and accrued expenses	(572,553)	(19,410)
Deferred revenue	(58,639)	(34,244)
Commissions payable	(49,525)	(15,977)

Net cash used in operating activities	(78,903)	(281,524)

Cash flows from investing activities:
Capital expenditures	(13,214)	(2,909)
Increase in notes receivable	--	(10,000)
Payments received on notes receivable	1,442	824

Net cash used in investing activities	(11,772)	(12,085)

Net decrease in cash and cash equivalents	(90,675)	(293,609)

Cash and cash equivalents, beginning of the period	2,359,527	2,623,016

Cash and cash equivalents, end of the period	$2,268,852	$2,329,407

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

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

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2014 (the “Annual Report”).  The accompanying December 31, 2013 financial information was derived from our audited financial statements included in the Annual Report.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

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

Notes Receivable

The notes receivable balance consists of two notes issued to non-officer employees of the Company.  The first note bears interest compounded at 3.5% per annum, requires equal semi-monthly payments, and will mature on January 25, 2017.  The second note was issued August 8, 2013, bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on February 25, 2015.

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

2.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Total stock-based compensation expense was $5,254 and $3,487 for the quarters ended March 31, 2014 and 2013, respectively, of which $564 and $0 related to options awarded to non-employees for the quarters ended March 31, 2014 and 2013, respectively.  The Company estimates the fair value of options granted using the Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Income Taxes

As of March 31, 2014, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2014.

3.           Stock-Based Compensation

There were no option awards granted to employees and no option awards granted to non-employees in the three months ended March 31, 2014 and there were 160,000 option awards granted to employees and no option awards granted to non-employees in the three months ended March 31, 2013.  The fair values of option awards granted in the three months ended March 31, 2013 were estimated using the Black-Scholes option pricing model using the following assumptions:

Risk free interest rate	0.88 – 0.90%
Dividend yield	0%
Expected term	5 years
Expected volatility	62.8%

The status of the options issued as of March 31, 2014 and changes during the three months ended March 31, 2014 and 2013 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted, exercised, expired or forfeited	--	--
Balance at March 31, 2014	1,187,000	$0.26

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	160,000	0.16
Options exercised, expired or forfeited	(10,000)	0.15
Balance at March 31, 2013	1,182,500	$0.28

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

3.           Stock-Based Compensation (continued)

The following table summarizes information about options at March 31, 2014:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,187,000	$0.26	6.00	$60,518	910,750	$0.30	4.98	$35,483

Nonvested stock awards as of March 31, 2014 and changes during the three months ended March 31, 2014 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2013	431,250	$0.08
Vested	(155,000)	0.08
Balance at March 31, 2014	276,250	$0.08

As of March 31, 2014 and 2013, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $11,469 and $12,407, respectively, which are expected to be recognized over weighted average periods of 7 months and 6 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net		Per Share
	Income	Shares	Amount
Basic net loss per common share for the
three months ended March 31, 2014:
Loss available to common stockholders	$(97,519)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended March 31, 2014	$(97,519)	11,201,760	$(0.01)

Basic net loss per common share for the
three months ended March 31, 2013:
Loss available to common stockholders	$(52,141)	11,201,760	$(0.00)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended March 31, 2013	$(52,141)	11,201,760	$(0.00)

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2013 and in other filings with the Securities and Exchange Commission.

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

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems, developing electronic forms, and performing consulting services to government and commercial organizations.  We have performed software conversion projects for over 100 commercial and government customers, including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation.  Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government.

Four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 55.1% of our revenue in the first quarter of 2014.  The two U.S. government agency customers accounted for 17.7% and 11.0%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 12.2% of revenue, and the commercial customer accounted for 14.2% of revenue in the first three months of 2014.

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

In the first three months of 2013, three of our customers - one of which is a U.S. government agency with which we contract directly and two of which are companies under which we subcontract for services to U.S. government agencies – represented material portions of our revenue.  These customers accounted for 18.7% (direct) and 22.4% and 20.5% (under subcontract) of revenue in the first three months of 2013.

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Revenue
Our revenues in the first quarter of 2014 were $1,179,810 compared to $1,317,049 in 2013, a decrease of 10.4%.  Professional fees revenue was $875,260 versus $1,180,806, a decrease of 25.9%, and software product and maintenance revenue was $304,550 versus $136,243, an increase of 123.5%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  The increase in our software product and maintenance revenue is due to a few larger orders, as well as a number of smaller orders that we have won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit
Gross profit was $454,278, or 38.5% of revenue in the first quarter of 2014 versus $513,064, or 39.0% of revenue in the first quarter of 2013.  For the quarter ended March 31, 2014, $377,433 of the gross profit was attributable to professional fees at a gross profit percentage of 43.1%, and $76,845 of the gross profit was attributable to software sales at a gross margin percentage of 25.2%.  In the same quarter in 2013, we reported gross profit of $490,163, or 41.5% of sales for professional fees and $22,901, or 16.8% of sales for software sales.  Gross profit on professional fees decreased with the reduction in revenue, as detailed above, but gross profit as a percentage of sales on professional fees increased 1.6% due to some of the reductions in revenue having come from lower-margin contracts.  Gross profit on software sales increased in terms of dollars and as a percentage of revenue due to a portion of the revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us, as well as the use of new bidding avenues, which has exposed us to new customers and allows us to decide how much margin will be acceptable.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $445,819, or 37.8% of revenues, in the first quarter of 2014 versus $454,280, or 34.5% of revenues, in the first quarter of 2013.  These expenses decreased $8,461, or 1.9%, due largely to decreases in non-billable labor costs, recruiting fees, and advertising and business promotion expenses.

Commission expense was $108,677, or 9.2% of revenues, in the first quarter of 2014 versus $112,306, or 8.5% of revenues, in the first quarter of 2013.  This decrease of $3,629, or 3.2%, is due to the decreases in revenue, gross profit, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss
Net loss for the three months ended March 31, 2014, was $97,519, or 8.3% of revenue, versus net loss of $52,141, or 4.0% of revenue, for the same period in 2013.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2014, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first three months of 2014 was $90,675.  This net cash used, when subtracted from a beginning balance of $2,359,527 yielded cash and cash equivalents of $2,268,852 as of March 31, 2014.  Our accounts receivable balances decreased $644,025 due to a reduction in large software sales orders, prepaid expenses and other current assets decreased $42,469 due primarily to the prepaid expenses associated with the maintenance contracts on those software sales, accounts payable and accrued expenses decreased $572,553, due again to the software sales decreases, and deferred revenue decreased $58,639 due to the recognition of revenue from maintenance contracts on software sales.  We had no non-current liabilities as of March 31, 2014.

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2014.  As of March 31, 2014, no amounts were outstanding under this line of credit.

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

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2014 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated                                                                                Form 10-Q First Quarter 2014

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

None.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2013.

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

Information Analysis Incorporated

Date: May 14, 2014	By:	/s/ Sandor Rosenberg
Sandor Rosenberg
Chairman of the Board, Chief Executive Officer, and President

Date: May 14, 2014	By:	/s/ Richard S. DeRose
Richard S. DeRose
Executive Vice President, Treasurer, and Chief Financial Officer