Form 10-Q
period 2014-06-30
INFORMATION ANALYSIS INC
filed 2014-08-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of August 11, 2014, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements (unaudited except for the balance sheet as of December 31, 2013)

	Balance Sheets as of June 30, 2014
	and December 31, 2013	3

	Statements of Operations and Comprehensive Loss for
	the three months ended June 30, 2014 and 2013	4

	Statements of Operations and Comprehensive Loss for
	the six months ended June 30, 2014 and 2013	5

	Statements of Cash Flows for the six months ended
	June 30, 2014 and 2013	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(see Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,926,333	$2,359,527
Accounts receivable, net	886,341	1,437,754
Prepaid expenses and other current assets	436,871	534,992
Notes receivable, current	5,559	6,294
Total current assets	3,255,104	4,338,567

Property and equipment, net	55,110	52,887
Notes receivable, long-term	6,642	8,665
Other assets	6,281	6,281
Total assets	$3,323,137	$4,406,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$65,238	$611,781
Commissions payable	752,933	902,972
Deferred revenue	393,126	503,482
Accrued payroll and related liabilities	212,947	221,378
Other accrued liabilities	42,915	60,796
Total current liabilities	1,467,159	2,300,409

Stockholders' equity
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of June 30, 2014 and December 31, 2013	128,443	128,443
Additional paid-in capital	14,608,501	14,599,696
Accumulated deficit	(11,950,755)	(11,691,937)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,855,978	2,105,991
Total liabilities and stockholders' equity	$3,323,137	$4,406,400

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	June 30,
	2014	2013
Revenues
Professional fees	$789,054	$899,090
Software sales	235,253	219,120
Total revenues	1,024,307	1,118,210

Cost of revenues
Cost of professional fees	479,751	522,780
Cost of software sales	227,387	192,044
Total cost of revenues	707,138	714,824

Gross profit	317,169	403,386

Selling, general and administrative expenses	425,989	438,268
Commissions on sales	55,076	103,569

Loss from operations	(163,896)	(138,451)

Other income	2,597	1,932

Loss before provision for income taxes	(161,299)	(136,519)

Provision for income taxes	--	--

Net loss	$(161,299)	$(136,519)

Comprehensive loss	$(161,299)	$(136,519)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the six months ended
	June 30,
	2014	2013
Revenues
Professional fees	$1,664,314	$2,079,896
Software sales	539,803	355,363
Total revenues	2,204,117	2,435,259

Cost of revenues
Cost of professional fees	977,579	1,213,423
Cost of software sales	455,092	305,386
Total cost of revenues	1,432,671	1,518,809

Gross profit	771,446	916,450

Selling, general and administrative expenses	871,808	892,548
Commissions on sales	163,752	215,875

Loss from operations	(264,114)	(191,973)

Other income	5,296	3,313

Loss before provision for income taxes	(258,818)	(188,660)

Provision for income taxes	--	--

Net loss	$(258,818)	$(188,660)

Comprehensive loss	$(258,818)	$(188,660)

Loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(258,818)	$(188,660)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	15,482	11,496
Stock-based compensation	8,805	7,427
Changes in operating assets and liabilities:
Accounts receivable	551,413	(6,243)
Prepaid expenses and other current assets	98,121	(113,024)
Accounts payable and accrued expenses	(572,855)	116,014
Commissions payable	(150,039)	(49,567)
Deferred revenue	(110,356)	64,286

Net cash used in operating activities	(418,247)	(158,271)

Cash flows from investing activities
Capital expenditures	(17,705)	(14,440)
Payments received on notes receivable	2,758	1,771
Increase in note receivable	--	(10,000)

Net cash used in investing activities	(14,947)	(22,669)

Net decrease in cash and cash equivalents	(433,194)	(180,940)

Cash and cash equivalents, beginning of the period	2,359,527	2,623,016

Cash and cash equivalents, end of the period	$1,926,333	$2,442,076

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09 (“Topic 606”), "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its financial statements and footnote disclosures.

 In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period—a consensus of the FASB Emerging Issues Task Force” (“ASU 2014-12”). ASU 2014-12 clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

2.           Summary of Significant Accounting Policies (continued)

Revenue on time and materials contracts is recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.

For fixed-price contracts that are based on unit pricing, the Company recognizes revenue for the number of units delivered in any given reporting period.

For fixed-price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.  The Company applies this method of revenue recognition to renewals of maintenance contracts on third-party software sales from prior years and to the separable maintenance elements of sales of third-party software that include fixed terms of maintenance, such as Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

The Company reports revenue on a gross basis in certain instances and a net basis in other instances based upon a transaction by transaction analysis using authoritative guidance issued by the FASB. The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.  Generally, sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company acting as the principal in these arrangements. This determination is based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.  Generally, revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by the Company makes a purchase directly from the Company’s supplier or another designated reseller is recognized net when the commission payment is received since the Company is merely acting as an agent in these arrangements.  Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company’s confirmation that the sale occurred.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

2.           Summary of Significant Accounting Policies (continued)

Concentration of Risk

Four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 69.5% of our revenue in the second quarter of 2014.  The two U.S. government agency customers accounted for 24.2% and 18.5%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 12.1% of revenue, and the commercial customer accounted for 14.7% of revenue in the second quarter of 2014.  In the six months ended June, 30, 2014, these two U.S. government agency customers accounted for 20.7% and 16.5%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 10.3% of revenue, and the commercial customer accounted for 14.4% of revenue.

In the second quarter of 2013, four of our customers – one of which is a U.S. government agency with which we contract directly, two of which are companies under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represented material portions of our revenue.  These customers collectively accounted for 73.3% of our revenue.  The U.S. government agency customer accounted for 31.2% of revenue, the companies under which we subcontract for services to U.S. government agencies accounted for 15.9% and 12.8% of revenue, and the commercial customer accounted for 13.4% of revenue.  In the six months ended June, 30, 2013, this U.S. government agency customer accounted for 24.4% of revenue, the companies under which we subcontract for services to U.S. government agencies accounted for 19.4% and 17.0% of revenue, and the commercial customer accounted for 13.0% of revenue.

Notes Receivable

The notes receivable balance consists of two notes issued to non-officer employees of the Company.  The first note bears interest compounded at 3.5% per annum, requires equal semi-monthly payments, and will mature on January 25, 2017.  The second note was issued August 8, 2013, bears interest compounded at 3.5%, requires equal semi-monthly payments, and will mature on April 10, 2015.

Stock-Based Compensation

    Total stock-based compensation expense was $3,551 and $3,940 for the quarters ended June 30, 2014 and 2013, respectively, none of which related to options awarded to non-employees.  For the six months ended June 30, 2014 and 2013, total compensation expense was $8,805 and $7,427, respectively, none of which related to options awarded to non-employees.  The Company estimates the fair value of options granted using the Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Income Taxes

As of June 30, 2014, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2015.

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

3.           Stock-Based Compensation

There were 1,000 option awards granted to employees and no option awards granted to non-employees in the three months ended June 30, 2014 and there were 20,000 option awards granted to employees and no option awards granted to non-employees in the three months ended June 30, 2013.  There were 1,000 option awards granted to employees and no option awards granted to non-employees in the six months ended June 30, 2014 and there were 180,000 option awards granted to employees and no option awards granted to non-employees in the six months ended June 30, 2013.  The fair values of option awards granted in the three months and six months ended June 30, 2014 and 2013 were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Risk free interest rate	1.77%	0.70%	1.77%	0.70 – 0.90%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5 years	5 years
Expected volatility	47.3%	62.2%	47.3%	62.2 - 62.8%

The status of the options issued as of June 30, 2014 and changes during the six months ended June 30, 2014 and 2013, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted, exercised, expired or forfeited	--	--
Balance at March 31, 2014	1,187,000	$0.26
Options granted	1,000	0.24
Options exercised, expired or forfeited	(3,000)	0.11
Balance at June 30, 2014	1,185,000	$0.26

	Number of shares	Weighted average price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	160,000	0.16
Options exercised, expired or forfeited	(10,000)	0.15
Balance at March 31, 2013	1,182,500	$0.28
Options granted	20,000	0.18
Options exercised, expired or forfeited	(226,000)	0.22
Balance at June 30, 2013	976,500	$0.29

The following table summarizes information about options at June 30, 2014:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,185,000	$0.26	5.76	$52,808	939,000	$0.29	4.85	$32,735

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

3.           Stock-Based Compensation (continued)

Nonvested stock awards as of June 30, 2014 and changes during the six months ended June 30, 2014 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2013	431,250	$0.08
Vested	(155,000)	0.08
Balance at March 31, 2014	276,250	$0.08
Granted	1,000	0.10
Vested	(31,250)	0.08
Balance at June 30, 2014	246,000	$0.08

As of June 30, 2014 and 2013, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $8,018 and $10,267, respectively, which are expected to be recognized over weighted average periods of 6 months and 5 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the
three months ended June 30, 2014:
Loss available to common stockholders	$(161,299)	11,201,760	$(0.01)
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the
three months ended June 30, 2014:	$(161,299)	11,201,760	$(0.01)

Basic net loss per common share for the
three months ended June 30, 2013:
Loss available to common stockholders	$(136,519)	11,201,760	$(0.01)
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the
three months ended June 30, 2013:	$(136,519)	11,201,760	$(0.01)

Basic net loss per common share for the
six months ended June 30, 2014:
Loss available to common stockholders	$(258,818)	11,201,760	$(0.02)
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the
six months ended June 30, 2014:	$(258,818)	11,201,760	$(0.02)

Basic net loss per common share for the
six months ended June 30, 2013:
Loss available to common stockholders	$(188,660)	11,201,760	$(0.02)
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the
six months ended June 30, 2013:	$(188,660)	11,201,760	$(0.02)

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

    Four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 69.5% of our revenue in the second quarter of 2014.  The two U.S. government agency customers accounted for 24.2% and 18.5%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 12.1% of revenue, and the commercial customer accounted for 14.7% of revenue in the second quarter of 2014.  In the six months ended June, 30, 2014, these two U.S. government agency customers accounted for 20.7% and 16.5%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 10.3% of revenue, and the commercial customer accounted for 14.4% of revenue.

In the second quarter of 2013, four of our customers – one of which is a U.S. government agency with which we contract directly, two of which are companies under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represented material portions of our revenue.  These customers collectively accounted for 73.3% of our revenue.  The U.S. government agency customer accounted for 31.2% of revenue, the companies under which we subcontract for services to U.S. government agencies accounted for 15.9% and 12.8% of revenue, and the commercial customer accounted for 13.4% of revenue.  In the six months ended June, 30, 2013, this U.S. government agency customer accounted for 24.4% of revenue, the companies under which we subcontract for services to U.S. government agencies accounted for 19.4% and 17.0% of revenue, and the commercial customer accounted for 13.0% of revenue.

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Revenue
Our revenues in the second quarter of 2014 were $1,024,307 compared to $1,118,210 in 2013, a decrease of 8.4%.  Professional fees revenue was $789,054 versus $899,090, a decrease of 12.2%, and software product and maintenance revenue was $235,253 versus $219,120, an increase of 7.4%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  The increase in our software product and maintenance revenue is due to a few larger maintenance orders, a change in the product mix sold, and a number of smaller orders that we have won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and the mediums through which contracts are won.

Gross Profit
    Gross profit was $317,169, or 31.0% of sales in the second quarter of 2014 versus $403,386, or 36.1% of sales, in the second quarter of 2013.  For the quarter ended June 30, 2014, $309,303 of the gross profit was attributable to professional fees at a gross profit percentage of 39.2%, and $7,866 of the gross profit was attributable to software sales at a gross profit percentage of 3.3%.  In the same quarter in 2013, we reported gross profits of $376,310, or 41.9% of sales for professional fees and $27,076, or 12.4% of sales for software sales.  Gross profit and gross profit as a percentage of sales on professional fees decreased due to expirations and funding decreases in higher profit contracts, the change of phase of certain contracts, and a reduction in the ratio of fixed price per unit billing to hourly billing for our electronic forms professional fees.  Gross profit and gross profit as a percentage of sales on software sales decreased due to contract expirations, smaller margins on contracts won through auction-style bidding processes, and a change in the product mix sold.  Software product sales and associated profits are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses, exclusive of sales commissions, were $425,989, or 41.6% of revenues, in the second quarter of 2014 versus $438,268, or 39.2% of revenues, in the second quarter of 2013.  These expenses decreased $12,279, or 2.8%, due largely to decreases in non-billable labor costs and the associated costs of fringe benefits.

Commission expense was $55,076, or 5.4% of revenues, in the second quarter of 2014 versus $103,569, or 9.3% of revenues, in the second quarter of 2013.  This decrease of $48,493, or 46.8%, is due to the decreases in revenue, gross profits, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss
    Net loss for the three months ended June 30, 2014, was $161,299, or (15.7%) of revenue, versus $136,519, or (12.2%) of revenue, for the same period in 2013.

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Revenue
Our revenues in the six months ended June 30, 2014 were $2,204,117 compared to $2,435,259 in the first six months of 2013, a decrease of 9.5%.  Professional services revenue was $1,664,314 versus $2,079,896, a decrease of 20.0%, and software product and maintenance revenue was $539,803 versus $355,363, an increase of 51.9%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  The increase in our software product and maintenance revenue is due to a few larger maintenance orders, a change in the product mix sold, an increase in referral fees for facilitating third-party software and maintenance sales, and a number of smaller orders that we have won by utilizing some of the auction-style bidding processes now in place for U.S. government agencies. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and the mediums through which contracts are won.

Gross Profit
Gross profit was $771,446, or 35.0% of sales in the first six months of 2014 versus $916,450, or 37.6% of sales, in the first six months of 2013.  For the six months ended June 30, 2014, $686,735 of the gross profit was attributable to professional services at a gross profit percentage of 41.3%, and $84,711 of the gross profit was attributable to software sales at a gross profit percentage of 15.7%.  In the same quarter in 2013, we reported gross profits of $866,473, or 41.7% of sales for professional services and $49,977, or 14.1% of sales for software sales.  Gross profit on professional fees decreased due to expirations and funding decreases in higher profit contracts and the change of phase of certain contracts,.  Gross profit and gross profit as a percentage of sales on software sales increased due to a change in the product mix sold and an increase in referral fees for facilitating third-party software and maintenance sales.  Software product sales and associated profits are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $871,808, or 39.6% of revenues, in the first six months of 2014 versus $892,548, or 36.7% of revenues, in the first six months of 2013.  These expenses decreased $20,740, or 2.3%, due largely to decreases in non-billable labor costs, the costs of fringe benefits associated with that labor, and recruiting fees., offset by  increases in advertising and promotion.

Commission expense was $163,752, or 7.4% of revenues, in the second quarter of 2014 versus $215,875, or 8.9% of revenues, in the second quarter of 2013.  This decrease of $52,123, or 24.1%, is due to the decreases in revenue, gross profits, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss
Net loss for the six months ended June 30, 2014, was $258,818, or (11.7%) of revenue, versus $188,660, or (7.7%) of revenue, for the same period in 2013.

Liquidity and Capital Resources

     Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2014, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first six months of 2014 was $433,194.  This net cash used, when subtracted from a beginning balance of $2,359,527 yielded cash and cash equivalents of $1,926,333 as of June 30, 2014.  Our accounts receivable balances decreased $551,413 due to collections on receivables for large software sales orders. Prepaid expenses and other current assets decreased $98,121, due primarily to the recognition of expenses over time for advance payments to third party suppliers of maintenance contracts on software sales. Accounts payable and accrued expenses decreased $572,855 due to the software sales decreases, commissions payable decreased $150,039 due to a reduction in commissions earned while paying out accrued balances more rapidly, and deferred revenue decreased $110,356 due to the recognition of revenue over time from maintenance contracts on software sales.  We had no non-current liabilities as of June 30, 2014.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on December 1, 2014.  As of June 30, 2014, no amounts were outstanding under this line of credit.

Given our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for the next twelve months and beyond.

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

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

New Accounting Standards

For a discussion of the accounting standards recently adopted or pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 to the financial statements.

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2014 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                 None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 5.   Other Information

               None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q Second Quarter 2014

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: August 14, 2014	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

Date: August 14, 2014	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer