Form 10-Q
period 2014-09-30
INFORMATION ANALYSIS INC
filed 2014-11-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-22405

Information Analysis Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road
Suite 201
Fairfax, Virginia 22030

(703) 383-3000
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of November 12, 2014, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(see Note 1)
ASSETS
Current assets
Cash and cash equivalents	$2,066,756	$2,359,527
Accounts receivable, net	862,411	1,437,754
Prepaid expenses and other current assets	285,168	534,992
Notes receivable, current	4,045	6,294
Total current assets	3,218,380	4,338,567

Property and equipment, net	50,128	52,887
Notes receivable, long-term	5,618	8,665
Other assets	6,281	6,281
Total assets	$3,280,407	$4,406,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,322	$611,781
Commissions payable	770,079	902,972
Deferred revenue	259,522	503,482
Accrued payroll and related liabilities	220,337	221,378
Other accrued liabilities	49,919	60,796
Total current liabilities	1,393,179	2,300,409

Commitments and contingencies

Stockholders' equity
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of September 30, 2014 and December 31, 2013	128,443	128,443
Additional paid-in capital	14,611,763	14,599,696
Accumulated deficit	(11,922,767)	(11,691,937)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,887,228	2,105,991
Total liabilities and stockholders' equity	$3,280,407	$4,406,400

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	September 30,
	2014	2013
Revenues
Professional fees	$944,131	$1,017,243
Software sales	413,016	2,200,602
Total revenues	1,357,147	3,217,845

Cost of revenues
Cost of professional fees	520,857	510,397
Cost of software sales	232,138	1,951,931
Total cost of revenues	752,995	2,462,328

Gross profit	604,152	755,517

Selling, general and administrative expenses	407,048	371,328
Commissions expense	171,551	278,474

Income from operations	25,553	105,715

Other income	2,435	2,652

Income before provision for income taxes	27,988	108,367

Provision for income taxes	-	-

Net income	$27,988	$108,367

Comprehensive income	$27,988	$108,367

Income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,347,107	11,211,501

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Revenues
Professional fees	$2,608,445	$3,097,139
Software sales	952,819	2,555,965
Total revenues	3,561,264	5,653,104

Cost of revenues
Cost of professional fees	1,498,436	1,723,820
Cost of software sales	687,230	2,257,318
Total cost of revenues	2,185,666	3,981,138

Gross profit	1,375,598	1,671,966

Selling, general and administrative expenses	1,278,856	1,263,875
Commissions expense	335,303	494,349

Loss from operations	(238,561)	(86,258)

Other income	7,731	5,965

Loss before provision for income taxes	(230,830)	(80,293)

Provision for income taxes	-	-

Net loss	$(230,830)	$(80,293)

Comprehensive loss	$(230,830)	$(80,293)

Loss per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(230,830)	$(80,293)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	23,662	18,034
Stock-based compensation	12,067	11,448
Bad debt expense	1,458	-
Changes in operating assets and liabilities:
Accounts receivable	573,885	(2,079,189)
Prepaid expenses and other current assets	249,824	(448,069)
Accounts payable and accrued expenses	(530,377)	1,826,100
Commissions payable	(132,893)	74,643
Deferred revenue	(243,960)	376,522

Net cash used in operating activities	(277,164)	(300,804)

Cash flows from investing activities
Capital expenditures	(20,903)	(38,495)
Payments received on notes receivable	5,296	3,500
Increase in note receivable	-	(14,250)

Net cash used in investing activities	(15,607)	(49,245)

Net decrease in cash and cash equivalents	(292,771)	(350,049)

Cash and cash equivalents, beginning of the period	2,359,527	2,623,016

Cash and cash equivalents, end of the period	$2,066,756	$2,272,967

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

Information Analysis Incorporated ("IAI", or the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems.  The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2014 (the "Annual Report").  The accompanying December 31, 2013 financial information was derived from our audited financial statements included in the Annual Report.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("Topic 606"), "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its financial statements and footnote disclosures.

 In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period—a consensus of the FASB Emerging Issues Task Force" ("ASU 2014-12"). ASU 2014-12 clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40: Disclosure about an Entity's Ability to Continue as a Going Concern." The amendment establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The amendment also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016. The new guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

For fixed-price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.  The Company applies this method of revenue recognition to renewals of maintenance contracts on third-party software sales from prior years and to the separable maintenance elements of sales of third-party software that include fixed terms of maintenance, such as Adobe and Micro Focus software, for which the Company is responsible for "first line support" to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

The Company reports revenue on a gross basis in certain instances and a net basis in other instances based upon a transaction by transaction analysis using authoritative guidance issued by the FASB. The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.  Generally, sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company acting as the principal in these arrangements. This determination is based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage.  Generally, revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by the Company makes a purchase directly from the Company's supplier or another designated reseller is recognized net when the commission payment is received since the Company is merely acting as an agent in these arrangements.  Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company's confirmation that the sale occurred.

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

The Company's contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract, ratably throughout the contract as the services are provided, or subject to funds made available incrementally by legislators. In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

2. Summary of Significant Accounting Policies (continued)

Payments received in advance of services performed are recorded and reported as deferred revenue.  Services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the Company's balance sheets in the aggregate with accounts receivable.

Concentration of Risk

Four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 57.6% of our revenue in the third quarter of 2014.  The two U.S. government agency customers accounted for 18.6% and 15.7%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 11.8% of revenue, and the commercial customer accounted for 11.5% of revenue in the third quarter of 2014.  In the nine months ended September, 30, 2014, these two U.S. government agency customers accounted for 19.9% and 15.8%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 10.9% of revenue, and the commercial customer accounted for 13.3% of revenue.

In the third quarter of 2013, two of our customers - both of which are U.S. government agencies with which we contracted directly - represented material portions of our revenue.  These customers accounted for 55.6% (all software sales) and 10.5% (mostly professional services) of revenue in the third quarter of 2013.  These customers accounted for 32.2% and 16.5%, respectively, of revenue in the first nine months of 2013, and one additional customer, a company under which we subcontract for services to a U.S. government agency, accounted for 10.3% of revenue in the first nine months of 2013.

Stock-Based Compensation

Total stock-based compensation expense was $3,262 and $4,021 for the quarters ended September 30, 2014 and 2013, respectively, none of which related to options awarded to non-employees.  For the nine months ended September 30, 2014 and 2013, total compensation expense was $12,067 and $11,448, respectively, none of which related to options awarded to non-employees.  The Company estimates the fair value of options granted using the Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Income Taxes

As of September 30, 2014, there have been no material changes to the Company's uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2015.

3. Stock-Based Compensation

There were 20,000 option awards granted to employees and no option awards granted to non-employees in the three months ended September 30, 2014 and there were 32,000 option awards granted to employees and no option awards granted to non-employees in the three months ended September 30, 2013.  There were 21,000 option awards granted to employees and no option awards granted to non-employees in the nine months ended September 30, 2014 and there were 212,000 option awards granted to employees and no option awards granted to non-employees in the nine months ended September 30, 2013.  The fair values of option awards granted in the three months and nine months ended September 30, 2014 and 2013 were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Risk free interest rate	1.78%	1.36%	1.77 - 1.78%	0.70 – 1.36%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5 years	5 years
Expected volatility	43.3%	57.3%	43.3 - 47.3%	57.3 - 62.8%

The status of the options issued as of September 30, 2014 and changes during the nine months ended September 30, 2014 and 2013, were as follows:

	Options outstanding
	Number of shares	Weighted average price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted, exercised, expired or forfeited	--	--
Balance at March 31, 2014	1,187,000	$0.26
Options granted	1,000	0.24
Options exercised, expired or forfeited	(3,000)	0.11
Balance at June 30, 2014	1,185,000	$0.26
Options granted	20,000	0.17
Options exercised, expired or forfeited	--	--
Balance at September 30, 2014	1,205,000	$0.26

	Number of shares	Weighted average price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	160,000	0.16
Options exercised, expired or forfeited	(10,000)	0.15
Balance at March 31, 2013	1,182,500	$0.28
Options granted	20,000	0.18
Options exercised, expired or forfeited	(226,000)	0.22
Balance at June 30, 2013	976,500	$0.29
Options granted	32,000	0.16
Options exercised, expired or forfeited	(7,500)	0.19
Balance at September 30, 2013	1,001,000	$0.29

The following table summarizes information about options at September 30, 2014:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,205,000	$0.26	5.58	$11,238	955,000	$0.29	4.67	$5,989

3. Stock-Based Compensation (continued)

Nonvested stock awards as of September 30, 2014 and changes during the nine months ended September 30, 2014 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2013	431,250	$0.08
Vested	(155,000)	0.08
Balance at March 31, 2014	276,250	$0.08
Granted	1,000	0.10
Vested	(31,250)	0.08
Balance at June 30, 2014	246,000	$0.08
Granted	20,000	0.07
Vested	(16,000)	0.08
Balance at September 30, 2014	250,000	$0.08

As of September 30, 2014 and 2013, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $6,156 and $8,806, respectively, which are expected to be recognized over weighted average periods of seven months and five months, respectively.

4. Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

	Net		Per Share
	Income (loss)	Shares	Amount
Basic net income per common share for the three months ended September 30, 2014:
Income available to common stockholders	$27,988	11,201,760	$0.00
Effect of dilutive stock options	--	145,347	--
Diluted net income per common share for the three months ended September 30, 2014:	$27,988	11,347,107	$0.00

Basic net income per common share for the three months ended September 30, 2013:
Income available to common stockholders	$108,367	11,201,760	$0.01
Effect of dilutive stock options	--	9,741	--
Diluted net income per common share for the three months ended September 30, 2013:	$108,367	11,211,501	$0.01

Basic net loss per common share for the nine months ended September 30, 2014:
Loss available to common stockholders	$(230,830)	11,201,760	$(0.02)
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the nine months ended September 30, 2014:	$(230,830)	11,201,760	$(0.02)

Basic net loss per common share for the nine months ended September 30, 2013:
Loss available to common stockholders	$(80,293)	11,201,760	$(0.01)
Effect of dilutive stock options	--	--	--
Diluted net loss per common share for the nine months ended September 30, 2013:	$(80,293)	11,201,760	$(0.01)

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading "Risk Factors" in Item 1A. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

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

Four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 57.6% of our revenue in the third quarter of 2014.  The two U.S. government agency customers accounted for 18.6% and 15.7%, respectively, of revenue; the company under which we subcontract for services to U.S. government agencies accounted for 11.8% of revenue;, and the commercial customer accounted for 11.5% of revenue in the third quarter of 2014.  In the nine months ended September, 30, 2014, these two U.S. government agency customers accounted for 19.9% and 15.8%, respectively, of revenue; the company under which we subcontract for services to U.S. government agencies accounted for 10.9% of  revenue; and the commercial customer accounted for 13.3% of revenue.

In the third quarter of 2013, two of our customers - both of which are U.S. government agencies with which we contracted directly - represented material portions of our revenue.  These customers accounted for 55.6% (all software sales) and 10.5% (mostly professional services) of revenue in the third quarter of 2013.  These customers accounted for 32.2% and 16.5%, respectively, of revenue in the first nine months of 2013, and one additional customer, a company under which we subcontract for services to a U.S. government agency, accounted for 10.3% of revenue in the first nine months of 2013.

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Revenue

Our revenues in the third quarter of 2014 were $1,357,147, compared to $3,217,845 in 2013, a decrease of 57.8%.  Professional fees revenue was $944,131 versus $1,017,243, a decrease of 7.2%, and software product and maintenance revenue was $413,016 versus $2,200,602, a decrease of 81.2%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  The decrease in our software product and maintenance revenue is due primarily to one large product order that took place in the third quarter of 2013.  In addition, there were changes in the product mix sold, in both periods presented there were a number of smaller one-time orders that vary significantly in size and timing, and we had an increase in the fees we receive for facilitating orders that customers place directly with our suppliers. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and the mediums through which contracts are won.

Gross Profit

Gross profit was $604,152, or 44.5% of revenues, in the third quarter of 2014 versus $755,517, or 23.5% of revenues, in the third quarter of 2013.  For the quarter ended September 30, 2014, $423,274 of the gross profit was attributable to professional fees at a gross profit percentage of 44.8%, and $180,878 of the gross profit was attributable to software sales at a gross profit percentage of 43.8%.  In the same quarter in 2013, we reported gross profits of $506,846, or 49.8% of sales for professional fees and $248,671, or 11.3% of sales for software sales.  Gross profit and gross profit as a percentage of sales on professional fees decreased due to expirations and funding decreases in higher profit contracts, the change of phase of certain contracts, and a reduction in the ratio of fixed price per unit billing to hourly billing for our electronic forms professional fees.  Despite the absence of similar large product order as occurred in 2013, gross profit as a percentage of software sales increased due to an increase in referral fees for facilitating third-party software and maintenance sales and changes in the product mix sold.  Software product sales and associated profits are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $407,048, or 30.0% of revenues, in the third quarter of 2014 versus $371,328, or 11.5% of revenues, in the third quarter of 2013.  These expenses increased $35,720, or 9.6%, due to increases in non-billable labor costs, bids and proposals, and recruiting fees.

Commission expense was $171,551, or 12.6% of revenues, in the third quarter of 2014 versus $278,474, or 8.7% of revenues, in the third quarter of 2013.  This decrease of $106,923, or 38.4%, is due to the decreases in revenue, gross profits, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Income

Net income for the three months ended September 30, 2014 was $27,988, or 2.1% of revenue, versus $108,367, or 3.4% of revenue, for the same period in 2013.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Revenue

Our revenues in the nine months ended September 30, 2014 were $3,561,264, compared to $5,653,104 in the first nine months of 2013, a decrease of 37.0%.  Professional services revenue was $2,608,445 versus $3,097,139, a decrease of 15.8%, and software product and maintenance revenue was $952,819 versus $2,555,965, an decrease of 62.7%.  The decrease in our professional fees revenue is due to the expiration, near completion, or change of phase of certain contracts, reductions in funding of certain contracts, and variations in the quantity of work completed under contracts where the work is done by customer request.  The decrease in our software product and maintenance revenue is due primarily to one large product order that took place in 2013.  In addition, there were changes in the product mix sold, in both periods presented there were a number of smaller one-time orders that vary significantly in size and timing, and we had an increase in the fees we receive for facilitating orders that customers place directly with our suppliers. Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and the mediums through which contracts are won.

Gross Profit

Gross profit was $1,375,598, or 38.6% of revenues, in the first nine months of 2014 versus $1,671,966, or 29.6% of revenues, in the first nine months of 2013.  For the nine months ended September 30, 2014, $1,110,009 of the gross profit was attributable to professional services at a gross profit percentage of 42.6%, and $265,589 of the gross profit was attributable to software sales at a gross profit percentage of 27.9%.  In the same period in 2013, we reported gross profits of $1,373,319, or 44.3% of sales for professional services, and $298,647, or 11.7% of sales for software sales.  Gross profit on professional fees decreased due to expirations and funding decreases in higher profit contracts and the change of phase of certain contracts.  Despite the absence of a similar large product order as occurred in 2013, gross profit as a percentage of software sales increased due to an increase in referral fees for facilitating third-party software and maintenance sales and changes in the product mix sold.  Software product sales and associated profits are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $1,278,856, or 35.9% of revenues, in the first nine months of 2014 versus $1,263,875, or 22.4% of revenues, in the first nine months of 2013.  These expenses increased $14,981, or 1.2%, due to increases in the costs of bids and proposals, advertising and promotion, rent, and supplies, offset some by decreases in the cost of non-billable labor.

Commission expense was $335,303, or 9.4% of revenues, in the third quarter of 2014 versus $494,349, or 8.7% of revenues, in the third quarter of 2013.  This decrease of $159,046, or 32.2%, is due to the decreases in revenue, gross profits, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss

Net loss for the nine months ended September 30, 2014 was $230,830, or (6.5%) of revenue, versus $80,293, or (1.4%) of revenue, for the same period in 2013.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2014, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first nine months of 2014 was $292,771.  This net cash used, when subtracted from a beginning balance of $2,359,527, yielded cash and cash equivalents of $2,066,756 as of September 30, 2014.  Our accounts receivable balances decreased $573,885 due to collections on receivables for large software sales orders. Prepaid expenses and other current assets decreased $249,824, due primarily to the recognition of expenses over time for advance payments to third party suppliers of maintenance contracts on software sales. Accounts payable and accrued expenses decreased $530,377 due to the software sales decreases, commissions payable decreased $132,893 due to a reduction in commissions earned while paying out accrued balances more rapidly, and deferred revenue decreased $243,960 due to the recognition of revenue over time from maintenance contracts on software sales.  We had no non-current liabilities as of September 30, 2014.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on March 1, 2015.  As of September 30, 2014, no amounts were outstanding under this line of credit.

Given our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for the next 12 months.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2014 (the "Evaluation Date").  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

"Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 14, 2014	By:	/s/ Sandor Rosenberg
Sandor Rosenberg
Chairman of the Board, Chief Executive Officer, and President

Date: November 14, 2014	By:	/s/ Richard S. DeRose
Richard S. DeRose
Executive Vice President, Treasurer, and Chief Financial Officer