Form 10-K
period 2014-12-31
INFORMATION ANALYSIS INC
filed 2015-03-20
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-22405

Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road, Suite 201
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 7,404,131 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2014, was approximately $1,702,950. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2015, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed here in our Form 10-K and in other filings with the Securities and Exchange Commission ("SEC").  These risks include, among others, the following:

●	changes in the way the U.S. federal government contracts with businesses and changes in its budgetary priorities;
●	terms specific to U.S. federal government contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	non-performance by our subcontractors and suppliers;
●	our failure to adequately integrate businesses we may acquire;
●	changes in the economic health of our non U.S. federal government customers; and
●	fluctuations in our results of operations and its impact on our stock price.

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

PART I

Item 1.  Business.

Overview of Market

Founded in 1979, Information Analysis Incorporated ("We", the "Company"), to which we sometimes refer as IAI, is in the business of modernizing client information systems, developing and maintaining information technology systems, and performing consulting services to government and commercial organizations.   Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to Small Business Administration,  Computer Sciences Corporation, IBM, Computer Associates, MCI, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation.  At present, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions, including electronic forms conversions, for various agencies of the federal government.

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

IAI has allied with a company called Software Mining, who licenses conversion software that can convert COBOL to Java or C#. Previously, the challenge was to create new code that is easily readable and maintainable. The tools Software Mining has developed address those issues exceptionally well, and combined with IAI’s tools and experience, provide us a unique capability to deliver successful results.

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

Over the last few years there has been a pronounced emphasis within the U.S. federal government to employ form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android operating system.  Working with Adobe’s latest version of Adobe Experience Manager, we have been able to build applications for several federal clients employing mobile devices.

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

Some of our potential clients require that the COBOL code be converted to JAVA or C# and in those cases we have formed an alliance with a company called Software Mining that has developed tools that can be used successfully to deliver readable and maintainable modern code  In 2014, we successfully completed a contract with a local government agency using Software Mining tools.

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

We are also using the experience we have acquired as an Adobe Solutions Partner and Reseller to help secure engagements for web-based applications requiring forms. The Adobe Experience Manager (AEM) products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms and web content management.  We have used this expertise to penetrate a number of federal government clients such as the Internal Revenue Service and Veterans Affairs and build sophisticated web applications at the Department of Homeland Security. One such application, a parking and transit subsidy tool, was cited for award recognition by the American Council for Technology – Industry Advisory Council (ACT-IAC) and Federal Computer Week’s Fed 100 Awards.   Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers.  Our company has built a core group of professionals that can continue to build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications through our relationship with Adobe AEM products, we have developed a cadre of professionals that can quickly and efficiently develop web applications.  We will focus on federal government clients during 2015 and beyond and leverage the company’s reputation with existing federal customers to penetrate these agencies.  We will be able to reference successful projects completed or in development for various components of the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, Department of Agriculture, Department of Education, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command. For example, IAI recently successfully completed the conversion of thirty-one (31) portable document format (PDF) forms into accessible Section 508 compliant student loan servicing forms for the Office of Federal Student Aid for the benefit of individuals with disabilities.

In an effort to increase IAI’s profile and visibility in the expanding digital technology marketplace, IAI personnel have actively participated in industry programs such as the Adobe Digital Government Assembly and the National Veterans Small Business Engagement conferences, which bring together senior government officials, technology leaders and information technology leaders interested in advances in digital technology applications. IAI senior staff typically participates in related panel discussions and IAI exhibits its digital related competencies and innovative capabilities to the attendees.

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, beginning in late 2010 and continuing in 2015, we have aggressively pursued strategic business relationships with certain leading-edge technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, data analytics, cybersecurity, real-time business intelligence, mobile applications and SharePoint developments.  Where appropriate, we have entered into teaming arrangements or product reseller agreements with certain of these firms. These products and services are synergistic to our present business strategy and also allow us to expand into new business areas, both within the federal government and commercial sectors, without the expenditure of significant technical development dollars. Our partners benefit by our potential to leverage their new technology developments into our existing client base, as well as utilize our expertise and credibility in developing applications around their inventive products.

Along this line we have entered into a partnership with a company, Neo Technology, which has developed a state of the art software suite called Neo4j, which provides analysts with unprecedented capabilities to search multiple sources of data in performing data analytics.  It is an open source graphical database that is being used by a number of large corporations and analytical entities.  We have invested in training our people and establishing a reseller agreement to solicit the federal marketplace as both a reseller of the software and provider of information technology services for building applications.

Global Industry Analysts said in an August 24, 2014 report that the mobile security market will reach $14.4 billion by 2017. The report, "Mobile Security: A Global Strategic Business Report," reviewed trends for all major commercial, healthcare and government geographic markets. In recognition of this emerging market, IAI entered into a Reseller agreement in first quarter 2015 with Protected Mobility, LLC, a Virginia based company founded in 2010 to meet a critical need to provide a secure messaging capability for unprotected personal cellular devices deployed with US troops. Protected Mobility continues to develop unique secure solutions to ensure privacy of communications, documents and other key assets and, since 2010, has provided hundreds of thousands of devices/software applications to private enterprises and US government agencies. IAI, in connection with Protected Mobility, intends to offer unique product and information technology solutions to combat the types of mobility, computer and communications threats seriously affecting the well-being of military and government organizations, healthcare organizations, as well as private companies.

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be more aggressive than in the past and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. We expect to see the results of these efforts during 2015 and beyond.

Backlog

As of December 31, 2014, we estimated our backlog at approximately $21 million over the next three years, of which $4.2 million was funded.  This backlog consists of outstanding contracts and general commitments from current clients.  We regularly provide services to certain clients on an as-needed basis without regard to a specific contract.  General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

Government Regulation

We are bound by various rules and regulations promulgated by the federal government and agencies thereunder. We have not experienced undue expense beyond those expenses normally incurred in our ordinary course of business in adhering to such rules and regulations. Since historically most of our business is derived from contracts either directly with the U.S. federal government or as a subcontractor on behalf of U.S. federal government customers, most of our contracts are subject to termination at the election of the government.

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

Employees

As of December 31, 2014, we employed 22 full-time and 5 part-time individuals.  In addition, we maintained subcontractor relationships with companies and individuals that add 7 individuals for professional information technology services.  Approximately 99% of our professional employees have at least four years of related experience.  For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Changes in the economic health of our largest non U.S. federal government customers could negatively impact our cash flow and earnings.

One of our largest customers for the last thirteen years, Binder & Binder – The National Social Security Disability Advocates (NY), LLC, filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code.  Revenues from Binder & Binder for the years ended December 31, 2014 and 2013 were $633,844 and $609,425, respectively.  On December 31, 2014, the Company was owed $212,069 from Binder & Binder.  The Company has not recorded a specific reserve against this receivable in its December 31, 2014, financial statements, as on December 31, 2014, the Company believed that full collection was probable.  As of March 20, 2015 the Company has received payments totaling $117,074 related to amounts outstanding at December 31, 2014.  Had this customer been unable to reorganize, we could have lost a significant customer for future earnings and cash flows, as well as suffered the loss of the cash flow from past work.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC.  The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2014				Fiscal Year Ended December 31, 2013
	Quarter Ended:				Quarter Ended:
	3/31/14	6/30/14	9/30/14	12/31/14	3/31/13	6/30/13	9/30/13	12/31/13
High	$0.29	$0.40	$0.29	$0.23	$0.16	$0.18	$0.17	$0.18
Low	$0.17	$0.17	$0.17	$0.15	$0.12	$0.14	$0.13	$0.14

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

Holders

As of December 31, 2014, we had 107 holders of record of our Common Stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders1,2	1,264,000	$0.26	794,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,264,000	$0.26	794,000

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2014 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2014.

Item 6. Selected Financial Data

Not applicable.

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

Overview

During 2014, our sales and marketing efforts were focused to capitalize on our expertise in these areas – electronic forms conversion, modernization, accessibility, web-enablement, data capture, services, and software, and tools and services to address the legacy modernization/conversion market, including third party tools, legacy and post-conversion database support, development and support of database-backed web portals, and other web-based solutions, mobile-based and tablet-based solutions.

In 2014, we had a net loss of $30,000.  Our stockholders’ equity was $2,090,000 at December 31, 2014.  Our gross profit increased by $128,000, while revenue decreased $1,695,000.  The revenue decrease is due mostly to decreases in direct sales of third-party software products and related maintenance contracts.  Included in software sales are commissions on registered sales brought to our vendors by us but ordered directly from the vendor by the customer.  In 2014 the Company earned $829,000 from these commissions compared to $291,000 in 2013.  Had these sales orders been processed through us, the software sales revenue and the cost of software sales would both have been significantly higher, normalizing our gross profit percentage to be closer to that of recent years.  Revenue from fees for professional services decreased by $388,248.  Gross profits as a percentage of sales decreased to 41.3% in 2014 from 44.8% in 2013 for professional services and increased from 12.6% in 2013 to 41.3% in 2014 for software sales.  Our expenses related to selling, general and administrative infrastructure increased 2.0%, due mostly to increases in the costs associated with bids and proposals and costs of advertising and business promotion.

Cash and cash equivalents increased $90,000 due to decreases in outstanding accounts receivable balances and increases in our deferred revenue and commissions payable balances.  We were able to operate throughout 2014 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2014	December 31, 2013
Professional fees	64.1%	54.8%
Software sales	35.9%	45.2%
Total revenues	100.0%	100.0%
Cost of professional fees	37.6%	30.2%
Cost of software sales	21.1%	39.6%
Total cost of revenues	58.7%	69.8%
Gross profit	41.3%	30.2%
Operating expenses
Selling, general and administrative	(29.2%)	(22.1%)
Commissions expense	(12.8%)	(9.0%)
Loss from operations	(0.7%)	(0.9%)
Other income	0.2%	0.1%
Loss before income taxes	(0.5%)	(0.8%)
Provision for income taxes	(0.0%)	(0.0%)
Net loss	(0.5%)	(0.8%)

2014 Compared to 2013

Revenue.  Total revenue for 2014 decreased $1,695,000, or 22.7%, to $5.78 million from $7.48 million in 2013.  Revenue from professional services fees decreased $388,000 or 9.5%, to $3.71 million in 2014 from $4.09 million in 2013.  The decrease in our revenue from professional services fees is largely due to the loss of positions at one U.S. government agency under a new prime contractor and to completion of projects.  Revenue from software sales decreased $1.31 million, or 38.6%, to $2.08 million in 2014 from $3.38 million in 2013.  Included in software sales are commissions on registered sales brought to our vendors by us but ordered directly from the vendor by the customer.  In 2014 the Company earned $829,000 from these commissions compared to $291,000 in 2013.  Had these sales orders been processed through us, the software sales revenue and the related cost of software sales would both have been significantly higher.  Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand.  Revenue from software sales comprised 35.9% of total sales in 2014, compared to 45.2% of total sales in 2013.

Gross Profit.  Gross profit increased $128,000, or 5.7% in 2014 versus 2013.  Gross profit as a percentage of revenue increased to 41.3% of revenue in 2014 from 30.2% of revenue in 2013.  The increase in gross profit as a percentage of revenue is due to the increase in commissions earned on registered sales where customers we introduced to our vendors purchased directly from the vendors.  Gross profit from professional fees was 41.3% in 2014 on 64.1% of total revenues while gross profit from software sales was 41.3% on 35.9% of total sales.  In 2013, gross profit from professional fees was 44.8% on 54.8% of total revenues while gross profit from software sales was 12.6% on 45.2% of total sales.  Professional services gross profit was $1.53 million in 2014, compared to $1.83 million in 2013.  Software sales gross profit increased to $859,000 in 2014 from $426,000 in 2013.

Selling, General and Administrative.  Selling, general and administrative expenses for 2014 increased $32,000 to $1.69 million, or 29.2% of revenue, from $1.66 million, or 22.1% of revenue, in 2013.  The increase is due to increases in the costs of related to bids and proposals in 2014 and to increases in advertising and promotion, offset in part by decreases in non-billable management, administrative, and sales salaries expense and the related fringe benefit costs.

Commission Expense.  Commission expense in 2014 was $740,000, or 12.8% of revenue, versus $674,000, or 9.0% in 2013.  Commission expenses vary with income generated from contracts sold by our commission-based sales associates.

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

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations.  For 2014, net cash provided by operating and investing activities was $90,479.  Our net cash provided, when added to a beginning balance of $2,359,527, yielded cash and cash equivalents of $2,450,006 at December 31, 2014.  Our accounts receivable balances decreased $462,757 while our accounts payable balances decreased $489,828, primarily due to outstanding product-related invoices at 2013 year-end.  Our prepaid expenses and other current assets accounts increased $224,990, and our deferred revenue accounts increased $234,512, due to an increase in the dollar value of term-based prepaid software maintenance contracts open at year-end. We had no non-current liabilities at December 31, 2014.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on May 31, 2016.  As of December 31, 2014, no amounts were outstanding under this line of credit.  We did not borrow against this line of credit in 2014.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  Information Analysis Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

/s/ CohnReznick LLP

Vienna, Virginia
March 20, 2015

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$2,450,006	$2,359,527
Accounts receivable, net	970,621	1,437,754
Prepaid expenses and other current assets	759,982	534,992
Notes receivable, current	3,896	6,294
Total current assets	4,184,505	4,338,567

Property and equipment, net of accumulated depreciation and amortization of $349,178 and $317,801	53,675	52,887
Notes receivable, long-term	5,102	8,665
Other assets	6,281	6,281

Total assets	$4,249,563	$4,406,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,327	$611,781
Commissions payable	1,017,047	902,972
Deferred revenue	737,994	503,482
Accrued payroll and related liabilities	255,703	221,378
Other accrued liabilities	116,097	60,796
Total liabilities	2,159,168	2,300,409

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,844,376 shares issued, 11,201,760 shares outstanding as of December 31, 2014 and December 31, 2013, respectively.	128,443	128,443
Additional paid-in capital	14,613,887	14,599,696
Accumulated deficit	(11,721,724)	(11,691,937)
Treasury stock, 1,642,616 shares at cost at December 31, 2014 and 2013	(930,211)	(930,211)

Total stockholders’ equity	2,090,395	2,105,991

Total liabilities and stockholders’ equity	$4,249,563	$4,406,400

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	For the years ended December 31,
	2014	2013
Revenues
Professional fees	$3,706,692	$4,094,940
Software sales	2,076,775	3,383,444
Total revenues	5,783,467	7,478,384

Cost of revenues
Cost of professional fees	2,177,673	2,261,305
Cost of software sales	1,218,249	2,957,625
Total cost of revenues	3,395,922	5,218,930

Gross profit	2,387,545	2,259,454

Selling, general and administrative expenses	1,687,449	1,655,037
Commissions expense	739,929	673,643

Loss from operations	(39,833)	(69,226)
Other income	10,046	8,987

Loss before provision for income taxes	(29,787)	(60,239)
Provision for income taxes	-	-

Net loss	$(29,787)	$(60,239)

Comprehensive loss	$(29,787)	$(60,239)

Net loss per common share – basic	$(0.00)	$(0.01)

Net loss per common share – diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2012	12,844,376	$128,443	$14,581,475	$(11,631,698)	$(930,211)	$2,148,009

Net loss	-	-	-	(60,239)	-	(60,239)

Stock option compensation	-	-	18,221	-	-	18,221

Balances, December 31, 2013	12,844,376	128,443	14,559,696	(11,691,937)	(930,211)	2,105,991

Net loss	-	-	-	(29,787)	-	(29,787)

Stock option compensation	-	-	14,191	-	-	14,191

Balances, December 31, 2014	12,844,376	$128,443	$14,613,887	$(11,721,724)	$(930,211)	$2,090,395

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(29,787)	$(60,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,376	25,500
Stock option compensation	14,191	18,221
Bad debt expense	4,376	760
Changes in operating assets and liabilities
Accounts receivable	462,757	(700,470)
Prepaid expenses and other current assets	(224,990)	(343,586)
Accounts payable, accrued payroll and related liabilities, and other accrued liabilities	(489,828)	464,253
Commissions payable	114,075	96,839
Deferred revenue	234,512	283,058

Net cash provided by (used in) operating activities	116,682	(215,664)

Cash flows from investing activities:
Acquisition of furniture and equipment	(32,164)	(39,161)
Payments received on notes receivable – employees	5,961	5,586
Increase in notes receivable – employees	-	(14,250)

Net cash used in investing activities	(26,203)	(47,825)

Net increase (decrease) in cash and cash equivalents	90,479	(263,489)

Cash and cash equivalents, beginning of the year	2,359,527	2,623,016

Cash and cash equivalents, end of the year	$2,450,006	$2,359,527

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

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

For fixed-price contracts in which the Company is paid a specific amount to be available to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.  The Company applies this method of revenue recognition to renewals of maintenance contracts on third-party software sales and to separable maintenance elements of sales of third-party software that include fixed terms of maintenance, such as Adobe and Micro Focus software, for which the Company is responsible for “first line support” to the customer and for serving as a liaison between the customer and the third-party maintenance provider for issues the Company is unable to resolve.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies (continued)

Government Contracts

The Company believes there is minimal risk of an audit by the Defense Contract Audit Agency resulting in a material misstatement of previously reported financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents.  Deposits are maintained with a federally insured bank.  Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest.  The Company typically does not require collateral from its customers.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly.  Accounts with receivable balances past due over 90 days are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure related to its customers.  The Company has recorded an allowance for doubtful accounts of $878 and $0 at December 31, 2014 and 2013, respectively.

On December 18, 2014, the Company’s customer, Binder & Binder – The National Social Security Disability Advocates (NY), LLC and its affiliates (“Binder & Binder”), filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code.  Revenues from Binder & Binder for the years ended December 31, 2014 and 2013 were $633,844 and $609,425, respectively.  On December 31, 2014, the Company was owed $212,069 from Binder & Binder.  The Company has not recorded a specific reserve against this receivable in its December 31, 2014, financial statements, as on December 31, 2014, the Company believed that full collection was probable.  As of March 20, 2015 the Company has received payments totaling $117,074 related to amounts outstanding at December 31, 2014.

Notes Receivable

The Company has a note receivable and accrued interest from one employee at December 31, 2014.  The note bears interest at 3.5% and is payable semi-monthly in 96 installments through March 10, 2017, and had a balance of $8,998 at December 31, 2014.  The Company had two notes receivable totaling $14,959 from employees at December 31, 2013. Interest income recognized was not material for all periods presented.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2014, the Company had the stock-based compensation plans described in Note 9 below.  Total compensation expense related to these plans was $14,191 and $18,221 for the years ended December 31, 2014 and 2013, respectively, of which $0 and $526, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average number of shares of common stock outstanding.  The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive.  200,745 shares and 10,600 shares representing the dilutive effect of stock options were excluded from diluted earnings per share for the years ended December 31, 2014 and 2013, respectively, due to the net losses reported for the periods.

Concentration of Credit Risk

The Company's prime contracts and subcontracts with agencies of the U.S. federal government accounted for 72% and 85% of the Company's revenues during 2014 and 2013, respectively.  The Company has prime contracts with a U.S. federal government agency that accounted for 19% and 16% of the Company’s 2014 and 2013 revenue, respectively.  Also, the Company has subcontracts with a company for which work is done for a U.S. federal agency and for a quasi-government agency that account for 10% of the Company’s 2014 revenue and 8% of the 2013 revenue.  The Company has a commercial account that accounted for 11% of the 2014 revenue and 8% of the 2013 revenue.  The Company has a vendor relationship that produced commission payments that accounted for 13% of the 2014 revenue and 2% of the 2013 revenue.

The Company sold third party software and maintenance contracts under agreements with two major suppliers.  These sales accounted for 21% of total revenue in 2014 and 42% of revenue in 2013.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies (continued)

At December 31, 2014, the Company’s accounts receivable included receivables from a U.S. federal agency that represented 29% of the Company’s outstanding accounts receivable, from one company under which we subcontract for services to a local county and a US federal agency that represented 14% of the Company’s outstanding accounts receivable, and from a commercial customer that represented 22% of the Company’s outstanding accounts receivable.  At December 31, 2013, the Company’s accounts receivable included receivables from two U.S. federal agencies that represented 11% and 44%, respectively, of the Company’s outstanding accounts receivable and from one company under which we subcontract for services to a local county that represented 11% of the Company’s outstanding accounts receivable.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

2.           Receivables

Accounts receivable at December 31, 2014 and 2013, consist of the following:

	2014	2013
Billed-federal government	$758,818	$1,197,454
Billed-commercial and other	212,324	214,653
Total billed	971,142	1,412,107
Unbilled	357	25,647
Allowance for doubtful accounts	(878)	-
Accounts receivable, net	$970,621	$1,437,754

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3
December 31, 2014
Money market funds	$1,766,121	$-	$-
Total	$1,766,121	$-	$-

December 31, 2013
Money market funds	$2,010,937	$-	$-
Total	$2,010,937	$-	$-

Money market funds are highly liquid investments. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

3.           Fair Value Measurements (continued)

The carrying amount of financial instruments such as accounts receivable, accounts payable, and accrued liabilities approximate the related fair value due to the short-term maturities of these instruments.  The carrying amount of notes receivable approximate fair value based on interest rates currently available.

4.           Fixed Assets

A summary of fixed assets and equipment at December 31, 2014 and 2013, consist of the following:

	2014	2013
Furniture and equipment	$110,042	$105,159
Computer equipment and software	292,811	265,529
Subtotal	402,853	370,688
Less: accumulated depreciation and amortization	(349,178)	(317,801)
Total	$53,675	$52,887

Depreciation and amortization expense for the years ended December 31, 2014 and 2013, was $31,376 and $25,500, respectively.

5.           Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000.  The credit agreement includes an interest rate indexed to 3.00% above the British Bankers’ Association London Interbank Offered Rate (“BBA LIBOR”).  Notice that the line of credit has been renewed was received on March 18, 2015.  , and it will next expire on May 31, 2016.  The draws against the line are limited by varying percentages of the Company’s eligible accounts receivable.  The draw limit at December 31, 2014 was $659,955.  The bank is granted a security interest in all company assets if there are borrowings under the line of credit.  Interest on outstanding balances is payable monthly.  The effective rate at December 31, 2014 was 3.16%.  At December 31, 2013, the effective rate was 3.16%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts.  Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank.  As of December 31, 2014, the Company was not in compliance with the positive net income covenant. The Company was granted a waiver for failing to meet its positive net income covenant.  The positive net income covenant was dropped in the renewal in favor of a minimum tangible net worth covenant. There was no outstanding balance on the line of credit at December 31, 2014 or 2013.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

6.           Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2017.  Rent expense was $99,994 and $95,297 for the years ended December 31, 2014 and 2013, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2015	$102,232
	2016	105,299
	2017	44,414
Total minimum rent payments		$251,945

The above minimum lease payments reflect the base rent under the lease agreements.  However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.           Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$5,468,700	$5,514,100
Accrued vacation and commissions	379,500	334,200
Fixed assets	48,100	46,400
Allowance for doubtful accounts	300	-
AMT tax credit carryforward	600	3,600
Other	8,800	8,500
Subtotal	5,906,000	5,906,800
Valuation allowance	(5,906,000)	(5,906,800)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2014	2013
Loss before taxes	$(29,787)	$(60,239)
Income tax benefit on above amount at federal statutory rate	(10,100)	(20,500)
State income tax (benefit) expense, net of federal (benefit) expense	(1,200)	(2,400)
Permanent differences	8,500	9,300
Other	3,700	(15,000)
Change in valuation allowance	(900)	28,600
Provision for income taxes	$-	$-

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

7.           Income Taxes (continued)

Income tax expense for the years ended December 31, 2014 and 2013 consists of the following:

	December 31,
Current income taxes	2014	2013
Federal	$-	$4,100
State	-	500
Alternative minimum tax	-	-
Benefit from utilization of net operating losses	-	(4,600)
	-	-
Deferred taxes	-	-
	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $14.6 million, which expire, if unused, between the years 2017 and 2029.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.  However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2014 and 2013, it has no material uncertain tax positions and no interest or penalties have been accrued.  The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company for 2011, 2012, and 2013 are subject to examination by income taxing authorities, generally for three years after each was filed.

8.           Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (“CODA”), which satisfies the requirements of Section 401(k) of the Internal Revenue Code.  This defined contribution retirement plan covers substantially all employees.  Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan.  The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals.  In 2014 and in 2013, the Company matched 25% of the first 6% of the participants’ elective deferrals.  The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion.  The Company did not make additional contributions during 2014 or 2013.  Expenses for matching contributions for the years ended December 31, 2014 and 2013 were $15,634 and $26,648, respectively.

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years.  The fair values of option awards granted in 2014 and 2013 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2014	2013
Risk free interest rate	1.52% - 1.78%	0.70% - 2.65%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	40.7 – 47.3%	51.5 – 62.8%

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

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 113,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2014 and 2013.

The status of the options issued under the foregoing option plans as of December 31, 2014, and changes during the years ended December 31, 2014 and 2013, were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2012	1,032,500	$0.29
Options granted	409,000	0.15
Options expired or forfeited	254,500	0.21
Balance at December 31, 2013	1,187,000	0.26
Options granted	80,000	0.16
Options exercised, expired or forfeited	3,000	0.11
Balance at December 31, 2014	1,264,000	$0.26

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

9.           Stock Options and Warrants (continued)

The following table summarizes information about options at December 31, 2014:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,264,000	$0.26	5.54	$26,488	1,054,500	$0.28	4.83	$18,902

Nonvested stock awards as of December 31, 2014 and changes during the year ended December 31, 2014, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2013	431,250	$0.08
Granted	80,000	0.06
Vested	301,750	0.08
Balance at December 31, 2014	209,500	0.07

As of December 31, 2014 and 2013, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $7,672 and $16,723, respectively, which is expected to be recognized over a weighted average period of 7 months and 7 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net Loss		Shares	Per Share Amount
Basic net loss per common share for the year ended December 31, 2014:
Income available to common stockholders	$	(29,787)	11,201,760	$	(0.00)
Effect of dilutive stock options			-		-
Diluted net loss per common share for the year ended December 31, 2014:	$	(29,787)	11,201,760		$(0.00)

Basic net loss per common share for the year ended December 31, 2013:
Income available to common stockholders	$	(60,239)	11,201,760	$	(0.01)
Effect of dilutive stock options			-		-
Diluted net loss per common share for the year ended December 31, 2013:	$	(60,239)	11,201,760		$(0.01)

11.           Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2014 and 2013:

	2014	2013
Deferred costs of software sales	$733,636	$493,242
Prepaid rent	8,373	8,129
Prepaid insurance	1,528	16,527
Other	16,445	17,094

Total	$759,982	$534,992

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

n/a

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 9B. Other Information

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2015 Annual Meeting of Stockholders.)

Item 11.  Executive Compensation.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2015 Annual Meeting of Stockholders.)

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2015 Annual Meeting of Stockholders.)

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2015 Annual Meeting of Stockholders.)

Item 14.  Principal Accounting Fees and Services.

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2015 Annual Meeting of Stockholders.)

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

(as presented in Item 8 of this Annual Report)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

March 20, 2015	By:	/s/ Sandor Rosenberg
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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief	March 20, 2015
Sandor Rosenberg	Executive Officer and President

/s/ Charles A. May, Jr.	Director	March 20, 2015
Charles A. May, Jr.

/s/ William Pickle	Director	March 20, 2015
William Pickle

/s/ Bonnie K. Wachtel	Director	March 20, 2015
Bonnie K. Wachtel

/s/ James D. Wester	Director	March 20, 2015
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer,	March 20, 2015
Richard S. DeRose	Secretary and Treasurer

/s/ Matthew T. Sands	Controller	March 20, 2015
Matthew T. Sands

Exhibit Index

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).

4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998

10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997

10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996

10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004

10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005

10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006

10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006

10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009

10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013

10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013

10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2013, and filed on March 31, 2014

23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K

31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K

31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K