Form 10-Q
period 2015-03-31
INFORMATION ANALYSIS INC
filed 2015-05-15
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 8, 2015, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,122,914	$2,450,006
Accounts receivable, net	1,110,325	970,621
Prepaid expenses and other current assets	486,810	759,982
Notes receivable, current	4,092	3,896
Total current assets	3,724,141	4,184,505

Property and equipment, net	48,254	53,675
Notes receivable, long-term	4,250	5,102
Other assets	6,281	6,281
Total assets	$3,782,926	$4,249,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,531	$32,327
Commissions payable	1,004,079	1,017,047
Deferred revenue	451,109	737,994
Accrued payroll and related liabilities	228,345	255,703
Other accrued liabilities	28,427	116,097
Total liabilities	1,774,491	2,159,168

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of March 31, 2015 and December 31, 2014	128,443	128,443
Additional paid-in capital	14,616,758	14,613,887
Accumulated deficit	(11,806,555)	(11,721,724)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,008,435	2,090,395
Total liabilities and stockholders' equity	$3,782,926	$4,249,563

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenues:
Professional fees	$1,115,096	$875,260
Software sales	361,027	304,550
Total revenues	1,476,123	1,179,810

Cost of revenues:
Cost of professional fees	643,284	497,827
Cost of software sales	348,584	227,705
Total cost of revenues	991,868	725,532

Gross profit	484,255	454,278

Selling, general and administrative expenses	432,094	445,819
Commission expense	139,471	108,677

Loss from operations	(87,310)	(100,218)

Other income	2,479	2,699

Loss before provision for income taxes	(84,831)	(97,519)

Provision for income taxes	--	--

Net loss	$(84,831)	$(97,519)

Comprehensive loss	$(84,831)	$(97,519)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(84,831)	$(97,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,805	7,585
Stock option compensation	2,871	5,254
Changes in operating assets and liabilities:
Accounts receivable	(139,704)	644,025
Prepaid expenses and other current assets	273,172	42,469
Accounts payable, accrued payroll and related liabilities, and other accrued liabilities	(84,824)	(572,553)
Commissions payable	(12,968)	(49,525)
Deferred revenue	(286,885)	(58,639)

Net cash used in operating activities	(325,364)	(78,903)

Cash flows from investing activities:
Acquisition of furniture and equipment	(2,384)	(13,214)
Payments received on notes receivable	656	1,442

Net cash used in investing activities	(1,728)	(11,772)

Net decrease in cash and cash equivalents	(327,092)	(90,675)

Cash and cash equivalents, beginning of the period	2,450,006	2,359,527

Cash and cash equivalents, end of the period	$2,122,914	$2,268,852

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.           Basis of Presentation

Organization and Business

Information Analysis Incorporated (“IAI”, or the “Company”) was incorporated under the corporate laws of the Commonwealth of Virginia in 1979 to develop and market computer applications software systems, programming services, and related software products and automation systems.  The Company provides services to customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 20, 2015 (the “Annual Report”).  The accompanying December 31, 2014 financial information was derived from our audited financial statements included in the Annual Report.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2015 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31. 2014 that was filed with the SEC on March 20, 2015.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Income Taxes

As of March 31, 2015, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2015.

Note 2 - Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), or other standard setting bodies that the Company adopts as of the specified effective date.

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 ("Topic 606"), "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its financial statements and footnote disclosures.

3. Stock-Based Compensation

At March 31, 2015, the Company had the stock-based compensation plans described below.  Total compensation expense related to these plans was $2,871 and $5,254 for the quarters ended March 31, 2015 and 2014, respectively, of which $0 and $564, respectively, related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

There were 20,000 option awards granted to employees and members of the Board of Directors in the three months ended March 31, 2015 and there were no option awards granted to employees and no option awards granted to non-employees in the three months ended March 31, 2014.  The fair values of option awards granted in the three months ended March 31, 2015 were estimated using the Black-Scholes option pricing model using the following assumptions:

2015
Risk free interest rate	1.61 – 1.97%
Dividend yield	0%
Expected term	5-10 years
Expected volatility	41.2 – 54.2%

The status of the options issued as of March 31, 2015 and changes during the three months ended March 31, 2015 and 2014 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options exercised	--	--
Options expired or forfeited	(1,000)	0.24
Balance at March 31, 2015	1,283,000	$0.26

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted	--	--
Options exercised	--	--
Options expired or forfeited	--	--
Balance at March 31, 2014	1,187,000	$0.26

The following table summarizes information about options at March 31, 2015:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,283,000	$0.26	5.36	$42,258	1,059,500	$0.28	4.56	$30,602

3.           Stock-Based Compensation (continued)

Nonvested stock awards as of March 31, 2015 and changes during the three months ended March 31, 2015 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2014	209,500	$0.07
Granted	20,000	0.11
Vested	(5,000)	0.08
Expired before vesting	(1,000)	0.10
Balance at March 31, 2015	223,500	$0.08

As of March 31, 2015 and 2014, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $6,801 and $11,469, respectively, which are expected to be recognized over weighted average periods of 6 months and 7 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net Income	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2015:
Loss available to common stockholders	$(84,831)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2015	$(84,831)	11,201,760	$(0.01)

Basic net loss per common share for the three months ended March 31, 2014:
Loss available to common stockholders	$(97,519)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2014	$(97,519)	11,201,760	$(0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Form 10-K for the fiscal year ended December 31, 2014 and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.  These risks include, among others, the following:

●	changes in the funding priorities of the U.S. federal government;
●	changes in the way the U.S. federal government contracts with businesses;
●	terms specific to U.S. federal government contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	non-performance by our subcontractors and suppliers;
●	our dependence on third-party software and software maintenance suppliers;
●	our failure to adequately integrate businesses we may acquire;
●	fluctuations in our results of operations and the resulting impact on our stock price;
●	the limited public market for our common stock;
●	changes in the economic health of our non U.S. federal government customers; and
●	our forward-looking statements and projections may prove to be inaccurate.

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

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems, developing electronic forms, and performing consulting services to government and commercial organizations.  We have performed software conversion projects for over 100 commercial and government customers, including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Education, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation.  Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government.

In the three months ended March 31, 2015, five of our customers - three of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represented material portions of our revenue.  These customers collectively accounted for 76.8% of our revenue..  The three U.S. government agency customers accounted for 23.5%, 14.9% and 13.9%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 13.9% of revenue, and the commercial customer accounted for 10.7% of revenue in the first three months of 2015.

In the three months ended March 31, 2014, four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 55.1% of our revenue..  The two U.S. government agency customers accounted for 17.7% and 11.0%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 12.2% of revenue, and the commercial customer accounted for 14.2% of revenue in the first three months of 2014.

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Revenue

Our revenues in the first quarter of 2015 were $1,476,123 compared to $1,179,810 in 2014, an increase of 25.1%.  Professional fees revenue was $1,115,096 versus $875,260, an increase of 27.4%, and software product and maintenance revenue was $361,027 versus $304,550, an increase of 18.5%.  The increase in our professional fees revenue is due to some U.S. federal government prime contracts and subcontracts that did not exist in the first quarter of 2014.  Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit

Gross profit was $484,255, or 32.8% of net revenue in the first quarter of 2015 versus $454,278, or 38.5% of revenue in the first quarter of 2014.  For the quarter ended March 31, 2015, $471,812 of the gross profit was attributable to professional fees at a gross profit percentage of 42.3%, and $12,443 of the gross profit was attributable to software sales at a gross profit percentage of 3.4%.  In the same quarter in 2014, we reported gross profit of $377,433, or 43.1% of sales for professional fees and $76,845, or 25.2% of sales for software sales.  Gross profit on professional fees increased with the increases in professional fees revenue,  and as a percentage of sales on professional fees was consistent with the corresponding prior three month period.  Gross profit on software sales decreased in terms of dollars and as a percentage of revenue due to a larger portion of the 2014 revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us.  If we exclude these referral fees, the 2015 and 2014 gross profits would be $9,279 and $5,752, respectively, and gross profit percentages would be 2.6% and 2.5%, respectively.  Software product sales and sales referral fees and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $432,094, or 29.3% of revenues, in the first quarter of 2015 versus $445,819, or 37.8% of revenues, in the first quarter of 2014.  These expenses decreased $13,725, or 3.1%, due largely to decreases in the use of non-billable temporary personnel, decreases in the fringe benefit costs associated with non-billable employees, and decreases in recruiting fees.

Commission expense was $139,471, or 9.4% of revenues, in the first quarter of 2015 versus $108,677, or 9.2% of revenues, in the first quarter of 2014.  This increase of $30,794, or 28.3%, is due to the increases in revenue and gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net Loss

Net loss for the three months ended March 31, 2015, was $84,831, or 5.7% of revenue, versus net loss of $97,519, or 8.3% of net revenue, for the same period in 2014.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2015, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first three months of 2015 was $327,092.  This net cash used, when subtracted from a beginning balance of $2,450,006 yielded cash and cash equivalents of $2,122,914 as of March 31, 2015.  Our accounts receivable balances increased $139,704 primarily as a result of the increase in our revenue.  Prepaid expenses and other current assets decreased $273,172 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Accounts payable, accrued payroll liabilities, and other accrued liabilities decreased $84,824, due to accrued liabilities being relieved through accounts payable and to the application of a security deposit held to an outstanding balance, deferred revenue decreased $286,885 due to the recognition of revenue over time from maintenance contracts on software sales, and commissions payable decreased $12,968.  We had no non-current liabilities as of March 31, 2015.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on May 31, 2016.  As of March 31, 2015, no amounts were outstanding under this line of credit.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.13	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated April 21, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 15, 2015	By:	/s/ Sandor Rosenberg
Sandor Rosenberg,
Chairman of the Board, Chief Executive Officer, and President

Date: May 15, 2015	By:	/s/ Richard S. DeRose
Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer