Form 10-Q
period 2015-06-30
INFORMATION ANALYSIS INC
filed 2015-08-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,399,099	$2,450,006
Accounts receivable, net	796,979	970,621
Prepaid expenses and other current assets	340,367	759,982
Notes receivable, current	-	3,896
Total current assets	3,536,445	4,184,505

Property and equipment, net	47,449	53,675
Notes receivable, long-term	-	5,102
Other assets	6,281	6,281
Total assets	$3,590,175	$4,249,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,208	$32,327
Commissions payable	951,224	1,017,047
Deferred revenue	315,459	737,994
Accrued payroll and related liabilities	240,617	255,703
Other accrued liabilities	42,038	116,097
Total liabilities	1,674,546	2,159,168

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of June 30, 2015 and December 31, 2014	128,443	128,443
Additional paid-in capital	14,619,601	14,613,887
Accumulated deficit	(11,902,204)	(11,721,724)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,915,629	2,090,395
Total liabilities and stockholders' equity	$3,590,175	$4,249,563

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	June 30,
	2015	2014
Revenues:
Professional fees	$997,435	$789,054
Software sales	312,438	235,253
Total revenues	1,309,873	1,024,307

Cost of revenues:
Cost of professional fees	592,259	479,751
Cost of software sales	281,411	227,387
Total cost of revenues	873,670	707,138

Gross profit	436,203	317,169

Selling, general and administrative expenses	434,274	425,989
Commissions expense	100,193	55,076

Loss from operations	(98,264)	(163,896)

Other income	2,615	2,597

Loss before provision for income taxes	(95,649)	(161,299)

Provision for income taxes	-	-

Net loss	$(95,649)	$(161,299)

Comprehensive loss	$(95,649)	$(161,299)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Revenues:
Professional fees	$2,112,531	$1,664,314
Software sales	673,465	539,803
Total revenues	2,785,996	2,204,117

Cost of revenues:
Cost of professional fees	1,235,543	977,579
Cost of software sales	629,995	455,092
Total cost of revenues	1,865,538	1,432,671

Gross profit	920,458	771,446

Selling, general and administrative expenses	866,368	871,808
Commissions expense	239,664	163,752

Loss from operations	(185,574)	(264,114)

Other income	5,094	5,296

Loss before provision for income taxes	(180,480)	(258,818)

Provision for income taxes	-	-

Net loss	$(180,480)	$(258,818)

Comprehensive loss	$(180,480)	$(258,818)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(180,480)	$(258,818)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,360	15,482
Stock option compensation	5,714	8,805
Bad debt expense	107	-
Forgiveness of note receivable	7,863	-
Changes in operating assets and liabilities:
Accounts receivable	173,535	551,413
Prepaid expenses and other current assets	419,615	98,121
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	3,736	(572,855)
Commissions payable	(65,823)	(150,039)
Deferred revenue	(422,535)	(110,356)

Net cash used in operating activities	(42,908)	(418,247)

Cash flows from investing activities:
Acquisition of furniture and equipment	(9,134)	(17,705)
Payments received on notes receivable	1,135	2,758

Net cash used in investing activities	(7,999)	(14,947)

Net decrease in cash and cash equivalents	(50,907)	(433,194)

Cash and cash equivalents, beginning of the period	2,450,006	2,359,527

Cash and cash equivalents, end of the period	$2,399,099	$1,926,333

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

There have been no changes in the Company’s significant accounting policies as of June 30, 2015 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31. 2014 that was filed with the SEC on March 20, 2015.

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

Income Taxes

As of June 30, 2015, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2015.

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

3.           Stock-Based Compensation

At June 30, 2015, the Company had two stock-based compensation plans described in Note 9 of the Annual Report.  Total compensation expense related to these plans was $2,843 and $3,551 for the quarters ended June 30, 2015 and 2014, respectively, of which $0 and $0, respectively, related to options awarded to non-employees.  Total compensation expense related to these plans was $5,714 and $8,805 for the six months ended June 30, 2015 and 2014, respectively.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.  The fair values of option awards granted in the three months and six months ended June 30, 2015 and 2014, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Risk free interest rate	1.61 – 1.97%	1.77%	1.61 – 1.97%	1.77%
Dividend yield	0%	0%	0%	0%
Expected term	5-10 years	5 years	5-10 years	5 years
Expected volatility	41.2 – 54.2%	47.3%	41.2 – 54.2%	47.3%

The status of the options issued as of June 30, 2015 and changes during the six months ended June 30, 2015 and 2014 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options exercised	--	--
Options expired or forfeited	(1,000)	0.24
Balance at March 31, 2015	1,283,000	$0.26
Options granted	--	--
Options exercised	--	--
Options expired or forfeited	(5,000)	0.52
Balance at June 30, 2015	1,278,000	$0.25

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted	--	--
Options exercised	--	--
Options expired or forfeited	--	--
Balance at March 31, 2014	1,187,000	$0.26
Options granted	1,000	0.24
Options exercised	--	--
Options expired or forfeited	(3,000)	0.11
Balance at June 30, 2014	1,185,000	$0.26

3.           Stock-Based Compensation (continued)

The following table summarizes information about options at June 30, 2015:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,278,000	$0.25	5.13	$19,128	1,064,500	$0.27	4.40	$13,777

Nonvested stock awards as of June 30, 2015 and changes during the six months ended June 30, 2015 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2014	209,500	$0.07
Granted	20,000	0.11
Vested	(5,000)	0.08
Expired before vesting	(1,000)	0.10
Balance at March 31, 2015	223,500	$0.08
Granted	--	--
Vested	(10,000)	0.09
Expired before vesting	--	--
Balance at June 30, 2015	213,500	$0.07

As of June 30, 2015 and 2014, unrecognized compensation cost associated with non-vested share-based compensation totaled $3,958 and $8,018, respectively, which are expected to be recognized over weighted average periods of 5 months and 6 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the three months ended June 30, 2015:
Loss available to common stockholders	$(95,649)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended June 30, 2015	$(95,649)	11,201,760	$(0.01)

Basic net loss per common share for the three months ended June 30, 2014:
Loss available to common stockholders	$(161,299)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended June 30, 2014	$(161,299)	11,201,760	$(0.01)

4.           Loss Per Share (continued)

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the six months ended June 30, 2015:
Loss available to common stockholders	$(180,480)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2015	$(180,480)	11,201,760	$(0.02)

Basic net loss per common share for the six months ended June 30, 2014:
Loss available to common stockholders	$(258,818)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2014	$(258,818)	11,201,760	$(0.02)

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

In the three months ended June 30, 2015, four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represented material portions of our revenue.  These customers collectively accounted for 67.6% of our revenue..  The two U.S. government agency customers accounted for 27.7% and 13.3%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 13.6% of revenue, and the commercial customer accounted for 13.0% of revenue in the second quarter of 2015.  In the six months ended June 30, 2015, these two U.S. government agency customers accounted for 25.5% and 13.6%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 13.8% of revenue, and the commercial customer accounted for 11.8% of revenue in the first six months of 2015.

In the three months ended June 30, 2014, four of our customers - two of which are U.S. government agencies with which we contract directly, one of which is a company under which we subcontract for services to U.S. government agencies, and one of which is a commercial customer - represent material portions of our revenue.  These customers collectively accounted for 69.5% of our revenue..  The two U.S. government agency customers accounted for 24.2% and 18.5%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 12.1% of revenue, and the commercial customer accounted for 14.7% of revenue in the second quarter of 2014.  In the six months ended June, 30, 2014, these two U.S. government agency customers accounted for 20.7% and 16.5%, respectively, of revenue, the company under which we subcontract for services to U.S. government agencies accounted for 10.3% of revenue, and the commercial customer accounted for 14.4% of revenue.

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Revenue

Our revenues in the second quarter of 2015 were $1,309,873 compared to $1,024,307 in 2014, an increase of 27.9%.  Professional fees revenue was $997,435 versus $789,054, an increase of 26.4%, and software product and maintenance revenue was $312,438 versus $235,253, an increase of 32.8%.  The increase in our professional fees revenue is due to some U.S. federal government prime contracts and subcontracts that did not exist in the second quarter of 2014.  The increase in our software product and maintenance revenue is due to software and maintenance sales related to the professional fees contracts that did not exist in the second quarter of 2014, as well as referral fees for facilitating third-party software and maintenance sales, for which none were recognized in the second quarter of 2014.  Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit

Gross profit was $436,203, or 33.3% of revenue in the second quarter of 2015 versus $317,169, or 31.0% of revenue in the second quarter of 2014.  For the quarter ended June 30, 2015, $405,176 of the gross profit was attributable to professional fees at a gross profit percentage of 40.6%, and $31,027 of the gross profit was attributable to software sales at a gross profit percentage of 9.9%.  In the same quarter in 2014, we reported gross profit of $309,303, or 39.2% of sales for professional fees and $7,866, or 3.3% of sales for software sales.  Gross profit on professional fees increased with the increases in professional fees revenue, and the percentage of sales on professional fees was consistent with the corresponding prior year period.  Gross profit on software sales increased in terms of dollars due to software and maintenance sales related to the professional fees contracts that did not exist in the second quarter of 2014, and as a percentage of revenue due to a larger portion of the 2015 revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us.  If we exclude these referral fees, the 2015 and 2014 gross profit percentages would be 3.0% and 2.9%, respectively.  Software product sales and sales referral fees and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $434,274, or 33.2% of revenues, in the second quarter of 2015 versus $425,989, or 41.6% of revenues, in the second quarter of 2014.  These expenses increased $8,285, or 1.9%, due to additional sales staff.

Commissions expense was $100,193, or 7.6% of revenues, in the second quarter of 2015 versus $55,076, or 5.4% of revenues, in the second quarter of 2014.  This increase of $45,117, or 81.9%, is due to the increases in revenue and gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net Loss

Net loss for the three months ended June 30, 2015, was $95,649, or 7.3% of revenue, versus net loss of $161,299, or 15.7% of revenue, for the same period in 2014.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Revenue

Our revenues in the six months ended June 30, 2015 were $2,785,996 compared to $2,204,117 in the first six months of 2014, an increase of $581,879, or 26.4%.  Professional services revenue was $2,112,531 versus $1,664,314, an increase of 26.9%, and software product and maintenance revenue was $673,465 versus $539,803, an increase of 24.8%.  The increase in our professional fees revenue is due to some U.S. federal government prime contracts and subcontracts that did not exist in the second quarter of 2014.  The increase in our software product and maintenance revenue is due primarily to software and maintenance sales related to the professional fees contracts that did not exist in the second quarter of 2014, which more than offset expirations of older maintenance contracts.  Software product and maintenance sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and the mediums through which contracts are won.

Gross Profit

Gross profit was $920,458, or 33.0% of revenue in the first six months of 2015 versus $771,446, or 35.0% of revenue, in the first six months of 2014.  For the six months ended June 30, 2015, $876,988 of the gross profit was attributable to professional services at a gross profit percentage of 41.5%, and $43,470 of the gross profit was attributable to software sales at a gross profit percentage of 6.5%.  In the same period in 2014, we reported gross profits of $686,735, or 41.3% of sales for professional services and $84,711, or 15.7% of revenue for software sales.  Gross profit on professional fees increased with the increases in professional fees revenue, and the percentage of revenue on professional fees was consistent with the corresponding prior year period.  Gross profit and gross profit as a percentage of revenue on software sales decreased due to a decrease of $46,844 in referral fees for facilitating third-party software and maintenance sales, for which there are little to no direct costs incurred by us.  Software product sales and associated profits are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $866,368, or 31.1% of revenues, in the first six months of 2015 versus $871,808, or 39.6% of revenues, in the first six months of 2014.  These expenses decreased $5,440, or 0.6%, due largely to decreases in the costs of fringe benefits associated with non-billable labor, the use of temporary non-billable personnel, the costs of bids and proposals, recruiting fees, offset by  increases in non-billable labor costs, including the additional sales personnel.

Commissions expense was $239,664, or 8.6% of revenues, in the second quarter of 2015 versus $163,752, or 7.4% of revenues, in the second quarter of 2014.  This increase of $75,912, or 46.4%, is due to the increases in revenue, gross profits, and operating income on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss

Net loss for the six months ended June 30, 2015, was $180,480, or 6.5% of revenue, versus $258,818, or 11.7% of revenue, for the same period in 2014.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2015, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first six months of 2015 was $50,907.  This net cash used, when subtracted from a beginning balance of $2,450,006 yielded cash and cash equivalents of $2,399,099 as of June 30, 2015.  Our accounts receivable balances decreased $173,642 due largely to the receipt of funds due on invoices that had been delayed in payment due to a customer’s debt reorganization proceedings.  Prepaid expenses and other current assets decreased $419,615 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Deferred revenue decreased $422,535 due to the recognition of revenue over time from maintenance contracts on software sales, and commissions payable decreased $65,823.  We had no non-current liabilities as of June 30, 2015.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on May 31, 2016.  As of June 30, 2015, no amounts were outstanding under this line of credit.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated
(Registrant)

Date: August 14, 2015	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: August 14, 2015	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer