Form 10-Q
period 2015-09-30
INFORMATION ANALYSIS INC
filed 2015-11-13
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,375,326	$2,450,006
Accounts receivable, net	989,194	970,621
Prepaid expenses and other current assets	305,245	759,982
Notes receivable, current	-	3,896
Total current assets	3,669,765	4,184,505

Property and equipment, net	41,927	53,675
Notes receivable, long-term	-	5,102
Other assets	6,281	6,281
Total assets	$3,717,973	$4,249,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$264,552	$32,327
Commissions payable	906,566	1,017,047
Deferred revenue	280,861	737,994
Accrued payroll and related liabilities	251,995	255,703
Other accrued liabilities	194,000	116,097
Total liabilities	1,897,974	2,159,168

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of September 30, 2015 and December 31, 2014	128,443	128,443
Additional paid-in capital	14,621,713	14,613,887
Accumulated deficit	(11,999,946)	(11,721,724)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,819,999	2,090,395
Total liabilities and stockholders' equity	$3,717,973	$4,249,563

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months ended
	September 30,
	2015	2014
Revenues:
Professional fees	$1,217,234	$944,131
Software sales	241,655	413,016
Total revenues	1,458,889	1,357,147

Cost of revenues:
Cost of professional fees	788,066	520,857
Cost of software sales	226,566	232,138
Total cost of revenues	1,014,632	752,995

Gross profit	444,257	604,152

Selling, general and administrative expenses	434,954	407,048
Commissions expense	109,630	171,551

(Loss) income from operations	(100,327)	25,553

Other income	2,585	2,435

(Loss) income before provision for income taxes	(97,742)	27,988

Provision for income taxes	-	-

Net (loss) income	$(97,742)	$27,988

Comprehensive (loss) income	$(97,742)	$27,988

Net (loss) income per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,347,107

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
Revenues:
Professional fees	$3,329,766	$2,608,445
Software sales	915,119	952,819
Total revenues	4,244,885	3,561,264

Cost of revenues:
Cost of professional fees	2,023,609	1,498,436
Cost of software sales	856,561	687,230
Total cost of revenues	2,880,170	2,185,666

Gross profit	1,364,715	1,375,598

Selling, general and administrative expenses	1,301,322	1,278,856
Commissions expense	349,295	335,303

Loss from operations	(285,902)	(238,561)

Other income	7,680	7,731

Loss before provision for income taxes	(278,222)	(230,830)

Provision for income taxes	-	-

Net loss	$(278,222)	$(230,830)

Comprehensive loss	$(278,222)	$(230,830)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(278,222)	$(230,830)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	22,475	23,662
Stock-based compensation	7,826	12,067
Bad debt expense	107	1,458
Forgiveness of note receivable	7,863	-
Changes in operating assets and liabilities:
Accounts receivable	(18,680)	573,885
Prepaid expenses and other current assets	454,737	249,824
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	306,420	(530,377)
Commissions payable	(110,481)	(132,893)
Deferred revenue	(457,133)	(243,960)

Net cash used in operating activities	(65,088)	(277,164)

Cash flows from investing activities:
Acquisition of furniture and equipment	(10,727)	(20,903)
Payments received on notes receivable	1,135	5,296

Net cash used in investing activities	(9,592)	(15,607)

Net decrease in cash and cash equivalents	(74,680)	(292,771)

Cash and cash equivalents, beginning of the period	2,450,006	2,359,527

Cash and cash equivalents, end of the period	$2,375,326	$2,066,756

Supplemental cash flow information
Interest paid	$--	$--
Income taxes paid	$--	$--

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2015 (the “Annual Report”).  The accompanying December 31, 2014 financial information was derived from our audited financial statements included in the Annual Report.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of September 30, 2015 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31. 2014 that was filed with the SEC on March 20, 2015.

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

Income Taxes

As of September 30, 2015, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2015.

2. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), or other standard setting bodies that the Company adopts as of the specified effective date.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers (“ASU 2014-09”). This new revenue standard will replace most existing revenue recognition guidance in GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year to periods beginning after December 15, 2017, and interim periods within those periods. The Company continues to assess the impact of the new revenue standard and expects to adopt the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.

3. Stock-Based Compensation

At September 30, 2015, the Company had two stock-based compensation plans described in Note 9 of the Annual Report.  Total compensation expense related to these plans was $2,112 and $3,262 for the quarters ended September 30, 2015 and 2014, respectively, none of which related to options awarded to non-employees.  Total compensation expense related to these plans was $7,826 and $12,067 for the nine months ended September 30, 2015 and 2014, respectively.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.  The fair values of option awards granted in the three months and nine months ended September 30, 2015 and 2014, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Risk free interest rate	n/a	1.78%	1.61 - 1.97%	1.77-1.78%
Dividend yield	n/a	0%	0%	0%
Expected term	n/a	5 years	5-10 years	5 years
Expected volatility	n/a	43.3%	41.2 - 54.2%	43.3 - 47.3%

The status of the options issued as of September 30, 2015 and changes during the nine months ended September 30, 2015 and 2014 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options exercised	--	--
Options expired or forfeited	(1,000)	0.24
Balance at March 31, 2015	1,283,000	$0.26
Options granted	--	--
Options exercised	--	--
Options expired or forfeited	(5,000)	0.52
Balance at June 30, 2015	1,278,000	$0.25
Options granted	--	--
Options exercised	--	--
Options expired or forfeited	(10,000)	0.38
Balance at September 30, 2015	1,268,000	$0.25

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted	--	--
Options exercised	--	--
Options expired or forfeited	--	--
Balance at March 31, 2014	1,187,000	$0.26
Options granted	1,000	0.24
Options exercised	--	--
Options expired or forfeited	(3,000)	0.11
Balance at June 30, 2014	1,185,000	$0.26
Options granted	20,000	0.17
Options exercised	--	--
Options expired or forfeited	--	--
Balance at September 30, 2014	1,205,000	$0.26

3. Stock-Based Compensation (continued)

The following table summarizes information about options at September 30, 2015:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,268,000	$0.25	4.92	$11,968	1,090,500	$0.27	4.33	$8,776

Nonvested stock awards as of September 30, 2015 and changes during the nine months ended September 30, 2015 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2014	209,500	$0.07
Granted	20,000	0.11
Vested	(5,000)	0.08
Expired before vesting	(1,000)	0.10
Balance at March 31, 2015	223,500	$0.08
Granted	--	--
Vested	(10,000)	0.09
Expired before vesting	--	--
Balance at June 30, 2015	213,500	$0.07
Granted	--	--
Vested	(36,000)	0.09
Expired before vesting	--	--
Balance at September 30, 2015	177,500	$0.07

As of September 30, 2015 and 2014, unrecognized compensation cost associated with non-vested share-based compensation totaled $1,846 and $6,156, respectively, which are expected to be recognized over weighted average periods of six months and seven months, respectively.

4. (Loss) Income Per Share

Basic (loss) income per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share:

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the three months ended September 30, 2015:
Loss available to common stockholders	$(97,742)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended September 30, 2015	$(97,742)	11,201,760	$(0.01)

Basic net income per common share for the three months ended September 30, 2014:
Income available to common stockholders	$27,988	11,201,760	$0.00
Effect of dilutive stock options	-	145,347	-
Diluted net income per common share for the three months ended September 30, 2014	$27,988	11,347,107	$0.00

4. (Loss) Income Per Share (continued)

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the nine months ended September 30, 2015:
Loss available to common stockholders	$(278,222)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the nine months ended September 30, 2015	$(278,222)	11,201,760	$(0.02)

Basic net loss per common share for the nine months ended September 30, 2014:
Loss available to common stockholders	$(230,830)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the nine months ended September 30, 2014	$(230,830)	11,201,760	$(0.02)

5. Financial Instruments

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the FASB established a three-level hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of fair value measurements are:

●	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

●	Level 3—Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current assets and liabilities) approximate their carrying values because of their short-term nature.

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”) and in other filings with the Securities and Exchange Commission.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2014 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

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

In the three months ended September 30, 2015, our prime contracts with U.S. government agencies represented 66.6% of our revenue, an additional 21.2% of our revenue came from U.S. government agencies through subcontracts, 11.7% of our revenue came from commercial contracts, and 0.5% of our revenue came from state and local government contracts.  The terms of these contracts and subcontracts vary from single transactions to five years.  Within this group of prime contracts with U.S. government agencies, two individual contracts represented 24.8% and 20.7% of our revenue, respectively.  One company with which we subcontract for providing services and products to U.S. government agencies represented 12.6% of our revenue when all subcontracts under the company are aggregated.  One commercial customer represented 11.2% of our revenue.  In the same period in 2014, our prime contracts with U.S. government agencies represented 51.5% of our revenue, an additional 24.1% of our revenue came from U.S. government agencies through subcontracts, 24.3% of our revenue came from commercial contracts, and less than 0.1% of our revenue came from state and local government contracts.  The terms of these contracts and subcontracts varied from single transactions to five years.  Within this group of prime contracts with U.S. government agencies, one individual contract represented 17.7%of our revenue.  Two companies with which we subcontract for providing services and products to U.S. government agencies represented 11.8% and 11.1% of our revenue, respectively, when all subcontracts under each company are aggregated.  One commercial customer represented 11.5% of our revenue.

In the nine months ended September 30, 2015, our prime contracts with U.S. government agencies represented 61.6% of our revenue, an additional 25.8% of our revenue came from U.S. government agencies through subcontracts, 12.3% of our revenue came from commercial contracts, and 0.3% of our revenue came from state and local government contracts.  The terms of these contracts and subcontracts vary from single transactions to five years.  Within this group of prime contracts with U.S. government agencies, two individual contracts represented 21.3% and 17.5% of our revenue, respectively.  One company with which we subcontract for providing services and products to U.S. government agencies represented 13.4% of our revenue when all subcontracts under the company are aggregated.  One commercial customer represented 11.6% of our revenue.  In the same period in 2014, our prime contracts with U.S. government agencies represented 53.5% of our revenue, an additional 26.2% of our revenue came from U.S. government agencies through subcontracts, 20.2% of our revenue came from commercial contracts, and less than 0.1% of our revenue came from state and local government contracts.  The terms of these contracts and subcontracts varied from single transactions to five years.  Within this group of prime contracts with U.S. government agencies, one individual contract represented 19.1%of our revenue.  One company with which we subcontract for providing services and products to U.S. government agencies represented 10.9% of our revenue when all subcontracts under the company are aggregated.  One commercial customer represented 13.3% of our revenue.

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Revenue

Our revenues in the third quarter of 2015 were $1,458,889 compared to $1,357,147 in 2014, an increase of 7.5%.  Professional fees revenue was $1,217,234 versus $944,131, an increase of 28.9%, and software revenue was $241,655 versus $413,016, a decrease of 41.5%.  The increase in our professional fees revenue is due to some U.S. federal government prime contracts and subcontracts that either had just started or that did not exist in the third quarter of 2014.  The decrease in our software revenue is due to the expiration of some maintenance contracts and to a decrease in referral fees received for facilitating third-party software and maintenance sales.  Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit

Gross profit was $444,257, or 30.5% of revenue in the third quarter of 2015 versus $604,152, or 44.5% of revenue in the third quarter of 2014.  For the quarter ended September 30, 2015, $429,168 of the gross profit was attributable to professional fees at a gross profit percentage of 35.3%, and $15,089 of the gross profit was attributable to software sales at a gross profit percentage of 6.2%.  In the same quarter in 2014, we reported gross profit of $423,274, or 44.8% of sales for professional fees and $180,878, or 43.8% of sales for software sales.  Gross profit as a percentage of professional fees decreased due to the use of high-cost subcontractor labor on one of our contracts that did not exist in the same period in 2014.  Gross profit on software sales decreased in terms of dollars and as a percentage of revenue due to a larger portion of the 2014 revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us.  If we exclude these referral fees, the 2015 and 2014 gross profits would be $7,541 and $6,449, respectively and the gross profit percentages would be 3.2% and 2.7%, respectively.  Software product sales and sales referral fees and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $434,954, or 29.8% of revenues, in the third quarter of 2015 versus $407,048, or 30.0% of revenues, in the third quarter of 2014.  These expenses increased $27,906, or 6.9%, due to additional sales staff.

Commissions expense was $109,630, or 7.5% of revenues, in the third quarter of 2015 versus $171,551, or 12.6% of revenues, in the third quarter of 2014.  This decrease of $61,921, or 36.1%, is due to the decreases in gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net (Loss) Income

Net (loss) for the three months ended September 30, 2015, was $97,742, or 6.7% of revenue, versus net income of $27,988, or 2.1% of revenue, for the same period in 2014.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Revenue

Our revenues in the nine months ended September 30, 2015 were $4,244,885 compared to $3,561,264 in the first nine months of 2014, an increase of $683,621, or 19.2%.  Professional services revenue was $3,329,766 versus $2,608,445, an increase of 27.7%, and software revenue was $915,119 versus $952,819, a decrease of 4.0%.  The increase in our professional fees revenue is due to some U.S. federal government prime contracts and subcontracts that did not exist in the third quarter of 2014.  The decrease in our software revenue is due to the expiration of some maintenance contracts and to a decrease in referral fees received for facilitating third-party software and maintenance sales.  These larger decreases were offset somewhat by the addition of some new software product and maintenance contracts.  Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Gross Profit

Gross profit was $1,364,715, or 32.1% of revenue in the first nine months of 2015 versus $1,375,598, or 38.6% of revenue, in the first nine months of 2014.  For the nine months ended September 30, 2015, $1,306,157 of the gross profit was attributable to professional services at a gross profit percentage of 39.2%, and $58,558 of the gross profit was attributable to software sales at a gross profit percentage of 6.4%.  In the same period in 2014, we reported gross profits of $1,110,009, or 42.6% of sales for professional services and $265,589, or 27.9% of revenue for software sales.  Gross profit as a percentage of professional fees decreased due to the use of high-cost subcontractor labor on one of our contracts that did not exist in the same period in 2014.  Gross profit on software sales decreased in terms of dollars and as a percentage of revenue due to a larger portion of the 2014 revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us.  If we exclude these referral fees, the 2015 and 2014 gross profits would be $25,616 and $18,922, respectively, and the gross profit percentages would be 2.9% and 2.7%, respectively.  Software product sales and sales referral fees and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $1,301,322, or 30.7% of revenues, in the first nine months of 2015 versus $1,278,856, or 35.9% of revenues, in the first nine months of 2014.  These expenses increased $22,466, or 1.8%, due largely to increases in overhead labor costs due to periods of downtime for salaried personnel and to additional sales personnel, which were offset considerably by decreases in recruiting fees and the costs of bids and proposals.

Commissions expense was $349,295, or 8.2% of revenues, in the third quarter of 2015 versus $335,303, or 9.4% of revenues, in the third quarter of 2014.  This increase of $13,992, or 4.2%, is due to the increases in revenue and gross profits on commissionable contracts, which drive commission earned at varying rates for each salesperson.

Net Loss

Net loss for the nine months ended September 30, 2015, was $278,222, or 6.6% of revenue, versus $230,830, or 6.5% of revenue, for the same period in 2014.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2015, were sufficient to provide financing for our operations.  Our net cash used in the combination of our operating, investing, and financing activities in the first nine months of 2015 was $74,680.  This net cash used, when subtracted from a beginning balance of $2,450,006 yielded cash and cash equivalents of $2,375,326 as of September 30, 2015.  Prepaid expenses and other current assets decreased $454,737 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales.  Deferred revenue decreased $457,133 due to the recognition of revenue over time from maintenance contracts on software sales.  Accounts payable and accrued expenses increased $306,420 due to late third quarter product sales and increased use of subcontractor labor for one of our contracts, and commissions payable decreased $110,481.  We had no non-current liabilities as of September 30, 2015.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on May 31, 2016.  As of September 30, 2015, no amounts were outstanding under this line of credit.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated
(Registrant)

Date: November 13, 2015	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: November 13, 2015	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer