Form 10-K
period 2015-12-31
INFORMATION ANALYSIS INC
filed 2016-03-29
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 7,349,131 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2015, was approximately $1,322,844. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2016, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed here in our Form 10-K and in other filings with the Securities and Exchange Commission (“SEC”).  These risks include, among others, the following:

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

PART I

Item 1.  Business

Overview of Market

Founded in 1979, Information Analysis Incorporated (“We”, the “Company”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations.   Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to Small Business Administration,  Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, Department of Homeland Security, Treasury Department, Department of Agriculture, Department of Energy, Department of Education, U.S. Army, U.S. Air Force, and Department of Veterans Affairs. At present, we primarily apply our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions) for various agencies of the federal government, data analytics, cyber security applications and legacy software migration and modernization

Digital Solutions Marketplace

The web, digital content, and cloud solutions market continues to be one of the fastest growing segments of the information technology professional services business as small and large companies, and government agencies (state and federal) expand their presence via Cloud implementations and on the Internet.  The range of products and services involved in this sector is extensive and therefore, require some specialization for a small company such as IAI to make an impact.  Most small web companies are involved in building websites and typically have many short duration projects.  More complex web applications generally require knowledge of customers’ back-end systems based on mainframe or mid-level computers.  Few small companies have the expertise to develop these more sophisticated web applications.  We distinguish ourselves among smaller companies by having such expertise, typically associated with larger companies, both internally and through strategic business relationships with leading-edge software firms, such as Adobe Systems.

Given executive level directives to improve outreach to its stakeholders, federal and state government agencies are now empowered to find means of facilitating dissemination of information quickly and efficiently. Government requirements are unique in that most government processes are based on forms.  Many government agencies rely on thousands of internal and external forms to conduct their business.  Any company that wishes to develop governmental web applications must competently address the forms issue.  Adobe electronic forms related products resold and supported by IAI as a Solutions Partner are the predominant forms software in the federal government.

Over the last few years there has been a pronounced emphasis within the U.S. federal government to employ more form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android operating system.  Working with Adobe’s latest version of Adobe Experience Manager, we have been able to build applications for several federal clients employing mobile devices, as well as converting paper-based forms into “dynamic” or “adaptive” forms.

Cyber Security and Digital Analytics

Certain applications, including innovative solutions in the business intelligence and cybersecurity arenas, should become more prominent in the future as web-based solutions continue to evolve.  The need for commercial and public sector managers to access and combine data from disparate sources (internally and externally) for timely decision-making and fraud protection is becoming ever more acute in our fast paced digitally driven environment. The volume of data available to companies and agencies is growing at an exponential rate, as well as the need to protect that data and the systems that house them. This convergence of the need for instantaneous reliable access to real-time data via the web, combined with protecting such information from tampering and theft by unauthorized sources, should result in increased opportunities for IAI’s evolving capability skill set.

With the recent disclosures of damaging information hacks at prominent companies and federal agencies, many business intelligence advisory entities, such as Deltek, indicate that funds budgeted toward cyber security solutions will grow dramatically for the foreseeable future and beyond. To compete for these new opportunities, IAI has recently created a Cyber Security Practice with components that include, but are not limited to information assurance, computer network defense, program management, enterprise security architecture, digital content security, big-data fraud protection, and encryption protection of files and communications.

Legacy Migration and Modernization

The migration and modernization market is complex and diverse as to the multiple requirements clients possess to upgrade their older systems.  Many large legacy systems remain in use because of the enormous cost to re-engineer these systems. Currently, the options available to modernize these systems are many and include introduction of new hardware systems, employing advanced software languages, and utilization of the Internet or Intranet to achieve desired efficiencies.  All of these options are typically very expensive and time consuming because they require starting all over in defining requirements, designing structures, programming, and testing.

Opportunities for our modernization expertise may be expanding as government agencies and private companies are being driven for various reasons to address the upgrading of their legacy systems.  One reason is the difficulty of finding and retaining staff with outdated technical skills, many of which are possessed only by senior programmers nearing retirement.  Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and data base languages are generally poorly supported by their providers.  Additionally, maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire.  In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals.  We expect that this remaining decade should see an upsurge of movement and change as organizations revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive enterprise products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. IAI, in conjunction with strategic partners, such as Micro Focus and Software Mining, offers its own conversion tool set and those of its partners in addressing this need and positioning us to uniquely deliver successful results. It is difficult to determine the exact size of this segment, but even a minor share of this market would represent significant prospective customers with meaningful opportunities.

Description of Business and Strategy

With the advent of mobile and digital technology applications becoming widespread in everyday life, coupled with government agencies seeking better ways to improve outreach to its stakeholders, we intend to capitalize on our proven expertise in this arena and capture new business opportunities that are likely to arise in the foreseeable future. This includes the conversion of paper-based forms into digitally compatible “dynamic” and “adaptive” forms, as well as developing mobile and Internet based applications that replace cumbersome paper handling processes currently in use by diverse organizations.

We are using the experience we have acquired as an Adobe Solutions Partner and Reseller to help secure engagements for web-based applications requiring forms. The Adobe Experience Manager (AEM) products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms and web content management.  We have used this expertise to penetrate a number of federal government clients such as the Internal Revenue Service and Veterans Affairs and build sophisticated web applications at the Department of Homeland Security. One such application, a parking and transit subsidy tool, was cited for award recognition by the American Council for Technology – Industry Advisory Council (ACT-IAC) and Federal Computer Week’s Fed 100 Awards.   Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers.  Our company has built a core group of professionals that can continue to build this practice over the coming years.

Concentrating on the niche of electronic forms-related web applications (including securing digital content and documents) through our solutions partner relationship with Adobe AEM products, we have developed a cadre of professionals that can quickly and efficiently develop web applications.  We will focus on federal government clients during 2016 and beyond and leverage the company’s reputation with existing federal customers to penetrate other agencies.  We will be able to reference successful projects completed or in development for various components of the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, Department of Agriculture, Department of Education, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

As an example of our capability, IAI was contracted by the US Citizenship and Immigration Services agency (USCIS) to provide technical and design support to complete development of an enhanced Form I-9 (Employment Eligibility Verification) that incorporates drop-down menus, helper text and hover text that embed the instructions into the form, field logic, error messages and form validation into a fillable PDF format. IAI’s successful programming of the enhanced form per our client’s requirements led to the form’s recent release to the public by USCIS for review and comment.

In an effort to increase IAI’s profile and visibility in the expanding digital technology marketplace, IAI personnel have actively participated in industry programs such as the Adobe Digital Government Assembly, which bring together senior government officials, technology leaders and information technology leaders interested in advances in digital technology applications. IAI senior staff typically participates in related panel discussions and IAI exhibits its digital related competencies and innovative capabilities to the attendees.

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, over the last several years, we have aggressively pursued strategic business relationships with certain leading-edge technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, data analytics, cybersecurity, real-time data analytics, business intelligence, and mobile applications.

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

Along this line we have entered into a partnership with a company, Neo Technology, which has developed a state of the art software suite called Neo4j, which provides analysts with unprecedented capabilities to search multiple sources of data in performing data analytics.  It is an open source graphical database that is being used by a number of large corporations and analytical entities for multiple purposes including fraud detection and prevention. Graph databases offer new methods of uncovering fraud and scams with a high-level of accuracy, and are capable of stopping fraud scenarios in real-time before their impact can become excessively damaging.   We have invested in training our people and establishing a reseller agreement to solicit the federal marketplace as both a reseller of the software and provider of information technology services for building applications.

Global Industry Analysts said in an August 24, 2014 report that the mobile security market will reach $14.4 billion by 2017. The report, "Mobile Security: A Global Strategic Business Report," reviewed trends for all major commercial, healthcare and government geographic markets. In recognition of this emerging market, IAI entered into a Reseller agreement in 2015 with Protected Mobility, LLC, a Virginia based company founded in 2010 (also known as Global Integrity) to meet a critical need to provide a secure messaging capability for unprotected personal cellular devices deployed with US troops. Protected Mobility continues to develop unique secure solutions to ensure privacy of communications, documents and other key assets and, since 2010, has provided hundreds of thousands of devices/software applications to private enterprises and US government agencies. IAI is presently in discussion with several federal civilian agencies about adopting this mobile device technology.

In addition, in connection with Protected Mobility, IAI intends to offer unique product and information technology solutions to combat the types of mobility, computer and communications threats seriously affecting the well-being of military and government organizations, healthcare organizations, as well as private companies. To that end, we are also principally supporting the design, development and beta testing of a new product designed to encrypt and secure email communications and application files using Microsoft Office (Word/Excel/Power point) and Outlook software. We intend to begin marketing and selling the product upon successful completion of the beta test program.

In February 2016, we announced the hiring of Irene M. Carter as a Director of our newly formed Cyber Security Practice.  In her role as Director, Ms. Carter will be actively involved in development of this new business model centered on cyber security, computer network defense, information assurance, enterprise architecture security, program management, secure communications, and information protection. Ms. Carter has over 12 years of experience in providing in-depth security assessments of complex IT networks, analysis of architecture vulnerabilities, drafting remediation configuration plans, enhancement of security standards and procedures, as well as developing best practices for secure cloud and mobile device implementations. Ms. Carter holds a Master of Science in Information Systems Technology from George Washington University School of Business. In addition she holds an IT Certification from the GSA CIO University and is CISSP certified.

Since the mid-1990’s we have migrated customers, both private firms and government agencies, from older computer languages generally associated with legacy computer systems to more modern languages used with current-day computer system platforms.  As part of this modernization, many organizations wish to extend these legacy systems to interface with web-based applications.  Our strategy has been to develop and/or acquire tools through strategic relationships that will facilitate the modernization process and differentiate our offerings in the marketplace.

In 2004, we aligned with Micro Focus, an established company in the legacy COBOL environment, to jointly participate in the conversion of large legacy mainframe systems to PC and Unix server platforms.  Micro Focus has developed a suite of products that simplify the conversion process and enable the entry screens to be Internet accessible.   As an authorized reseller and installer of the Micro Focus tools, our plan is to derive revenue from software sales and installation services as well as acquire supplementary programming services that typically may occur with each engagement.

We have structured our company to address the wide range of requirements that we envision the market will demand.  We believe that the use of our proprietary ICONS legacy conversion tools suite and that of our strategic partners will give us a competitive edge in performing certain conversions and migrations faster and more economically than many other vendors.  The diverse capabilities of our staff in mainframe technology and client-server implementations help to assure that our staff can analyze the original systems properly to conduct accurate and thorough conversions both from a technical and business perspective. In addition, our modernization methodology has evolved over time through the successful completion of numerous conversion projects.

Our strategy to exploit the conversion and modernization market is also predicated on continuing to form alliances with large information technology consulting firms who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These alliances have resulted in significant opportunities in the past and are likely to be important in procuring future business.

Our management will generally continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition of other companies. In any event, IAI will be aggressive and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition. In addition, we are seeking federal government opportunities slated for small businesses in which IAI would take a prime role in multi-year Indefinite Delivery and Indefinite Quantity (IDIQ) contracts and coordinate teaming arrangement in support of the contract’s requirements. We expect to see the results of these efforts near term during 2016 and beyond.

Backlog

As of December 31, 2015, we estimated our backlog at approximately $11.4 million over the next three years, of which $4.0 million was funded.  This backlog consists of outstanding contracts and general commitments from current clients.  We regularly provide services to certain clients on an as-needed basis without regard to a specific contract.  General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Competition

In the ever expanding realm of enterprise-based web content management systems, there are a number of small and large companies offering such software products and related consulting services. We believe that the Adobe Experience Manager product suite will continue to dominate in the future against such competition, including offerings such as Microsoft’s SharePoint solution. AEM has performed well in the federal marketplace due to its full offering of powerful capabilities such as Cloud integration and intuitive customization. Adobe Experience Manager is a solution that optimizes the authoring, management and delivery of digital media and content across owned channels, including Web, mobile, email, print and social communities. In 2015, Gartner named Adobe as a leader for the third year in a row in its Magic Quadrant for Mobile Application Development Platforms report.

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

We also seek to protect the source code of our proprietary ICONS legacy code conversion tools suite as trade secrets.  The copyright protection accorded to databases, however, is fairly limited.  While the arrangement and selection of data can be protected, the actual data is not, and others are free to create software performing the same function.  We believe, however, that the creation of competing databases would be very time consuming and costly.

Employees

As of December 31, 2015, we employed 21 full-time and 3 part-time individuals.  In addition, we maintained subcontractor relationships with companies and individuals that add 8 individuals for professional information technology services.  Approximately 99% of our professional employees have at least four years of related experience.  For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Item 1A.  Risk Factors

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

A few of our largest customers are non U.S. federal government customers.  Should one or more of these customers experience economic hardships, it could have a material impact on our financial performance and cash flows.  As an example of this risk, one of our largest customers filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code in 2014.  Revenues associated with this customer for the years ended December 31, 2015 and 2014 were $641,081 and $633,844, respectively.  Had this customer been unable to reorganize, we could have lost a significant customer for future earnings and cash flows, as well as suffered the loss of the cash flow from past work.

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

Item 1B.  Unresolved Staff Comments

 The information required by this Item is not applicable to smaller reporting companies.

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

Item 4.  Mine Safety Disclosures

The information required to be reported by this Item is not applicable to us since we neither own a mine nor engage in the business of mining.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC.  The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock, as reported by Yahoo Finance:

	Fiscal Year Ended December 31, 2015				Fiscal Year Ended December 31, 2014
	Quarter Ended:				Quarter Ended:
	3/31/15	6/30/15	9/30/15	12/31/15	3/31/14	6/30/14	9/30/14	12/31/14
High	$0.21	$0.25	$0.18	$0.17	$0.29	$0.40	$0.29	$0.23
Low	$0.17	$0.18	$0.16	$0.13	$0.17	$0.17	$0.17	$0.15

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

Holders

As of December 31, 2015, we had 105 holders of record of our Common Stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders1,2	1,193,000	$0.24	775,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,193,000	$0.24	775,000

1 The Company has a stock incentive plan, which became effective May 18, 2006, and expires April 12, 2016 (the “2006 Plan”). The 2006 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.
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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2015 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2015.

Item 6. Selected Financial Data

The information required by this Item is not applicable to smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto.  Reference is made to “Cautionary Statement Regarding Forward-Looking Statements” on page 1 hereof, which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.

Overview

In 2015, we had net income of $78,000.  Our stockholders’ equity was $2,177,000 at December 31, 2015.  Our gross profit decreased by $15,000, while revenue increased $431,000.  The revenue increase is due mostly to increases in billable activity on a number of professional services contracts, despite a decrease in commissions on registered sales brought to our vendors by us but ordered directly from the vendor by the customer.  In 2015 the Company earned $212,000 from these commissions compared to $829,000 in 2014.  Revenue from fees for professional services increased $952,000.  Gross profit increased to 45.3% in 2015 from 41.3% in 2014 for professional services and decreased from 41.3% in 2014 to 16.8% in 2015 for software sales.  Our expenses related to selling, general and administrative infrastructure increased 3.6%, due mostly to increases in non-billable labor costs.

Cash and cash equivalents decreased $282,000 due to increases in outstanding accounts receivable balances and decreases in our deferred revenue and commissions payable balances.  We were able to operate throughout 2015 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2015	December 31, 2014
Professional fees	75.0%	64.1%
Software sales	25.0%	35.9%
Total revenues	100.0%	100.0%
Cost of professional fees	41.0%	37.6%
Cost of software sales	20.8%	21.1%
Total cost of revenues	61.8%	58.7%
Gross profit	38.2%	41.3%
Operating expenses
Selling, general and administrative	(28.1%)	(29.2%)
Commissions expense	(9.0%)	(12.8%)
Income (loss) from operations	1.1%	(0.7%)
Other income	0.2%	0.2%
Income (loss) before income taxes	1.3%	(0.5%)
Provision for income taxes	(0.0%)	(0.0%)
Net income (loss)	1.3%	(0.5%)

2015 Compared to 2014

Revenue.  Total revenue for 2015 increased $431,000, or 7.5%, to $6.21 million from $5.78 million in 2014.  Revenue from professional services fees increased $952,000 or 25.7%, to $4.66 million in 2015 from $3.71 million in 2014.  The increase in our revenue from professional services fees is largely due to an increase in revenue of $708,445 from one fixed price contract which started at the very end of 2014 and ended in 2015.  A substantial portion of the professional services revenue from this contract was recognized in the fourth quarter of 2015.  Revenue from software sales decreased $521,000, or 25.1%, to $1.56 million in 2015 from $2.08 million in 2014.  Included in software sales are commissions on registered sales brought to our vendors by us but ordered directly from the vendor by the customer.  In 2015 the amounts the Company earned from these commissions fell to $212,000 from $829,000 in 2014.  While many of the customers for which we received these commissions were the same in both years, commissions earned on initial enterprise software orders are generally larger than commissions earned on software maintenance renewals.  Other increases and decreases in software product and maintenance sales essentially offset.  Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand.  Revenue from software sales comprised 25.0% of total sales in 2015, compared to 35.9% of total sales in 2014.

Gross Profit.  Gross profit decreased $15,000, or 0.6% in 2015 versus 2014.  Gross profit increased in the fourth quarter of 2015 over the rest of 2015 due to the recognition of revenue from the fixed price contract that ended in 2015 as discussed in the “Revenue” paragraph above, for which most of the costs for this fixed price contract were incurred in prior quarters.  Gross profit as a percentage of revenue decreased to 38.2% of revenue in 2015 from 41.3% of revenue in 2014.  The decrease in gross profit as a percentage of revenue is due to the decrease in commissions earned on registered sales where customers we introduced to our vendors made their purchases directly from the vendors.  Our direct costs related to these commissions are minimal, so they contribute significantly to gross profit.  Gross profit from professional fees was 45.3% in 2015 on 75.0% of total revenues while gross profit from software sales was 16.8% on 25.0% of total sales.  In 2014, gross profit from professional fees was 41.3% on 64.1% of total revenues while gross profit from software sales was 41.3% on 35.9% of total sales.  Professional services gross profit was $2.11 million in 2015, compared to $1.53 million in 2014.  Software sales gross profit decreased to $261,000 in 2015 from $859,000 in 2014.

Selling, General and Administrative.  Selling, general and administrative expense for 2015 increased $61,000 to $1.75 million, or 28.1% of revenue, from $1.69 million, or 29.2% of revenue, in 2014.  The increase is due to increases in overhead labor cost, the addition of sales personnel, and increases in legal & accounting fees, offset in part by decreases in the costs related to bids and proposals, decreases in recruiting fees and technical training, and decreases in the costs of fringe benefits applied to indirect labor.

Commission Expense.  Commission expense in 2015 was $556,000, or 9.0% of revenue, versus $740,000, or 12.8% in 2014.  Commission expenses vary with income generated from contracts sold by our commission-based sales associates.

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

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations.  For 2015, net cash used in operating and investing activities was $282,078.  Our net cash used, when added to a beginning balance of $2,450,006, yielded cash and cash equivalents of $2,167,928 at December 31, 2015.  Our accounts receivable balances increased $327,515 due to a larger final invoice on one contract and commissions earned on registered sales brought to our vendors by us but ordered directly from the vendor by the customer.  Our accounts payable balances increased $32,272, our other accrued liabilities decreased $41,625 due largely to the application of a short-term security deposit against trade receivables, and our accrued payroll and related liabilities increased $5,499.  Our prepaid expenses and other current assets accounts decreased $156,642, and our deferred revenue accounts decreased $156,892.  Our prepaid expenses and deferred revenue accounts are largely composed of the costs and revenue, respectively, of sales of software maintenance contracts for which we recognize the costs and revenue ratably over the life of the maintenance contract. We had no non-current liabilities at December 31, 2015.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on May 31, 2016.  As of December 31, 2015, no amounts were outstanding under this line of credit.  We did not borrow against this line of credit in 2015.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  Information Analysis Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

/s/ CohnReznick LLP

Tysons, Virginia
March 29, 2016

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,167,928	$2,450,006
Accounts receivable, net	1,298,029	970,621
Prepaid expenses and other current assets	603,340	759,982
Notes receivable, current	-	3,896
Total current assets	4,069,297	4,184,505

Property and equipment, net of accumulated depreciation and amortization of $379,044 and $349,178	42,039	53,675
Notes receivable, long-term	-	5,102
Other assets	6,281	6,281

Total assets	$4,117,617	$4,249,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,599	$32,327
Commissions payable	959,052	1,017,047
Deferred revenue	581,102	737,994
Accrued payroll and related liabilities	261,202	255,703
Other accrued liabilities	74,472	116,097
Total liabilities	1,940,427	2,159,168

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,844,376 shares issued, 11,201,760 shares outstanding as of December 31, 2015 and 2014, respectively	128,443	128,443
Additional paid-in capital	14,622,352	14,613,887
Accumulated deficit	(11,643,394)	(11,721,724)
Treasury stock, 1,642,616 shares at cost at December 31, 2015 and 2014	(930,211)	(930,211)

Total stockholders’ equity	2,177,190	2,090,395

Total liabilities and stockholders’ equity	$4,117,617	$4,249,563

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2015	2014
Revenues
Professional fees	$4,658,338	$3,706,692
Software sales	1,556,247	2,076,775
Total revenues	6,214,585	5,783,467

Cost of revenues
Cost of professional fees	2,546,912	2,177,673
Cost of software sales	1,295,120	1,218,249
Total cost of revenues	3,842,032	3,395,922

Gross profit	2,372,553	2,387,545

Selling, general and administrative expenses	1,748,330	1,687,449
Commissions expense	556,099	739,929

Income (loss) from operations	68,124	(39,833)
Other income	10,206	10,046

Income (loss) before provision for income taxes	78,330	(29,787)
Provision for income taxes	-	-

Net income (loss)	$78,330	$(29,787)

Comprehensive income (loss)	$78,330	$(29,787)

Net income (loss) per common share – basic	$0.01	$(0.00)

Net income (loss) per common share – diluted	$0.01	$(0.00)

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,310,387	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2013	12,844,376	$128,443	$14,599,696	$(11,691,937)	$(930,211)	$2,105,991

Net loss	-	-	-	(29,787)	-	(29,787)

Stock option compensation	-	-	14,191	-	-	14,191

Balances, December 31, 2014	12,844,376	128,443	14,613,887	(11,721,724)	(930,211)	2,090,395

Net income	-	-	-	78,330	-	78,330

Stock option compensation	-	-	8,465	-	-	8,465

Balances, December 31, 2015	12,844,376	$128,443	$14,622,352	$(11,643,394)	$(930,211)	$2,177,190

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$78,330	$(29,787)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	29,866	31,376
Stock option compensation	8,465	14,191
Bad debt expense	107	4,376
Forgiveness of note receivable	7,863	-
Changes in operating assets and liabilities
Accounts receivable	(327,515)	462,757
Prepaid expenses and other current assets	156,642	(224,990)
Accounts payable, accrued payroll and related liabilities, and	(3,854)	(489,828)
other accrued liabilities
Commissions payable	(57,995)	114,075
Deferred revenue	(156,892)	234,512

Net cash (used in) provided by operating activities	(264,983)	116,682

Cash flows from investing activities:
Acquisition of property and equipment	(18,230)	(32,164)
Payments received on notes receivable – employees	1,135	5,961

Net cash used in investing activities	(17,095)	(26,203)

Net (decrease) increase in cash and cash equivalents	(282,078)	90,479

Cash and cash equivalents, beginning of the year	2,450,006	2,359,527

Cash and cash equivalents, end of the year	$2,167,928	$2,450,006

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest.  The Company typically does not require collateral from its customers.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly.  Accounts with receivable balances past due over 90 days are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance sheet credit exposure related to its customers.  The Company has recorded an allowance for doubtful accounts of $0 and $878 at December 31, 2015 and 2014, respectively.

Notes Receivable

The Company forgave a note receivable from a non-officer employee during 2015 in the amount of $7,863.

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

Stock-Based Compensation

At December 31, 2015, the Company had the stock-based compensation plans described in Note 9 below.  Total compensation expense related to these plans was $8,465 and $14,191 for the years ended December 31, 2015 and 2014, respectively.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average number of shares of common stock outstanding.  The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive.  108,627 shares representing the dilutive effect of stock options were included in diluted earnings per share for the year ended December 31, 2015.  200,745 shares representing the dilutive effect of stock options were not included from diluted earnings per share for the year ended December 31, 2014, due to the net loss reported for the period.

Concentration of Credit Risk

During the year ended December 31, 2015, prime contracts with U.S. government agencies represented 62.5% of the Company’s revenue, an additional 23.5% of revenue came from U.S. government agencies through subcontracts, 13.8% of revenue came from commercial contracts, and 0.2% of revenue came from state and local government contracts.  Two individual prime contracts with U.S. government agencies represented 19.9% and 17.7% of 2015 revenue, respectively.  One company with which the Company subcontracts for providing services and products to U.S. government agencies represented 12.5% of 2015 revenue when all subcontracts under the company are aggregated.  One commercial customer represented 10.3% of 2015 revenue.

During the year ended December 31, 2014, prime contracts with U.S. government agencies represented 47.7% of the Company’s revenue, an additional 24.4% of revenue came from U.S. government agencies through subcontracts, 25.3% of revenue came from commercial contracts, and 2.6% of revenue came from state and local government contracts.  One prime contract with a U.S. government agency represented 17.1% of 2014 revenue.  One company with which the Company subcontracts for providing services and products to U.S. government agencies represented 10.2% of 2014 revenue when all subcontracts under the company are aggregated.  Two commercial customers represented 13.2% and 11.0% of 2014 revenue, respectively.

The Company sold third party software and maintenance contracts under agreements with two major suppliers.  These sales accounted for 25.0% of total revenue in 2015 and 35.9% of revenue in 2014.

At December 31, 2015, the Company’s accounts receivable included receivables from two U.S. government agencies that represented 27.8% and 18.7% of the Company’s outstanding accounts receivable, respectively, receivables from two companies under which the Company subcontracts for services to U.S. government agencies that represented 11.7% and 10.6% of the Company’s outstanding accounts receivable, respectively.

At December 31, 2014, the Company’s accounts receivable included receivables from one U.S. government agency that represented 29.0% of the Company’s outstanding accounts receivable, receivables from one company under which the Company subcontracts for services to a U.S. government agency that represented 14.4% of the Company’s outstanding accounts receivable, and receivables from one commercial customer that represented 21.8% of the Company’s outstanding accounts receivable.

Related Party Transactions

During the years ended December 31, 2015 and 2014, the Company paid a business development consultant, who is the brother of the Chairman of the Board, Chief Executive Officer, and President of the Company, $52,105 and $53,593, respectively, in cash compensation.

The Company’s Director of Human Resources is the spouse of the Senior Vice President and Chief Operating Officer of the Company. During the years ended December 31, 2015 and 2014, she earned $124,647 and $112,950, respectively, as an employee of the Company.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies that the Company adopts as of the specified effective date.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its financial statements and footnote disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update is not expected to have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this ASUon its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” (“ASU 2016-08”).  The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09, “Revenue from Contracts with Customers.” The Company is currently evaluating the impact of this ASU on its financial statements and footnote disclosures.

2.           Receivables

Accounts receivable at December 31, 2015 and 2014, consist of the following:

	2015	2014
Billed-federal government	$754,540	$758,818
Billed-commercial and other	180,474	212,324
Total billed	935,014	971,142
Unbilled	363,015	357
Allowance for doubtful accounts	-	(878)
Accounts receivable, net	$1,298,029	$970,621

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3
December 31, 2015
Money market funds	$1,912,188	$-	$-
Total	$1,912,188	$-	$-

December 31, 2014
Money market funds	$1,766,121	$-	$-
Total	$1,766,121	$-	$-

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

4.           Fixed Assets

A summary of fixed assets and equipment at December 31, 2015 and 2014, consist of the following:

	2015	2014
Furniture and equipment	$110,042	$110,042
Computer equipment and software	304,656	292,811
Leasehold Improvements	6,385	-
Subtotal	421,083	402,853
Less: accumulated depreciation and amortization	(379,044)	(349,178)
Total	$42,039	$53,675

Depreciation and amortization expense for the years ended December 31, 2015 and 2014, was $29,866 and $31,376, respectively.

5.           Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000.  The credit agreement includes an interest rate indexed to 3.00% above the British Bankers’ Association London Interbank Offered Rate (“BBA LIBOR”).  The line of credit will next expire on May 31, 2016.  The draws against the line are limited by varying percentages of the Company’s eligible accounts receivable.  The draw limit at December 31, 2015 was $783,944.  The bank is granted a security interest in all company assets if there are borrowings under the line of credit.  Interest on outstanding balances is payable monthly.  The effective rate at December 31, 2015 was 3.40%.  At December 31, 2014, the effective rate was 3.16%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts.  Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank.  As of December 31, 2015, the Company was in compliance with the minimum tangible net worth covenant. There was no outstanding balance on the line of credit at December 31, 2015 or 2014.

6.           Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2017.  Rent expense was $100,914 and $99,994 for the years ended December 31, 2015 and 2014, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2016	$105,300
	2017	44,414
Total minimum rent payments		$149,714

The above minimum lease payments reflect the base rent under the lease agreements.  However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.           Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at December 31, 2015 and 2014, are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$5,453,200	$5,468,700
Accrued commissions	324,600	347,600
Fixed assets	48,200	48,100
Accrued vacation	35,900	31,900
Allowance for doubtful accounts	-	300
AMT tax credit carryforward	6,600	600
Other	8,000	8,800
Subtotal	5,876,500	5,906,000
Valuation allowance	(5,876,500)	(5,906,000)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2015	2014
Income (loss) before taxes	$78,330	$(29,787)
Income tax expense (benefit) on above amount at federal statutory rate	$26,600	$(10,100)
State income tax expense (benefit), net of federal expense (benefit)	3,100	(1,200)
Permanent differences	6,600	8,500
Other	(6,800)	3,700
Change in valuation allowance	(29,500)	(900)
Provision for income taxes	$-	$-

Income tax expense for the years ended December 31, 2015 and 2014 consists of the following:

	December 31,
Current income taxes	2015	2014
Federal	$13,800	$-
State	1,600	-
Alternative minimum tax	-	-
Benefit from utilization of net operating losses	(15,400)	-
	-	-
Deferred taxes	-	-
	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $14.4 million, which expire, if unused, between the years 2017 and 2029.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code.  However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2015 and 2014, it has no material uncertain tax positions and no interest or penalties have been accrued.  The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company for 2012, 2013, and 2014 are subject to examination by income taxing authorities, generally for three years after each was filed.

8.           Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (“CODA”), which satisfies the requirements of Section 401(k) of the Internal Revenue Code.  This defined contribution retirement plan covers substantially all employees.  Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan.  The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals.  In 2015 and in 2014, the Company matched 25% of the first 6% of the participants’ elective deferrals.  The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion.  The Company did not make additional contributions during 2015 or 2014.  Expenses for matching contributions for the years ended December 31, 2015 and 2014 were $27,685 and $15,634, respectively.

9.           Stock Options and Warrants

The Company granted stock options to certain employees under two plans. The 1996 Stock Option Plan was adopted in 1996 (“1996 Plan”) and had options granted under it through May 29, 2006. In 2006, the Board of Directors approved and the shareholders ratified the 2006 Stock Incentive Plan (“2006 Plan”).

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years.  The fair values of option awards granted in 2015 and 2014 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2015	2014
Risk free interest rate	1.61% - 1.97%	1.52% - 1.78%
Dividend yield	0%	0%
Expected term	5-10 years	5 years
Expected volatility	41.2 – 54.2%	40.7 – 47.3%

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expires April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2006 Plan is 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The exercise price of each option equals the quoted market price of the Company’s stock on the date of grant.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 23,000 and 113,000 unexpired exercisable options remaining from the 1996 Plan at December 31, 2015 and 2014, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2015, and changes during the years ended December 31, 2015 and 2014, were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2013	1,187,000	$0.26
Options granted	80,000	0.16
Options expired or forfeited	(3,000)	0.11
Balance at December 31, 2014	1,264,000	0.26
Options granted	20,000	0.20
Options expired or forfeited	(91,000)	0.42
Balance at December 31, 2015	1,193,000	$0.24

The following table summarizes information about options at December 31, 2015:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,193,000	$0.24	4.97	$920	1,143,500	$0.25	4.80	$920

Nonvested stock awards as of December 31, 2015 and changes during the year ended December 31, 2015, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2014	209,500	$0.07
Granted	20,000	0.11
Vested	(179,000)	0.08
Expired before Vesting	(1,000)	0.10
Balance at December 31, 2015	49,500	$0.07

As of December 31, 2015 and 2014, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $6,594 and $7,672, respectively, which is expected to be recognized over a weighted average period of 5 months and 7 months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net Income			Per Share
	(Loss)		Shares	Amount
Basic net income per common share for the year ended December 31, 2015:
Income available to common stockholders		$78,330	11,201,760	$0.01
Effect of dilutive stock options		-	108,627	-
Diluted net income per common share for the year ended December 31, 2015:		$78,330	11,310,387	$0.01

Basic net loss per common share for the year ended December 31, 2014:
Income available to common stockholders	$	(29,787)	11,201,760	$ (0.00)
Effect of dilutive stock options		-	-	-
Diluted net loss per common share for the year ended December 31, 2014:	$	(29,787)	11,201,760	$(0.00)

11.           Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2015 and 2014:

	2015	2014
Deferred costs of software sales	$563,036	$733,636
Prepaid rent	8,624	8,373
Prepaid insurance	13,633	1,528
Other	18,047	16,445

Total	$603,340	$759,982

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

During the last two years, for which financial statements are presented herein, there have been no changes in or disagreements with our independent registered accountants on accounting and financial disclosures.

Item 9A.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2016 Annual Meeting of Stockholders.)

Item 11.  Executive Compensation

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2016 Annual Meeting of Stockholders.)

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2016 Annual Meeting of Stockholders.)

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2016 Annual Meeting of Stockholders.)

Item 14.  Principal Accounting Fees and Services

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2016 Annual Meeting of Stockholders.)

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
March 29, 2016

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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 29, 2016
Sandor Rosenberg

/s/ Charles A. May, Jr.	Director	March 29, 2016
Charles A. May

/s/ William Pickle	Director	March 29, 2016
William Pickle

/s/ Bonnie K. Wachtel	Director	March 29, 2016
Bonnie K. Wachtel

/s/ James D. Wester	Director	March 29, 2016
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	March 29, 2016
Richard S. DeRose

/s/ Matthew T. Sands	Controller	March 29, 2016
Matthew T. Sands

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2013, and filed on March 31, 2014
10.13	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated April 21, 2015.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2015, and filed on May 15, 2015
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K