Form 10-Q
period 2016-03-31
INFORMATION ANALYSIS INC
filed 2016-05-16
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,385,198	$2,167,928
Accounts receivable, net	709,909	1,298,029
Prepaid expenses and other current assets	418,415	603,340
Notes receivable, current	5,488	-
Total current assets	3,519,010	4,069,297

Property and equipment, net	41,418	42,039
Other assets	6,281	6,281
Total assets	$3,566,709	$4,117,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,736	$64,599
Commissions payable	857,565	959,052
Deferred revenue	368,664	581,102
Accrued payroll and related liabilities	226,820	261,202
Other accrued liabilities	52,338	74,472
Total liabilities	1,599,123	1,940,427

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of March 31, 2016 and December 31, 2015	128,443	128,443
Additional paid-in capital	14,623,018	14,622,352
Accumulated deficit	(11,853,664)	(11,643,394)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,967,586	2,177,190
Total liabilities and stockholders' equity	$3,566,709	$4,117,617

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenues:
Professional fees	$841,037	$1,115,096
Software sales	627,289	361,027
Total revenues	1,468,326	1,476,123

Cost of revenues:
Cost of professional fees	548,393	643,284
Cost of software sales	562,260	348,584
Total cost of revenues	1,110,653	991,868

Gross profit	357,673	484,255

Selling, general and administrative expenses	516,970	432,094
Commissions expense	53,403	139,471

Loss from operations	(212,700)	(87,310)

Other income	2,430	2,479

Loss before provision for income taxes	(210,270)	(84,831)

Provision for income taxes	-	-

Net loss	$(210,270)	$(84,831)

Comprehensive loss	$(210,270)	$(84,831)

Net loss per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(210,270)	$(84,831)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	7,779	7,805
Stock-based compensation	666	2,871
Changes in operating assets and liabilities:
Accounts receivable	588,120	(139,704)
Prepaid expenses and other current assets	184,925	273,172
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	(27,379)	(84,824)
Commissions payable	(101,487)	(12,968)
Deferred revenue	(212,438)	(286,885)

Net cash provided by (used in) operating activities	229,916	(325,364)

Cash flows from investing activities:
Acquisition of property and equipment	(7,158)	(2,384)
Increase in notes receivable - employees	(5,768)	-
Payments received on notes receivable - employees	280	656

Net cash used in investing activities	(12,646)	(1,728)

Net increase (decrease) in cash and cash equivalents	217,270	(327,092)

Cash and cash equivalents, beginning of the period	2,167,928	2,450,006

Cash and cash equivalents, end of the period	$2,385,198	$2,122,914

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.           Basis of Presentation

Organization and Business

Founded in 1979, Information Analysis Incorporated (“We”, the “Company”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations.  We presently concentrate our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions), data analytics, cyber security applications, and legacy software migration and modernization for various agencies of the federal government.  We provide software and services to government and commercial customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2016 (the “Annual Report”).  The accompanying December 31, 2015 financial information was derived from our audited financial statements included in the Annual Report.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2016 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on March 29, 2016.

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

Income Taxes

As of March 31, 2016, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is required to adopt ASU 2016-09 in the first quarter of 2017, and is currently assessing the impact of this pronouncement on its financial statements.

3.           Stock-Based Compensation

At March 31, 2016, the Company had two stock-based compensation plans described in Note 9 of the Annual Report.  Total compensation expense related to these plans was $666 and $2,871 for the quarters ended March 31, 2016 and 2015, respectively, none of which related to options awarded to non-employees.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.  The fair values of option awards granted in the three months ended March 31, 2016 and 2015, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended March 31,
	2016	2015
Risk free interest rate	1.15% - 1.55%	1.61% - 1.97%
Dividend yield	0%	0%
Expected term	5 years	5-10 years
Expected volatility	34.9% - 35.0%	41.2% - 54.2%

The status of the options issued as of March 31, 2016 and changes during the three months ended March 31, 2016 and 2015 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2015	1,193,000	$0.24
Options granted	50,000	0.14
Options exercised	-	-
Options expired or forfeited	(3,000)	0.70
Balance at March 31, 2016	1,240,000	$0.24

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options exercised	-	-
Options expired or forfeited	(1,000)	0.24
Balance at March 31, 2015	1,283,000	$0.26

The following table summarizes information about options at March 31, 2016:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,240,000	$0.24	4.82	$7,093	1,145,500	$0.25	4.49	$6,073

Nonvested option awards as of March 31, 2016 and changes during the three months ended March 31, 2016 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2015	49,500	$0.07
Granted	50,000	0.04
Vested	(5,000)	0.08
Expired before vesting	-	-
Balance at March 31, 2016	94,500	$0.05

As of March 31, 2016 and 2015, unrecognized compensation cost associated with non-vested share-based compensation totaled $2,741 and $6,801, respectively, which are expected to be recognized over weighted average periods of seven months and six months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2016:
Loss available to common stockholders	$(210,270)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2016	$(210,270)	11,201,760	$(0.02)
Basic net loss per common share for the three months ended March 31, 2015:
Loss available to common stockholders	$(84,831)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2015	$(84,831)	11,201,760	$(0.01)

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities) approximate their carrying values because of their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements.  Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”) and in other filings with the Securities and Exchange Commission.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2015 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

OurBusiness

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

Over the last fifteen months, to improve our prospects for growth, we have added (i) two valued and respected members to our board of directors, William Pickle and Mark Krial, (ii) additional sales personnel, (iii) a director of our developing cyber security practice, Irene Carter, and (iv) the Neo4j graph database software to our General Services Administration Schedule 70 contract.

In the three months ended March 31, 2016, our prime contracts with U.S. government agencies represented 66.9% of our revenue, an additional 17.7% of our revenue came from U.S. government agencies through subcontracts, and 15.4% of our revenue came from commercial contracts.  The terms of these contracts and subcontracts vary from single transactions to five years.  Within this group of prime contracts with U.S. government agencies, two individual contracts represented 23.7% and 22.4% of our revenue, respectively.  One commercial customer represented 10.6% of our revenue.

In the same period in 2015, our prime contracts with U.S. government agencies represented 60.2% of our revenue, an additional 28.9% of our revenue came from U.S. government agencies through subcontracts, 10.9% of our revenue came from commercial contracts, and less than 0.1% of our revenue came from state and local government contracts.  The terms of these contracts and subcontracts varied from single transactions to five years.  Within this group of prime contracts with U.S. government agencies, three individual contracts represented 20.4%, 14.9%, and 13.9% of our revenue, respectively.  One company with which we subcontract for providing services and products to U.S. government agencies represented 13.9% of our revenue when all subcontracts under the company were aggregated.  One commercial customer represented 10.7% of our revenue.

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Revenue

Our revenues in the first quarter of 2016 were $1,468,326 compared to $1,476,123 in 2015, a decrease of $7,797, or 0.5%.  Professional fees revenue was $841,037 versus $1,115,096, a decrease of 24.6%, and software revenue was $627,289 versus $361,027, an increase of 73.8%.  The decrease in our professional fees revenue is primarily due to the expiration of two U.S. federal government prime short-term contracts and several subcontracts that were active in the first quarter of 2015.  In addition, there were several offsetting increases and decreases in activity under continuing contracts.  The increase in our software revenue in 2016 versus the same period in 2015 is primarily due to one larger U.S. federal government agency order for Adobe licenses and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced.  Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $357,673, or 24.4% of revenue in the first quarter of 2016 versus $484,255, or 32.8% of revenue in the first quarter of 2015.  For the quarter ended March 31, 2016, $292,644 of the gross profit was attributable to professional fees at a gross profit percentage of 34.8%, and $65,029 of the gross profit was attributable to software sales at a gross profit percentage of 10.4%.  In the same quarter in 2015, we reported gross profit for professional fees of $471,812, or 42.3% of sales and $12,443, or 3.4% of sales, for software sales.  Gross profit and gross profit as a percentage of sales from professional fees decreased due to the expiration after the first quarter of 2015 of some prime contracts and subcontracts with higher margins.  Gross profit on software sales increased in terms of dollars and as a percentage of revenue due to a larger portion of the 2016 revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us.  There has been considerable downward pressure on margins for software sales over the last few years due to the use by U.S. federal government agencies of new bidding processes such as reverse auctions.  Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $516,970, or 35.2% of revenues, in the first quarter of 2016 versus $432,094, or 29.3% of revenues, in the first quarter of 2015.  These expenses increased $84,876, or 19.6%.  Since the first quarter of 2015, we have added an additional member of our sales staff and a director of our new cyber security practice.  In addition, we have experienced periods on certain contracts where we have had to wait for customer approval before proceeding with the next deliverables, as well as periods where incremental funding on contracts has been delayed.  The result is the need to carry salaried personnel as overhead.

Commission expense was $53,403, or 3.6% of revenues, in the first quarter of 2016 versus $139,471, or 9.4% of revenues, in the first quarter of 2015.  This decrease of $86,068, or 61.7%, is due to the decreases in gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net loss

Net loss for the three months ended March 31, 2016, was $210,270, or 14.3% of revenue, versus net loss of $84,831, or 5.7% of revenue, for the same period in 2015.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2016, were sufficient to provide financing for our operations.  Our net cash provided by the combination of our operating, investing, and financing activities in the first three months of 2016 was $217,270.  This net cash provided, when added to a beginning balance of $2,167,928 yielded cash and cash equivalents of $2,385,198 as of March 31, 2016.  Prepaid expenses and other current assets decreased $184,925 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales.  Deferred revenue decreased $212,438 due to the recognition of revenue over time from maintenance contracts on software sales.  Accounts payable, accrued payroll and accrued expenses decreased $27,379, and commissions payable decreased $101,487.  We had no non-current liabilities as of March 31, 2016.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000.  The line became effective December 20, 2005, and expires on May 31, 2016.  As of March 31, 2016, no amounts were outstanding under this line of credit.

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

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016 (the “Evaluation Date”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

None.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2015.

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

Information Analysis Incorporated
(Registrant)

Date: May 16, 2016	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer,
and President

	By:	/s/ Richard S. DeRose
Date: May 16, 2016		Richard S. DeRose, Executive Vice
President, Treasurer, and Chief
Financial Officer