Form 10-Q
period 2016-06-30
INFORMATION ANALYSIS INC
filed 2016-08-11
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-22405

Information Analysis Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1167364
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

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

As of August 5, 2016, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,362,125	$2,167,928
Accounts receivable, net	1,143,134	1,298,029
Prepaid expenses and other current assets	212,665	603,340
Notes receivable, current	4,541	-
Total current assets	3,722,465	4,069,297

Property and equipment, net	36,445	42,039
Other assets	6,281	6,281
Total assets	$3,765,191	$4,117,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$615,502	$64,599
Commissions payable	872,116	959,052
Accrued payroll and related liabilities	220,722	261,202
Deferred revenue	166,594	581,102
Other accrued liabilities	63,622	74,472
Total liabilities	1,938,556	1,940,427

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of June 30, 2016 and December 31, 2015	128,443	128,443
Additional paid-in capital	14,627,824	14,622,352
Accumulated deficit	(11,999,421)	(11,643,394)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,826,635	2,177,190
Total liabilities and stockholders' equity	$3,765,191	$4,117,617

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

 (Unaudited)

	For the three months ended
	June 30,
	2016	2015
Revenues:
Professional fees	$928,464	$997,435
Software sales	894,230	312,438
Total revenues	1,822,694	1,309,873

Cost of revenues:
Cost of professional fees	492,332	592,259
Cost of software sales	804,616	281,411
Total cost of revenues	1,296,948	873,670

Gross profit	525,746	436,203

Selling, general and administrative expenses	505,601	434,274
Commissions expense	168,262	100,193

Loss from operations	(148,117)	(98,264)

Other income	2,360	2,615

Loss before provision for income taxes	(145,757)	(95,649)

Provision for income taxes	-	-

Net loss	$(145,757)	$(95,649)

Comprehensive loss	$(145,757)	$(95,649)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

 (Unaudited)

	For the six months ended
	June 30,
	2016	2015
Revenues:
Professional fees	$1,769,501	$2,112,531
Software sales	1,521,519	673,465
Total revenues	3,291,020	2,785,996

Cost of revenues:
Cost of professional fees	1,040,725	1,235,543
Cost of software sales	1,366,876	629,995
Total cost of revenues	2,407,601	1,865,538

Gross profit	883,419	920,458

Selling, general and administrative expenses	1,022,571	866,368
Commissions expense	221,665	239,664

Loss from operations	(360,817)	(185,574)

Other income	4,790	5,094

Loss before provision for income taxes	(356,027)	(180,480)

Provision for income taxes	-	-

Net loss	$(356,027)	$(180,480)

Comprehensive loss	$(356,027)	$(180,480)

Net loss per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

 INFORMATION ANALYSIS INCORPORATED
 STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(356,027)	$(180,480)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	15,301	15,360
Stock-based compensation	5,472	5,714
Bad debt expense	1,811	107
Forgiveness of notes receivable	-	7,863
Changes in operating assets and liabilities:
Accounts receivable	153,084	173,535
Prepaid expenses and other current assets	390,675	419,615
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	499,573	3,736
Commissions payable	(86,936)	(65,823)
Deferred revenue	(414,508)	(422,535)

Net cash provided by (used in) operating activities	208,445	(42,908)

Cash flows from investing activities:
Acquisition of property and equipment	(9,707)	(9,134)
Increase in notes receivable - employees	(5,768)	-
Payments received on notes receivable - employees	1,227	1,135

Net cash used in investing activities	(14,248)	(7,999)

Net increase (decrease) in cash and cash equivalents	194,197	(50,907)

Cash and cash equivalents, beginning of the period	2,167,928	2,450,006

Cash and cash equivalents, end of the period	$2,362,125	$2,399,099

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

There have been no changes in the Company’s significant accounting policies as of June 30, 2016 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on March 29, 2016.

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

Income Taxes

As of June 30, 2016, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2017.

2.            Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), or other standard setting bodies that the Company adopts as of the specified effective date.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”). This new standard will supercede nearly all existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Topic 606” ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 "Identifying Performance Obligations and Licensing" issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to the updated guidance provided by these three new ASUs.

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842”, which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is required to adopt ASU 2016-09 in the first quarter of 2017, and is currently assessing the impact of this pronouncement on its financial statements.

3.            Stock-Based Compensation

During the three months and six months ended June 30, 2016, the Company had three stock-based compensation plans. The 1996 Stock Option Plan was adopted in 1996 (“1996 Plan”) and had options granted under it through May 29, 2006. The last of the options granted under the 1996 Plan expired on May 18, 2016. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”) which had been approved by the Board of Directors on April 4, 2016.

Total compensation expense related to these plans was $4,806 and $2,843 for the quarters ended June 30, 2016 and 2015, respectively, none of which related to options awarded to non-employees. Total compensation expense related to these plans was $5,472 and $5,714 for the six months ended June 30, 2016 and 2015, respectively, none of which related to options awarded to non-employees. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

The fair values of option awards granted in the three months and six months ended June 30, 2016 and 2015, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Risk free interest rate	0.70% - 1.73%	1.61% - 1.97%	0.70% - 1.73%	1.61% - 1.97%
Dividend yield	0%	0%	0%	0%
Expected term	2-10 years	5-10 years	2-10 years	5-10 years
Expected volatility	35.9% - 50.4%	41.2% - 54.2%	34.9% - 50.4%	41.2% - 54.2%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company's stock on the date of grant. At June 30, 2016, there were no options yet issued under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 1,200,500 and 956,500 unexpired exercisable options remaining from the 2006 Plan at June 30, 2016 and 2015, respectively.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expired no later than ten years from the date of grant or when employment ceases, whichever came first, and vested over periods determined by the Board of Directors. There were zero and 108,000 unexpired exercisable options remaining from the 1996 Plan at June 30, 2016 and 2015, respectively.

The status of the options issued as of June 30, 2016 and changes during the six months ended June 30, 2016 and 2015 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2015	1,193,000	$0.24
Options granted	50,000	0.14
Options exercised	-	-
Options expired or forfeited	(3,000)	0.70
Balance at March 31, 2016	1,240,000	$0.24
Options granted	235,000	0.26
Options exercised	-	-
Options expired or forfeited	(145,000)	0.45
Balance at June 30, 2016	1,330,000	$0.22

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options exercised	-	-
Options expired or forfeited	(1,000)	0.24
Balance at March 31, 2015	1,283,000	$0.26
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(5,000)	0.52
Balance at June 30, 2015	1,278,000	$0.25

The following table summarizes information about options at June 30, 2016:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,330,000	$0.22	5.63	$22,628	1,220,500	$0.23	5.23	$18,368

Nonvested option awards as of June 30, 2016 and changes during the six months ended June 30, 2016 were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2015	49,500	$0.07
Granted	50,000	0.04
Vested	(5,000)	0.08
Expired before vesting	-	-
Balance at March 31, 2016	94,500	$0.05
Granted	235,000	0.03
Vested	(165,000)	0.08
Expired before vesting	(35,000)	0.15
Balance at June 30, 2016	129,500	$0.06

As of June 30, 2016 and 2015, unrecognized compensation cost associated with non-vested share-based compensation totaled $4,235 and $3,958, respectively, which are expected to be recognized over weighted average periods of four months and five months, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the three months ended June 30, 2016:
Loss available to common stockholders	$(145,757)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-
Diluted net loss per common share for the three months ended June 30, 2016	$(145,757)	11,201,760	$(0.01)

Basic net loss per common share for the three months ended June 30, 2015:
Loss available to common stockholders	$(95,649)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-
Diluted net loss per common share for the three months ended June 30, 2015	$(95,649)	11,201,760	$(0.01)

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the six months ended June 30, 2016:
Loss available to common stockholders	$(356,027)	11,201,760	$(0.03)
Effect of dilutive stock options	-	-
Diluted net loss per common share for the six months ended June 30, 2016	$(356,027)	11,201,760	$(0.03)

Basic net loss per common share for the six months ended June 30, 2015:
Loss available to common stockholders	$(180,480)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-
Diluted net loss per common share for the six months ended June 30, 2015	$(180,480)	11,201,760	$(0.02)

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

Over the last fifteen months, to improve our prospects for growth, we have added (i) two members to our board of directors, William Pickle and Mark Krial, (ii) one additional sales person, and (iii) the Neo4j graph database software to our General Services Administration Schedule 70 contract.

In the three months ended June 30, 2016, our prime contracts with U.S. government agencies generated 75.3% of our revenue, subcontracts under federal procurements generated 12.1% of our revenue U.S. government and 12.6% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within the group of prime contracts with U.S. government agencies, two individual contracts generated 33.3% and 18.0% of our total revenue, respectively. One commercial customer generated 9.0% of our revenue.

In the same period in 2015, our prime contracts with U.S. government agencies generated 57.8% of our revenue, subcontracts under federal procurements generated 27.3% of our revenue, 14.7% of our revenue came from commercial contracts, and 0.2% of our revenue came from state and local government contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within the group of prime contracts with U.S. government agencies, two individual contracts generated 27.7% and 13.3% of our revenue, respectively. One subcontract generated we possess accounted for 13.6% of our revenue.. One commercial customer generated 13.0% of our revenue.

In the six months ended June 30, 2016, our prime contracts with U.S. government agencies generated 71.6% of our revenue, subcontracts under federal procurements generated 14.6% of our revenue, and 13.8% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two individual contracts generated 18.4% and 20.0% of our revenue, respectively. One commercial customer generated 9.7% of our revenue.

In the same period in 2015, our prime contracts with U.S. government agencies generated 59.0% of our revenue, subcontracts under federal procurements generated 28.2% of our revenue, 12.7% of our revenue came from commercial contracts, and 0.1% of our revenue came from state and local government contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 25.5% and 13.6% of our revenue, respectively. One subcontract we possess accounted for 13.8% of our revenue. One commercial customer accounted for 11.8% of our revenue.

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Revenue

Our revenues in the second quarter of 2016 were $1,822,694 compared to $1,309,873 in the corresponding quarter in 2015, an increase of $512,821, or 39.2%. Professional fees revenue was $928,464 versus $997,435, a decrease of 6.9%, and software revenue was $894,230 versus $312,438, an increase of 186.2%. There were several offsetting increases and decreases in activity under continuing professional fees contracts, as well as new and expiring prime contracts and subcontracts. The decreases in our professional fees revenue exceeded the increases by $68,971. The increase in our software revenue in 2016 versus the same period in 2015 is primarily due to one larger U.S. federal government agency order for Adobe licenses and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $525,746, or 28.8% of revenue in the second quarter of 2016 versus $436,203, or 33.3% of revenue in the second quarter of 2015. For the quarter ended June 30, 2016, $436,132 of the gross profit was attributable to professional fees at a gross profit percentage of 47.0%, and $89,614 of the gross profit was attributable to software sales at a gross profit percentage of 10.0%. In the same quarter in 2015, we reported gross profit for professional fees of $405,176, or 40.6%, of professional fee revenue, and gross profit of $31,027, or 9.9% of software sales.. Gross profit from professional fees increased due to the timing of revenue recognition versus the accumulation of direct costs on certain fixed price contracts. In the second quarter of 2015 we had a fixed price contract that was affected negatively by timing, accumulating direct costs without certainty of achieving billable deliverables. That revenue was ultimately recognized in the fourth quarter of 2015. Gross profit on software sales increased in terms of dollars due to an increase in the second quarter of 2016 over the second quarter of 2015 in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us, and due to one 2016 order for which we recognized $606,842 in revenue. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $505,601, or 27.7% of revenues, in the second quarter of 2016 versus $434,274, or 33.2% of revenues, in the second quarter of 2015. These expenses increased $71,327, or 16.4%, over the second quarter of 2015. Since the second quarter of 2015, we have added an additional member to our sales staff, we have incurred expenses for training our staff on the latest developments in supporting the third party software we sell and in programming, we have experienced increases in legal expenses with regard to contracts, we have experienced increases in the costs of providing health insurance and other fringe benefits to our employees, and we have utilized more labor in developing our bids and proposals for new contracts.

Commission expense was $168,262, or 9.2% of revenues, in the second quarter of 2016 versus $100,193, or 7.6% of revenues, in the second quarter of 2015. This increase of $68,069, or 67.9%, is due to increases in gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson, and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced, for which there are little to no direct costs.

Net loss
Net loss for the three months ended June 30, 2016, was $145,757, or 8.0% of revenue, versus net loss of $95,649, or 7.3% of revenue, for the same period in 2015.

Six months Ended June 30, 2016 versus Six months Ended June 30, 2015

Revenue
Our revenues in the first six months of 2016 were $3,291,020 compared to $2,785,996 in 2015, an increase of $505,024, or 18.1%. Professional fees revenue was $1,769,501 versus $2,112,531, a decrease of 16.2%, and software revenue was $1,521,519 versus $673,465, an increase of 125.9%. The decrease in our professional fees revenue is primarily due to the expiration of two U.S. federal government prime short-term contracts and several subcontracts that were active in the first six months of 2015. In addition, there were several offsetting increases and decreases in activity under continuing contracts. The increase in our software revenue in 2016 versus the same period in 2015 is primarily due to a few larger U.S. federal government agency orders for Adobe licenses and software maintenance, and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit
Gross profit was $883,419, or 26.8% of revenue in the first six months of 2016 versus $920,458, or 33.0% of revenue in the first six months of 2015. For the six months ended June 30, 2016, $728,776 of the gross profit was attributable to professional fees at a gross profit percentage of 41.2%, and $154,643 of the gross profit was attributable to software sales at a gross profit percentage of 10.2%. In the same six months in 2015, we reported gross profit for professional fees of $876,988, or 41.5% of professional fees revenue and $43,470, for software sales, or 6.5% of software sales. Gross profit as a percentage of sales from professional fees remained consistent between the two years presented. Gross profit on software sales increased in terms of dollars and as a percentage of revenue due to a larger portion of the 2016 revenue having come from referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. There has been considerable downward pressure on margins for software sales over the last few years due to the use by U.S. federal government agencies of new bidding processes such as reverse auctions. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $1,022,571, or 31.1% of revenues, in the first six months of 2016 versus $866,368, or 31.1% of revenues, in the first six months of 2015. These expenses increased $156,203, or 18.0%. Since the first six months of 2015, we have added an additional member of our sales staff, we have experienced increases in the costs of providing health insurance and other fringe benefits to our employees, we have incurred expenses for training our staff on the latest developments in supporting the third party software we sell and in programming, we have experienced increases in legal expenses with regard to contracts, we have utilized more labor in developing our bids and proposals for new contracts, and we have increased certain aspects of our business insurance coverage.

Commission expense was $221,665, or 6.7% of revenues, in the first six months of 2016 versus $239,664, or 8.6% of revenues, in the first six months of 2015. This decrease of $17,999, or 7.5%, is due to the decreases in volume of commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net loss
Net loss for the six months ended June 30, 2016, was $356,027, or 10.8% of revenue, versus net loss of $180,480, or 6.5% of revenue, for the same period in 2015.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2016, were sufficient to provide financing for our operations. Our net cash provided by the combination of our operating, investing, and financing activities in the first six months of 2016 was $194,197. This net cash provided, when added to a beginning balance of $2,167,928 yielded cash and cash equivalents of $2,362,125 as of June 30, 2016. Prepaid expenses and other current assets decreased $390,675 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Deferred revenue decreased $414,508 due to the recognition of revenue over time from maintenance contracts on software sales. Accounts payable, accrued payroll and accrued expenses increased $499,573, and commissions payable decreased $86,936. We had no non-current liabilities as of June 30, 2016.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2017. As of June 30, 2016, no amounts were outstanding under this line of credit.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.14	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 25, 2016
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 11, 2016	By:	/s/ Sandor Rosenberg
Sandor Rosenberg
Chairman of the Board, Chief Executive Officer, and President

Date: August 11, 2016	By:	/s/ Richard S. DeRose
Richard S. DeRose
Executive Vice President, Treasurer, and Chief Financial Officer