Form 10-Q
period 2016-09-30
INFORMATION ANALYSIS INC
filed 2016-11-15
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of November 10, 2016, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,797,537	$2,167,928
Accounts receivable, net	1,293,513	1,298,029
Prepaid expenses and other current assets	497,565	603,340
Notes receivable, current	3,589	-
Total current assets	4,592,204	4,069,297

Property and equipment, net	31,576	42,039
Other assets	6,281	6,281
Total assets	$4,630,061	$4,117,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,136,306	$64,599
Commissions payable	907,524	959,052
Deferred revenue	463,854	581,102
Accrued payroll and related liabilities	218,366	261,202
Other accrued liabilities	131,757	74,472
Total liabilities	2,857,807	1,940,427

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of September 30, 2016 and December 31, 2015	128,443	128,443
Additional paid-in capital	14,630,681	14,622,352
Accumulated deficit	(12,056,659)	(11,643,394)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,772,254	2,177,190
Total liabilities and stockholders' equity	$4,630,061	$4,117,617

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the three months ended
	September 30,
	2016	2015
Revenues:
Professional fees	$885,505	$1,217,234
Software sales	1,146,048	241,655
Total revenues	2,031,553	1,458,889

Cost of revenues:
Cost of professional fees	468,556	788,066
Cost of software sales	1,006,912	226,566
Total cost of revenues	1,475,468	1,014,632

Gross profit	556,085	444,257

Selling, general and administrative expenses	428,852	434,954
Commissions expense	187,030	109,630

Loss from operations	(59,797)	(100,327)

Other income	2,559	2,585

Loss before provision for income taxes	(57,238)	(97,742)

Provision for income taxes	-	-

Net loss	$(57,238)	$(97,742)

Comprehensive loss	$(57,238)	$(97,742)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

INFORMATION ANALYSIS INCORPORATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	For the nine months ended
	September 30,
	2016	2015
Revenues:
Professional fees	$2,655,006	$3,329,766
Software sales	2,667,567	915,119
Total revenues	5,322,573	4,244,885

Cost of revenues:
Cost of professional fees	1,509,281	2,023,609
Cost of software sales	2,373,788	856,561
Total cost of revenues	3,883,069	2,880,170

Gross profit	1,439,504	1,364,715

Selling, general and administrative expenses	1,451,423	1,301,322
Commissions expense	408,695	349,295

Loss from operations	(420,614)	(285,902)

Other income	7,349	7,680

Loss before provision for income taxes	(413,265)	(278,222)

Provision for income taxes	-	-

Net loss	$(413,265)	$(278,222)

Comprehensive loss	$(413,265)	$(278,222)

Net loss per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(413,265)	$(278,222)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	22,044	22,475
Stock-based compensation	8,329	7,826
Bad debt expense	13,781	107
Forgiveness of notes receivable	-	7,863
Changes in operating assets and liabilities:
Accounts receivable	(9,265)	(18,680)
Prepaid expenses and other current assets	105,775	454,737
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	1,086,156	306,420
Commissions payable	(51,528)	(110,481)
Deferred revenue	(117,248)	(457,133)

Net cash provided by (used in) operating activities	644,779	(65,088)

Cash flows from investing activities:
Acquisition of property and equipment	(11,581)	(10,727)
Increase in notes receivable - employees	(5,768)	-
Payments received on notes receivable - employees	2,179	1,135

Net cash used in investing activities	(15,170)	(9,592)

Net increase (decrease) in cash and cash equivalents	629,609	(74,680)

Cash and cash equivalents, beginning of the period	2,167,928	2,450,006

Cash and cash equivalents, end of the period	$2,797,537	$2,375,326

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2016 (the “Annual Report”). The accompanying December 31, 2015 balance sheet and financial information was derived from our audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of September 30, 2016 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on March 29, 2016.

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

Income Taxes

As of September 30, 2016, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2017.

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing" issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to the updated guidance provided by these three new ASUs.

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is required to adopt ASU 2016-09 in the first quarter of 2017, and is currently assessing the impact of this pronouncement on its financial statements.

3.
Stock-Based Compensation

During the nine months ended September 30, 2016, the Company had three stock-based compensation plans. The 1996 Stock Option Plan was adopted in 1996 (“1996 Plan”) and had options granted under it through May 29, 2006. The last of the options granted under the 1996 Plan expired on May 18, 2016. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

Total compensation expense related to these plans was $2,857 and $2,112 for the quarters ended September 30, 2016 and 2015, respectively, none of which related to options awarded to non-employees. Total compensation expense related to these plans was $8,329 and $7,826 for the nine months ended September 30, 2016 and 2015, respectively, none of which related to options awarded to non-employees. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

The fair values of option awards granted in the three months and nine months ended September 30, 2016 and 2015, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Risk free interest rate	n/a	n/a	0.70% - 1.73%	1.61% - 1.97%
Dividend yield	n/a	n/a	0%	0%
Expected term	n/a	n/a	2-10 years	5-10 years
Expected volatility	n/a	n/a	34.9% - 50.4%	41.2% - 54.2%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At September 30, 2016, there were no options yet issued under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 1,193,500 and 992,500 unexpired exercisable options remaining from the 2006 Plan at September 30, 2016 and 2015, respectively.

1996 Stock Option Plan

The 1996 Plan provided for the granting of options to purchase shares of our common stock to key employees, including officers and directors. The maximum number of shares for which options could be granted under the 1996 Plan was 3,075,000. Options expired no later than ten years from the date of grant or when employment ceases, whichever came first, and vested over periods determined by the Board of Directors. There were zero and 98,000 unexpired exercisable options remaining from the 1996 Plan at September 30, 2016 and 2015, respectively.

The status of the options issued as of September 30, 2016 and changes during the nine months ended September 30, 2016 and 2015 were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2015	1,193,000	$0.24
Options granted	50,000	0.14
Options exercised	-	-
Options expired or forfeited	(3,000)	0.70
Balance at March 31, 2016	1,240,000	$0.24
Options granted	235,000	0.26
Options exercised	-	-
Options expired or forfeited	(145,000)	0.45
Balance at June 30, 2016	1,330,000	$0.22
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(17,000)	0.18
Balance at September 30, 2016	1,313,000	$0.22

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options exercised	-	-
Options expired or forfeited	(1,000)	0.24
Balance at March 31, 2015	1,283,000	$0.26
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(5,000)	0.52
Balance at June 30, 2015	1,278,000	$0.25
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(10,000)	0.38
Balance at September 30, 2015	1,268,000	$0.25

The following tables summarize information about options at September 30, 2016:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,313,000	$0.22	5.45	$3,305	1,193,500	$0.23	5.07	$2,455

Nonvested option awards as of September 30, 2016 and changes during the nine months ended September 30, 2016 were as follows:
	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2015	49,500	$0.07
Granted	50,000	0.04
Vested	(5,000)	0.08
Expired before vesting	-	-
Balance at March 31, 2016	94,500	$0.05
Granted	235,000	0.03
Vested	(165,000)	0.08
Expired before vesting	(35,000)	0.15
Balance at June 30, 2016	129,500	$0.06
Granted	-	-
Vested	(10,000)	0.07
Expired before vesting	-	-
Balance at September 30, 2016	119,500	$0.06

As of September 30, 2016 and 2015, unrecognized compensation cost associated with non-vested share-based compensation totaled $1,378 and $1,846, respectively, which are expected to be recognized over weighted average periods of four months and five months, respectively.

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net Loss	Shares	Per Share Amount

Basic net loss per common share for the three months ended September 30, 2016:
Loss available to common stockholders	$(57,238)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended September 30, 2016	$(57,238)	11,201,760	$(0.01)

Basic net loss per common share for the
three months ended September 30, 2015:
Loss available to common stockholders	$(97,742)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended September 30, 2015	$(97,742)	11,201,760	$(0.01)

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the nine months ended September 30, 2016:
Loss available to common stockholders	$(413,265)	11,201,760	$(0.04)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
nine months ended September 30, 2016	$(413,265)	11,201,760	$(0.04)

Basic net loss per common share for the
nine months ended September 30, 2015:
Loss available to common stockholders	$(278,222)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
nine months ended September 30, 2015	$(278,222)	11,201,760	$(0.02)

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

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

Over the last eighteen months, to improve our prospects for growth, we have added two members to our board of directors, William Pickle and Mark Krial, and the Neo4j graph database software to our General Services Administration Schedule 70 contract.

In the three months ended September 30, 2016, our prime contracts with U.S. government agencies generated 77.2% of our revenue, subcontracts under federal procurements generated 9.2% of our revenue and 13.6% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within the group of prime contracts with U.S. government agencies, three individual contracts generated 16.2%, 10.4% and 9.3% of our total revenue, respectively.

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

In the same period in 2015, our prime contracts with U.S. government agencies generated 66.6% of our revenue, subcontracts under federal procurements generated 21.2% of our revenue, 11.7% of our revenue came from commercial contracts, and 0.5% of our revenue came from state and local government contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within the group of prime contracts with U.S. government agencies, two individual contracts generated 24.8% and 20.7% of our revenue, respectively. One customer under which we subcontract for multiple U.S. government agencies accounted for 12.6% of our revenue. One commercial customer generated 11.2% of our revenue.

In the nine months ended September 30, 2016, our prime contracts with U.S. government agencies generated 73.7% of our revenue, subcontracts under federal procurements generated 12.6% of our revenue, and 13.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two individual contracts generated 18.5% and 11.4% of our revenue, respectively. One commercial customer generated 9.0% of our revenue.

In the same nine month period in 2015, our prime contracts with U.S. government agencies generated 61.6% of our revenue, subcontracts under federal procurements generated 25.8% of our revenue, 12.3% of our revenue came from commercial contracts, and 0.3% of our revenue came from state and local government contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 21.3% and 17.5% of our revenue, respectively. One customer under which we subcontract for multiple U.S. government agencies accounted for 13.4% of our revenue. One commercial customer accounted for 11.6% of our revenue.

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Revenue
Our revenues in the third quarter of 2016 were $2,031,553 compared to $1,458,889 in the corresponding quarter in 2015, an increase of $572,664, or 39.3%. Professional fees revenue was $885,505 versus $1,217,234, a decrease of 27.3%, and software revenue was $1,146,048 versus $241,655, an increase of 374.2%. There were several offsetting increases and decreases in activity under continuing professional fees contracts, as well as new and expiring prime contracts and subcontracts. The decrease in our professional fees revenue is primarily due to the completion of projects prior to third quarter 2016 under two contracts. The increase in our software revenue in 2016 versus the same period in 2015 is due to several U.S. federal government agency orders for Adobe and Micro Focus licenses and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned. Over the last four years, we have experienced an increase in the quantity of software product orders in the third quarter as the U.S. federal government fiscal year comes to a close.

Gross Profit
Gross profit was $556,085, or 27.4% of revenue in the third quarter of 2016 versus $444,257, or 30.5% of revenue in the third quarter of 2015. For the quarter ended September 30, 2016, $416,949 of the gross profit was attributable to professional fees at a gross profit percentage of 47.1%, and $139,136 of the gross profit was attributable to software sales at a gross profit percentage of 12.1%. In the same quarter in 2015, we reported gross profit for professional fees of $429,168, or 35.3%, of professional fee revenue, and gross profit of $15,089, or 6.2% of software sales. Gross profit from professional fees decreased with the decrease in revenue, yet gross profit as a percentage of revenue increased due to the timing of revenue recognition of certain fixed price contracts. In the third quarter of 2015 we had a fixed price contract that was affected negatively by timing, accumulating direct costs without certainty of achieving billable deliverables. That revenue was ultimately recognized in the fourth quarter of 2015. Gross profit on software sales increased in terms of dollars due to the increase in sales and to an increase in the third quarter of 2016 over the third quarter of 2015 in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. The increase in gross profit percentage is due exclusively to the increase in referral fees. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $428,852, or 21.1% of revenues, in the third quarter of 2016 versus $434,954, or 29.8% of revenues, in the third quarter of 2015. These expenses decreased $6,102, or 1.4%, from the third quarter of 2015.

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

Commission expense was $187,030, or 9.2% of revenues, in the third quarter of 2016 versus $109,630, or 7.5% of revenues, in the third quarter of 2015. This increase of $77,400, or 70.6%, is due to increases in gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson, and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced, for which there are little to no direct costs.

Net loss
Net loss for the three months ended September 30, 2016, was $57,238, or 2.8% of revenue, versus net loss of $97,742, or 6.7% of revenue, for the same period in 2015.

Nine months Ended September 30, 2016 versus Nine months Ended September 30, 2015

Revenue
Our revenues in the first nine months of 2016 were $5,322,573 compared to $4,244,885 in 2015, an increase of $1,077,688, or 25.4%. Professional fees revenue was $2,655,006 versus $3,329,766, a decrease of 20.3%, and software revenue was $2,667,567 versus $915,119, an increase of 191.5%. The decrease in our professional fees revenue is primarily due to the expiration of two U.S. federal government prime short-term contracts and several subcontracts that were active in the first nine months of 2015. In addition, there were several offsetting increases and decreases in activity under continuing contracts. The increase in our software revenue in 2016 versus the same period in 2015 is primarily due to a few larger U.S. federal government agency orders for Adobe and Micro Focus licenses and software maintenance, and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit
Gross profit was $1,439,504, or 27.0% of revenue in the first nine months of 2016 versus $1,364,715, or 32.1% of revenue in the first nine months of 2015. For the nine months ended September 30, 2016, $1,145,725 of the gross profit was attributable to professional fees at a gross profit percentage of 43.2%, and $293,779 of the gross profit was attributable to software sales at a gross profit percentage of 11.0%. In the same period in 2015, we reported gross profit for professional fees of $1,306,157, or 39.2% of professional fees revenue and $58,558, for software sales, or 6.4% of software sales. Gross profit from professional fees decreased with the decrease in revenue, yet gross profit as a percentage of revenue increased due to the timing of revenue recognition of certain fixed price contracts. In 2015 we had a fixed price contract that was affected negatively by timing, accumulating direct costs without certainty of achieving billable deliverables. That revenue was ultimately recognized in the fourth quarter of 2015. Gross profit on software sales increased in terms of dollars due to the increase in sales and to an increase in the first nine months of 2016 over the first nine months of 2015 in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. The increase in gross profit percentage is due exclusively to the increase in referral fees. There has been considerable downward pressure on margins for software sales over the last few years due to the use by U.S. federal government agencies of new bidding processes such as reverse auctions. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $1,451,423, or 27.3% of revenues, in the first nine months of 2016 versus $1,301,322, or 30.7% of revenues, in the first nine months of 2015. These expenses increased $150,101, or 11.5%. Since the first nine months of 2015, we have added an additional member of our sales staff, experienced increases in the costs of providing health insurance and other fringe benefits to our employees, incurred expenses for training our staff in programming and on the latest developments in supporting the third party software we sell, experienced increases in legal expenses with regard to contracts, utilized more labor in developing our bids and proposals for new contracts, and have increased certain aspects of our business insurance coverage.

Commission expense was $408,695, or 7.7% of revenues, in the first nine months of 2016 versus $349,295, or 8.2% of revenues, in the first nine months of 2015. This increase of $59,400, or 17.0%, is due to increases in gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson, and an increase in referral fees earned for facilitating sales directly from our suppliers to customers we introduced, for which there are little to no direct costs.

Net loss
Net loss for the nine months ended September 30, 2016, was $413,265, or 7.8% of revenue, versus net loss of $278,222, or 6.6% of revenue, for the same period in 2015.

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2016, were sufficient to provide financing for our operations. Our net cash provided by the combination of our operating and investing activities in the first nine months of 2016 was $629,609. This net cash provided, when added to a beginning balance of $2,167,928, yielded cash and cash equivalents of $2,797,537 as of September 30, 2016. Prepaid expenses and other current assets decreased $105,775 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Deferred revenue decreased $117,248 due to the recognition of revenue over time from maintenance contracts on software sales. Accounts payable, accrued payroll and accrued expenses increased $1,086,156 due to the timing of product and maintenance orders placed by our U.S. federal government customers immediately before their fiscal year end of September 30, and commissions payable decreased $51,528. We had no non-current liabilities as of September 30, 2016.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2017. As of September 30, 2016, no amounts were outstanding under this line of credit.

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

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2016

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

Information Analysis Incorporated (Registrant)

Date: November 14, 2016	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: November 14, 2016	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer