Form 10-K
period 2016-12-31
INFORMATION ANALYSIS INC
filed 2017-03-31
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 7,146,068 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2016, was approximately $1,286,292. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2017, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview of Market

Founded in 1979, Information Analysis Incorporated (“We”, the “Company”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to Small Business Administration, Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, Department of Homeland Security, Treasury Department, Department of Agriculture, Department of Energy, Department of Education, U.S. Army, U.S. Air Force, and Department of Veterans Affairs. At present, we primarily apply our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions) for various agencies of the federal government, data analytics, and legacy software migration and modernization.

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

Over the last few years there has been a pronounced emphasis within the U.S. federal government to employ more form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android operating system. Working with Adobe’s latest version of Adobe Experience Manager (AEM), we have been able to build applications for several federal clients employing mobile devices, as well as converting paper-based forms into “dynamic” or “adaptive” forms.

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

Opportunities for our modernization expertise are expanding as government agencies and private companies are being driven for various reasons, including increased funding by federal and state legislatures, to address the upgrading of their legacy systems. One reason is the difficulty of finding and retaining staff with outdated technical skills, many of which are possessed only by senior programmers nearing retirement. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and data base languages are generally poorly supported by their providers. Additionally, maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. We expect that this remaining decade should see an upsurge of movement and change as organizations revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive enterprise products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. IAI, in conjunction with strategic partners, such as Micro Focus and Software Mining, offers its own conversion tool set and those of its partners in addressing this need and positioning us to uniquely deliver successful results. It is difficult to determine the exact size of this segment, but even a minor share of this market would represent significant prospective customers with meaningful opportunities. In December 2016, we were notified that IAI was one of a number of subcontractors that were part of a prime contractor’s team that was awarded a contract with the Small Business Administration’s (SBA) 504 loan program. Under the contract, IAI personnel will be providing analysis and modernization activities to the SBA program platform.

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

Concentrating on the niche of electronic forms-related web applications (including securing digital content and documents) through our solutions partner relationship with Adobe AEM products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2017 and beyond and leverage the company’s reputation with existing federal customers to penetrate other agencies. We will be able to reference successful projects completed or in development for various components of the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, Department of Agriculture, Department of Education, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

As a recent example of our capability, IAI was contracted by the US Citizenship and Immigration Services agency (USCIS) to provide technical and design support to complete development of an enhanced Form I-9 (Employment Eligibility Verification) that incorporates drop-down menus, helper text and hover text that embed the instructions into the form, field logic, error messages and form validation into a fillable PDF format. IAI’s successful programming of the enhanced form per our client’s requirements led to the form’s recent release to the Office of Management and Budget (OMB) by USCIS for review and comment following a public comment period.

In an effort to increase IAI’s profile and visibility in the expanding digital technology marketplace, IAI personnel have actively participated in industry programs such as the Adobe Digital Government Assembly and the Department of Homeland Security’s Government Forms Forum, which bring together senior government officials, technology leaders and information technology leaders interested in advances in digital technology applications. IAI senior staff typically participate in related panel discussions and IAI exhibits its digital related competencies and innovative capabilities to the attendees.

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, over the last several years, we have aggressively pursued strategic business relationships with certain leading-edge technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, data analytics, cybersecurity, malware protection, real-time data analytics, business intelligence, and mobile applications.

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

Along this line we have entered into a reseller partnership with a company, Neo Technology, which has developed a state of the art software suite called Neo4j, which provides analysts with unprecedented capabilities to search multiple sources of data in performing data analytics. It is an open source graphical database that is being used by a number of large corporations and analytical entities for multiple purposes including fraud detection and prevention. Graph databases offer new methods of uncovering fraud and scams with a high-level of accuracy, and are capable of stopping fraud scenarios in real-time before their impact can become excessively damaging.

In recognition of the increased emphasis on cybersecurity threats affecting our customer base, IAI intends to offer unique product and information technology solutions to combat the types of mobility, computer and communications threats seriously affecting the well-being of military and government organizations, healthcare organizations, as well as private companies. To that end we are entering into “reseller” relationships with certain product companies that offer encryption, cybersecurity, and malware protection solutions with the intent to leverage our long standing existing relationships with customers to introduce such products for adoption by applicable federal agencies and other clients.

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

In January 2017, we were notified that IAI’s team, for which we assumed a subcontractor role, was one of a number of small business awardees on the Defense Logistics Agency’s (DLA) J6 Enterprise Technical Services (JETS) contract. The DLA JETS contract is a five-year, $6.015B ceiling, base Indefinite Delivery Indefinite Quantity (IDIQ) contract. JETS is now DLA’s contract vehicle of choice for a full range of IT services as well as technical and management expertise that supports applications, software, hardware, infrastructure, and systems, across the DLA Enterprise. Additionally, this contract is available for use by other Department of Defense agencies and organizations. DLA’s contracting office has repeatedly expressed their willingness to allow fellow members of the Defense Department community to take advantage of the contract’s broad Labor Category structure and extremely competitive rates.

In a further effort to expand our exposure to new IT opportunities reserved for certain government set-asides, we entered into an SBA approved Mentor-Protégé agreement with Dodge City Communications Inc. (dba Federal City Contractors SDVOSB (“FEDCITY”)). This three year agreement, beginning on January 6, 2017, provides a mechanism for IAI, acting as a mentor, to provide certain forms of assistance including, but not limited to management, technical, administrative, contractual and business development to FEDCITY. This support is intended to facilitate FEDCITY’s ongoing development as an effective government contractor and open the door to federal contracting opportunities and set-asides that favor such teaming arrangements between our two companies.

Certain government contracts related to IAI’s business are now limiting future awards to companies certified under designated quality management systems such as ISO 9001:2015. The ISO 9001 family of quality management systems is designed to help organizations ensure that they meet the needs of customers and other stakeholders while meeting statutory and regulatory requirements related to a product or program. Third-party certification bodies provide independent confirmation that organizations meet the requirements of ISO 9001. In the second half of 2016, IAI developed the processes and procedures required by the ISO 9001:2015 so as to be in compliance with this standard and expand our ability to bid on future contracts that require such certification. We received notice by the independent registrar that IAI passed the Stage One audit and was cleared for the final Stage Two review and audit. We anticipate this certification audit to occur in or about the second quarter of 2017.

Backlog

As of December 31, 2016, we estimated our backlog at approximately $17.1 million over the next three years, of which $3.2 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Competition

In the ever expanding realm of enterprise-based web content management systems, there are a number of small and large companies offering such software products and related consulting services. We believe that the Adobe Experience Manager product suite will continue to dominate in the future against such competition, including offerings such as Microsoft’s SharePoint solution. AEM has performed well in the federal marketplace due to its full offering of powerful capabilities such as Cloud integration and intuitive customization. Adobe Experience Manager is a solution that optimizes the authoring, management and delivery of digital media and content across owned channels, including Web, mobile, email, print and social communities. In 2016, Gartner named Adobe as a leader for the fourth year in a row in its Magic Quadrant for Mobile Application Development Platforms report. In addition, Gartner named Adobe as a leader in its 2016 Magic Quadrant for Digital Marketing Analytics research report.

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

Employees

As of December 31, 2016, we employed 20 full-time and 5 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 9 individuals for professional information technology services. Approximately 99% of our professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

U.S. federal government contracts generally contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

■
terminate our existing contracts;
■
reduce potential future income from our existing contracts;
■
modify some of the terms and conditions in our existing contracts;
■
suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;
■
impose fines and penalties;
■
subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract;
■
suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
■
decline to exercise an option to extend an existing multiple year contract; and
■
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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock:

	Fiscal Year Ended December 31, 2016				Fiscal Year Ended December 31, 2015
	Quarter Ended:				Quarter Ended:
	3/31/16	6/30/16	9/30/16	12/31/16	3/31/15	6/30/15	9/30/15	12/31/15
High	$0.19	$0.19	$0.19	$0.18	$0.21	$0.25	$0.18	$0.17
Low	$0.12	$0.13	$0.14	$0.12	$0.17	$0.18	$0.16	$0.13

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

Holders

As of December 31, 2016, we had 106 holders of record of our Common Stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders1,2	1,313,000	$0.22	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,313,000	$0.22	1,000,000

1 The Company has a stock incentive plan, which became effective June 1, 2016, and expires April 4, 2066 (the “2016 Plan”). The 2016 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options granted under the 2016 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.
2 The Company had a stock incentive plan, which became effective May 18, 2006, and expired April 12, 2016 (the “2006 Plan”). The 2006 Plan provided for the granting of equity awards to employees and directors. Options granted under the 2006 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2016 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2016.

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

Overview

In 2016, we had a net loss of $554,000. Our stockholders’ equity was $1,633,000 at December 31, 2016. Our gross profit decreased by $550,000, while total revenue increased $514,000. The revenue increase is due to increases in sales of software and related third party maintenance contracts, which generally offer lower margins than sales of professional services. Revenue from fees for professional services decreased $1,266,000, and software sales noted above increased $1,780,000. Gross profit decreased to 44.1% in 2016 from 45.3% in 2015 for professional services and decreased to 9.7% in 2016 from 16.8% in 2015 for software sales. Our expenses related to selling, general and administrative infrastructure increased 7.5%, due mostly to increases in non-billable labor costs, costs for bids and proposals, and increases in insurance costs, including health insurance.

Cash and cash equivalents decreased $273,000 due to operating losses sustained. We were able to operate throughout 2016 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years Ended
	December 31, 2016	December 31, 2015
Professional fees	50.4%	75.0%
Software sales	49.6%	25.0%
Total revenues	100.0%	100.0%
Cost of professional fees	28.2%	41.0%
Cost of software sales	44.7%	20.8%
Total cost of revenues	72.9%	61.8%
Gross profit	27.1%	38.2%
Operating expenses
Selling, general and administrative	(27.9%)	(28.1%)
Commissions expense	(7.6%)	(9.0%)
(Loss) income from operations	(8.4)%	1.1%
Other income	0.2%	0.2%
(Loss) income before income taxes	(8.2)%	1.3%
Provision for income taxes	(0.0%)	(0.0%)
Net (loss) income	(8.2)%	1.3%

2016 Compared to 2015

Revenue. Total revenue for 2016 increased $514,000, or 8.3%, to $6.73 million from $6.21 million in 2015. Revenue from professional services fees decreased $1,266,000 or 27.2%, to $3.39 million in 2016 from $4.66 million in 2015. The decrease in our revenue from professional services fees is primarily due to the completion of several projects that began in prior years, some of which ended in 2015 and some in 2016. One such contract which had defined deliverables accounted for $753,000 of this decrease. Revenue from software sales increased $1,780,000, or 114.4%, to $3.34 million in 2016 from $1.56 million in 2015. Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand. Revenue from software sales comprised 49.6% of total sales in 2016, compared to 25.0% of total sales in 2015.

Gross Profit. Gross profit decreased $550,000, or 23.2% in 2016 versus 2015. Gross profit on professional fees revenue is generally higher than gross profit on software sales, as software sales in 2016 and in 2015 were primarily sales of third party products and related third party maintenance contracts. Gross profit as a percentage of revenue decreased to 27.1% of revenue in 2016 from 38.2% of revenue in 2015. Gross profit from professional fees was $1,497,000, or 44.1% of professional fees revenue, in 2016 while gross profit from professional fees was $2,111,000, or 45.3% of professional fees revenue, in 2015. Gross profit from software sales was $325,000, or 9.7% of software sales revenue, in 2016 while gross profit from software sales was $261,000, or 16.8% of software sales revenue, in 2015. The modest increase in gross profit due to increases in software sales was not significant enough to offset the decreases in gross profit due to decreases in professional fees revenue.

Selling, General and Administrative. Selling, general and administrative expense for 2016 increased $131,000 to $1.88 million, or 27.9% of revenue, from $1.75 million, or 28.1% of revenue, in 2015. The increase is due to increases in sales and administrative labor cost, costs for technical training of employees, costs associated with submitting bids and proposals, and increases in the costs of business insurance and employee health insurance, offset in part by decreases in overhead labor and temporary personnel.

Commission Expense. Commission expense in 2016 was $507,000, or 7.5% of revenue, versus $556,000, or 8.9% in 2015. Commission expenses vary with income generated from contracts sold by our commission-based sales associates.

Outlook. In January 2017, we began work on a new contract that is expected to add approximately $135,000 per month for up to three years to professional services revenue. In addition, we intend to aggressively pursue professional services opportunities under the DLA JETS contract awarded to IAI’s team as referenced in our Description of Business and Strategy section above.

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

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2016, net cash used in operating and investing activities was $272,556. Our net cash used, when added to a beginning balance of $2,167,928, yielded cash and cash equivalents of $1,895,372 at December 31, 2016. Our accounts receivable balances decreased $140,642. Our accounts payable and accrued expenses balances collectively increased $251,257 due largely to the supplier cost of the software related to one late-2016 software sale. Our prepaid expenses and other current assets accounts increased $60,216, and our deferred revenue accounts increased $33,933. Our prepaid expenses and deferred revenue accounts are largely composed of the costs and revenue, respectively, of sales of software maintenance contracts for which we recognize the costs and revenue ratably over the life of the maintenance contract. We had no non-current liabilities at December 31, 2016.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2017. As of December 31, 2016, we were in default of a covenant to maintain a minimum tangible net worth of $1,800,000. Our bank has issued a waiver of the default through the expiration of the current term of the line of credit. At that time the bank will review our balance sheets and results of operations for 2017. We anticipate the bank will renew our line of credit with some adjustment to terms, covenants, or both, but we can provide no assurance that the bank will indeed renew the line of credit nor renew it under terms we deem favorable. As of December 31, 2016, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2016.

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements beyond twelve months from the filing of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Analysis Incorporated

We have audited the accompanying balance sheets of Information Analysis Incorporated (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended. Information Analysis Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Analysis Incorporated as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

/s/ CohnReznick LLP

Tysons, Virginia
March 31, 2017

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,895,372	$2,167,928
Accounts receivable, net	1,157,387	1,298,029
Prepaid expenses and other current assets	663,556	603,340
Notes receivable	2,630	-
Total current assets	3,718,945	4,069,297

Property and equipment, net of accumulated depreciation
and amortization of $407,302 and $379,044	27,198	42,039
Other assets	6,281	6,281

Total assets	$3,752,424	$4,117,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,974	$64,599
Commissions payable	853,340	959,052
Deferred revenue	615,035	581,102
Other accrued liabilities	396,081	74,472
Accrued payroll and related liabilities	206,475	261,202
Total liabilities	2,119,905	1,940,427

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,844,376 shares issued, 11,201,760 shares outstanding as of December 31, 2016 and 2015, respectively	128,443	128,443
Additional paid-in capital	14,631,362	14,622,352
Accumulated deficit	(12,197,075)	(11,643,394)
Treasury stock, 1,642,616 shares at cost at December 31, 2016 and 2015	(930,211)	(930,211)

Total stockholders’ equity	1,632,519	2,177,190

Total liabilities and stockholders’ equity	$3,752,424	$4,117,617

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	For the years ended December 31,
	2016	2015
Revenues
Professional fees	$3,392,358	$4,658,338
Software sales	3,336,435	1,556,247
Total revenues	6,728,793	6,214,585

Cost of revenues
Cost of professional fees	1,894,898	2,546,912
Cost of software sales	3,011,233	1,295,120
Total cost of revenues	4,906,131	3,842,032

Gross profit	1,822,662	2,372,553

Selling, general and administrative expenses	1,879,208	1,748,330
Commissions expense	506,908	556,099

(Loss) income from operations	(563,454)	68,124
Other income	9,773	10,206

(Loss) income before provision for income taxes	(553,681)	78,330
Provision for income taxes	-	-

Net (loss) income	$(553,681)	$78,330

Comprehensive (loss) income	$(553,681)	$78,330

Net (loss) income per common share – basic	$(0.05)	$0.01

Net (loss) income per common share – diluted	$(0.05)	$0.01

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,310,387

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2014	12,844,376	$128,443	$14,613,887	$(11,721,724)	$(930,211)	$2,090,395

Net income	-	-	-	78,330	-	78,330

Stock option compensation	-	-	8,465	-	-	8,465

Balances, December 31, 2015	12,844,376	128,443	14,622,352	(11,643,394)	(930,211)	2,177,190

Net loss	-	-	-	(553,681)	-	(553,681)

Stock option compensation	-	-	9,010	-	-	9,010

Balances, December 31, 2016	12,844,376	$128,443	$14,631,362	$(12,197,075)	$(930,211)	$1,632,519

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(553,681)	$78,330
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	28,258	29,866
Stock option compensation	9,010	8,465
Bad debt expense	7,635	107
Forgiveness of note receivable	-	7,863
Changes in operating assets and liabilities
Accounts receivable	133,007	(327,515)
Prepaid expenses and other current assets	(60,216)	156,642
Accounts payable, accrued payroll and related liabilities, and	251,257	(3,854)
other accrued liabilities
Commissions payable	(105,712)	(57,995)
Deferred revenue	33,933	(156,892)

Net cash used in operating activities	(256,509)	(264,983)

Cash flows from investing activities:
Acquisition of property and equipment	(13,417)	(18,230)
Increase in notes receivable – employees	(5,768)	-
Payments received on notes receivable – employees	3,138	1,135

Net cash used in investing activities	(16,047)	(17,095)

Net decrease in cash and cash equivalents	(272,556)	(282,078)

Cash and cash equivalents, beginning of the year	2,167,928	2,450,006

Cash and cash equivalents, end of the year	$1,895,372	$2,167,928

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

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

Prompt payment discounts taken and expected to be taken by customers in conjunction with orders received under the Company’s General Services Administration Multiple Award Schedule (“GSA Schedule”) are reflected as a reduction in the the Company’s revenue.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $0 at December 31, 2016 and 2015. Prompt payment discounts offered and expected to be taken by customers in conjunction with orders received under the Company’s GSA Schedule are reflected as a reduction in the the Company’s accounts receivable.

Notes Receivable

The Company has outstanding notes receivable and accrued interest from two non-officer employees at December 31, 2016. The first bears interest at 3.5% and is payable semi-monthly in 36 installments through August 10, 2017. The second bears interest at 3.5% and is payable semi-monthly in 36 installments through September 22, 2017.

The Company forgave a note receivable from a non-officer employee during 2015 in the amount of $7,863. There were no notes receivable outstanding at December 31, 2015.

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

Stock-Based Compensation

At December 31, 2016, the Company had the stock-based compensation plans described in Note 9 below. Total compensation expense related to these plans was $9,010 and $8,465 for the years ended December 31, 2016 and 2015, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

Earnings Per Share

The Company’s earnings per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. 27,568 shares representing the dilutive effect of stock options were excluded from diluted earnings per share for the year ended December 31, 2016, due to the net loss reported for the period. 108,627 shares representing the dilutive effect of stock options were included in diluted earnings per share for the year ended December 31, 2015.

Concentration of Credit Risk

In the year ended December 31, 2016, our prime contracts with U.S. government agencies generated 75.0% of our revenue, subcontracts under federal procurements generated 12.0% of our revenue, and 13.0% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, three individual contracts generated 19.5%, 10.3% and 9.0% of our revenue, respectively. One commercial customer generated 8.3% of our revenue.

In the year ended December 31, 2015, our prime contracts with U.S. government agencies generated 62.5% of our revenue, subcontracts under federal procurements generated 23.5% of our revenue, 13.8% of our revenue came from commercial contracts, and 0.2% of our revenue came from state and local government contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 19.9% and 17.7% of our revenue, respectively. One customer under which we subcontract for multiple U.S. government agencies accounted for 12.5% of our revenue. One commercial customer accounted for 10.3% of our revenue.

The Company sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 49.6% of total revenue in 2016 and 25.0% of revenue in 2015.

At December 31, 2016, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 39.1% and 30.0% of the Company’s outstanding accounts receivable, respectively.

At December 31, 2015, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 27.8% and 18.7% of the Company’s outstanding accounts receivable, respectively, and receivables from two customers based on subcontracts under federal procurements that represented 11.7% and 10.6%, respectively, of the Company’s outstanding accounts receivable.

Related Party Transactions

The Company’s Director of Human Resources is the spouse of the Senior Vice President and Chief Operating Officer of the Company. During the years ended December 31, 2016 and 2015, she earned $133,309 and $124,647, respectively, as an employee of the Company.

Mark T. Krial, a member of the Company's Board of Directors (joined in April 2016), currently serves as president of Marathon TS, Inc. (“Marathon”), an IT and professional services firm which serves the federal government and commercial markets. Revenues from Marathon totaled approximately $11,000 and $0 during the years ended December 31, 2016 and 2015, respectively.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is required to adopt ASU 2016-09 in the first quarter of 2017, and does not believe the adoption will have a material effect on its financial statements.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

2.
Receivables

Accounts receivable at December 31, 2016 and 2015, consist of the following:

	2016	2015
Billed-federal government	$693,321	$754,540
Billed-commercial and other	67,201	180,474
Total billed	760,522	935,014
Unbilled	396,865	363,015
Allowance for doubtful accounts	-	-
Accounts receivable, net	$1,157,387	$1,298,029

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

The following table represents the fair value hierarchy for our financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3
December 31, 2016
Money market funds	$1,611,799	$-	$-
Total	$1,611,799	$-	$-

December 31, 2015
Money market funds	$1,912,188	$-	$-
Total	$1,912,188	$-	$-

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

4.
Fixed Assets

A summary of fixed assets and equipment at December 31, 2016 and 2015, consist of the following:

	2016	2015
Furniture and equipment	$110,042	$110,042
Computer equipment and software	317,644	304,656
Leasehold Improvements	6,814	6,385
Subtotal	434,500	421,083
Less: accumulated depreciation and amortization	(407,302)	(379,044)
Total	$27,198	$42,039

Depreciation and amortization expense for the years ended December 31, 2016 and 2015, was $28,258 and $29,866, respectively.

5.
Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. The credit agreement includes an interest rate indexed to 3.00% above the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”). The line of credit will next expire on May 31, 2017. The draws against the line are limited by varying percentages of the Company’s eligible accounts receivable. The draw limit at December 31, 2016 was $650,597. The bank is granted a security interest in all company assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2016 was 3.744%. At December 31, 2015, the effective rate was 3.40%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank. As of December 31, 2016, the Company was in default of the minimum tangible net worth covenant. The bank issued a waiver of the default through the expiration of the current term of the line of credit. There was no outstanding balance on the line of credit at December 31, 2016 or 2015.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

6.
Commitments and Contingencies

Operating Leases

The Company leases facilities under long-term operating lease agreements through May 2021. Rent expense was $99,994 and $100,914 for the years ended December 31, 2016 and 2015, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2017	$95,405
	2018	103,512
	2019	106,617
	2020	109,816
	2021	55,719
Total minimum rent payments		$471,069

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.
Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at
December 31, 2016 and 2015, are as follows:

	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,702,400	$5,453,200
Accrued commissions	285,900	324,600
Accrued vacation	32,500	35,900
AMT tax credit carryforward	6,600	6,600
Fixed assets	(2,100)	48,200
Other	6,000	8,000
Subtotal	6,031,300	5,876,500
Valuation allowance	(6,031,300)	(5,876,500)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2016	2015
(Loss) income before taxes	$(553,681)	$78,330
Income tax (benefit) expense on above amount at federal statutory rate	$(188,300)	$26,600
State income tax (benefit) expense, net of federal (benefit) expense	(22,100)	3,100
Permanent differences	6,000	6,600
Other	49,600	(6,800)
Change in valuation allowance	154,800	(29,500)
Provision for income taxes	$-	$-

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2016 and 2015 consists of the following:

	December 31,
Current income taxes	2016	2015
Federal	$-	$13,800
State	-	1,600
Alternative minimum tax	-	-
Benefit from utilization of net operating losses	-	(15,400)
	-	-
Deferred taxes	-	-
	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $15.0 million, which expire, if unused, between the years 2017 and 2036.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2016 and 2015, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company for 2013, 2014, and 2015 are subject to examination by income taxing authorities, generally for three years after each was filed.

8.
Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (“CODA”), which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2016 and in 2015, the Company matched 25% of the first 6% of the participants’ elective deferrals. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2016 or 2015. Expenses for matching contributions for the years ended December 31, 2016 and 2015 were $27,463 and $27,685, respectively.

9.
Stock Options and Warrants

During the year ended December 31, 2016, the Company had two stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. The fair values of option awards granted in 2016 and 2015 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2016	2015
Risk free interest rate	0.70% - 1.73%	1.61% - 1.97%
Dividend yield	0%	0%
Expected term	2-10 years	5-10 years
Expected volatility	34.9 – 50.4%	41.2 – 54.2%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At December 31, 2016, there were no options yet issued under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 1,268,000 and 1,193,000 unexpired exercisable options remaining from the 2006 Plan at December 31, 2016 and 2015, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2016, and changes during the years ended December 31, 2016 and 2015, were as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share
Balance at December 31, 2014	1,264,000	$0.26
Options granted	20,000	0.20
Options expired or forfeited	(91,000)	0.42
Balance at December 31, 2015	1,193,000	0.24
Options granted	285,000	0.24
Options expired or forfeited	(165,000)	0.42
Balance at December 31, 2016	1,313,000	$0.22

The following table summarizes information about options at December 31, 2016:

Options outstanding				Options exercisable
Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value	Total shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
1,313,000	$0.22	5.19	$695	1,268,000	$0.22	5.06	$695

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

Nonvested stock option awards as of December 31, 2016, and changes during the year ended December 31, 2016, were as follows:

	Nonvested
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2015	49,500	$0.07
Granted	285,000	0.04
Vested	(254,500)	0.04
Expired before Vesting	(35,000)	0.05
Balance at December 31, 2016	45,000	$0.07

As of December 31, 2016 and 2015, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $697 and $6,594, respectively, which is expected to be recognized over a weighted average period of 6 months and 5 months, respectively.

10.
(Loss) Earnings Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Net (Loss) Income	Shares	Per Share Amount
Basic net loss per common share for the year ended December 31, 2016:
Loss available to common stockholders	$(553,681)	11,201,760	$(0.05)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the year ended December 31, 2016:	$(553,681)	11,201,760	$(0.05)

Basic net income per common share for the year ended December 31, 2015:
Income available to common stockholders	$78,330	11,201,760	0.01
Effect of dilutive stock options	-	108,627	-
Diluted net income per common share for the year ended December 31, 2015:	$78,330	11,310,387	0.01

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

11.
Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2016 and 2015:

	2016	2015
Deferred costs of software sales	$596,724	$563,036
Prepaid rent	8,883	8,624
Prepaid insurance	13,774	13,633
ISO 9001	18,166	-
Other	26,009	18,047

Total	$663,556	$603,340

The following table summarizes the Company’s other current liabilities as of December 31, 2016 and 2015:

	2016	2015
Accrued costs of software sales	$337,560	$8,432
Accrued accounting and auditing expense	46,500	48,750
Other	12,021	17,290

Total	$396,081	$74,472

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
(1)                  Financial Statements

(as presented in Item 8 of this Annual Report)  Page

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

Date: March 31, 2017	By:	/s/ Sandor Rosenberg
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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	March 31, 2017
Sandor Rosenberg

/s/ Mark T. Krial	Director	March 31, 2017
Mark T. Krial

/s/ Charles A. May	Director	March 31, 2017
Charles A. May

/s/ William Pickle	Director	March 31, 2017
William Pickle

/s/ Bonnie K. Wachtel	Director	March 31, 2017
Bonnie K. Wachtel

/s/ James D. Wester	Director	March 31, 2017
James D. Wester

/s/ Richard S. DeRose	Director	March 31, 2017
Richard S. DeRose

/s/ Matthew T. Sands	Director	March 31, 2017
Matthew T. Sands

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2013, and filed on March 31, 2014
10.13	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated April 21, 2015.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2015, and filed on May 15, 2015
10.14	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 26, 2016.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2016, and filed on August 11, 2016
10.15	Sixth Modification of Lease, dated December 9, 2016, to extend term of lease four years.	Filed with this Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K