Form 10-Q
period 2017-03-31
INFORMATION ANALYSIS INC
filed 2017-05-11
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-22405
Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road
Suite 201
Fairfax, Virginia 22030
(Address of principal executive offices, Zip Code)

(703) 383-3000
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2017, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,762,522	$1,895,372
Accounts receivable, net	1,055,404	1,157,387
Prepaid expenses and other current assets	433,136	663,556
Notes receivable, current	4,162	2,630
Total current assets	3,255,224	3,718,945

Property and equipment, net	21,679	27,198
Other assets	6,281	6,281
Total assets	$3,283,184	$3,752,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$234,911	$48,974
Commissions payable	816,840	853,340
Deferred revenue	365,132	615,035
Accrued payroll and related liabilities	226,769	206,475
Other accrued liabilities	38,982	396,081
Total liabilities	1,682,634	2,119,905

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of March 31, 2017 and December 31, 2016	128,443	128,443
Additional paid-in capital	14,631,009	14,631,362
Accumulated deficit	(12,228,691)	(12,197,075)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,600,550	1,632,519
Total liabilities and stockholders' equity	$3,283,184	$3,752,424

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Revenues:
Professional fees	$1,020,033	$841,037
Software sales	461,615	627,289
Total revenues	1,481,648	1,468,326

Cost of revenues:
Cost of professional fees	534,746	548,393
Cost of software sales	447,057	562,260
Total cost of revenues	981,803	1,110,653

Gross profit	499,845	357,673

Selling, general and administrative expenses	418,786	516,970
Commissions expense	114,633	53,403

Loss from operations	(33,574)	(212,700)

Other income	1,958	2,430

Loss before provision for income taxes	(31,616)	(210,270)

Provision for income taxes	-	-

Net loss	$(31,616)	$(210,270)

Net loss per common share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(31,616)	$(210,270)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,519	7,779
Stock-based compensation, net of forfeitures	(353)	666
Changes in operating assets and liabilities:
Accounts receivable	101,983	588,120
Prepaid expenses and other current assets	230,420	184,925
Accounts payable	185,937	29,137
Accrued payroll and related liabilities, and other
accrued liabilities	(336,805)	(56,516)
Commissions payable	(249,903)	(101,487)
Deferred revenue	(36,500)	(212,438)

Net cash (used in) provided by operating activities	(131,318)	229,916

Cash flows from investing activities:
Acquisition of property and equipment	-	(7,158)
Increase in notes receivable - employees	(2,500)	(5,768)
Payments received on notes receivable - employees	968	280

Net cash used in investing activities	(1,532)	(12,646)

Net (decrease) increase in cash and cash equivalents	(132,850)	217,270

Cash and cash equivalents, beginning of the period	1,895,372	2,167,928

Cash and cash equivalents, end of the period	$1,762,522	$2,385,198

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2017 (the “Annual Report”). The accompanying December 31, 2016 balance sheet and financial information was derived from our audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2017 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 31, 2017.

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

Income Taxes

As of March 31, 2017, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2018.

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

Prompt payment discounts taken and expected to be taken by customers in conjunction with orders received under the Company’s General Services Administration Multiple Award Schedule (“GSA Schedule”) are reflected as a reduction in the Company’s revenue.

2.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), or other standard setting bodies that the Company adopts as of the specified effective date.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”). This new standard will supercede nearly all existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Topic 606” ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption. While the amount of disclosures and types of disclosures will change regarding revenue recognition, the Company believes the ultimate impact of adopting this new standard will be the potential for moderate shifts in the timing of revenue recognition from certain types of customer contracts.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing" issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company is also evaluating the financial statement impact related to the updated guidance provided by these three new ASUs.

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” to provide additional guidance and reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

3.
Stock-Based Compensation

During the three months ended March 31, 2017, the Company had two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2016 Plan are generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2016 Plan cannot exceed 1,000,000. At March 31, 2017, there were no options yet issued under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2016 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 1,289,500 and 1,240,000 unexpired options remaining from the 2006 Plan at March 31, 2017 and 2016, respectively.

The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance. The fair values of option awards granted in the three months ended March 31, 2017 and 2016, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended March 31,
	2017	2016
Risk free interest rate	n/a	1.15% - 1.55%
Dividend yield	n/a	0%
Expected term	n/a	5 years
Expected volatility	n/a	34.9% - 35.0%

A summary of the activity under the stock incentive plans as of March 31, 2017, and changes during the quarter then ended is presented below.

Incentive Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue
Outstanding at January 1, 2017	1,313,000	$0.22
Granted	-	-
Exercised	-	-
Expired	(3,500)	0.42
Forfeited	(20,000)	0.13
Outstanding at March 31, 2017	1,289,500	$0.22	4.9	$37,098
Exercisable at March 31, 2017	1,269,500	$0.23	4.8	$35,898

There were no options granted during the three months ended March 31, 2017, and the weighted-average grant date fair value of options granted during the three months ended March 31, 2016, was $0.04. There were no options exercised during the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was $250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of four months.

Total compensation expense related to these plans was $259 and $666 for the quarters ended March 31, 2017 and 2016, respectively, none of which related to options awarded to non-employees. Compensation expense relating to prior periods of $612 were reversed in the quarter ended March 31, 2017, from options that were forfeited prior to vesting.

Nonvested option awards as of March 31, 2017 and changes during the three months ended March 31, 2017 were as follows:

	Shares	Weighted average grant date fair value
Nonvested at January 1, 2017	45,000	$0.07
Granted	-
Vested	(5,000)	0.08
Forfeited	(20,000)	0.04
Nonvested at March 31, 2017	20,000	$0.05

4.
Revolving line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2017. As of March 31, 2017, the Company was in default of a covenant to maintain a minimum tangible net worth of $1,800,000. The Company’s bank has issued a waiver of the default through the expiration of the current term of the line of credit. At that time the bank will review the Company’s balance sheets and results of operations for 2017. The Company anticipates the bank will renew its line of credit with some adjustment to terms, covenants, or both, but can provide no assurance that the bank will indeed renew the line of credit nor renew it under terms deemed favorable to the Company. As of March 31, 2017, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

5.
Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 179,490 and 27,097 shares from stock options were excluded from diluted shares as of March 31, 2017 and 2016, respectively.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net Loss	Shares	Per Share Amount
Basic net loss per common share for the three months ended March 31, 2017:
Loss available to common stockholders	$(31,616)	11,201,760	$0.00
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2017	$(31,616)	11,201,760	$0.00

Basic net loss per common share for the three months ended March 31, 2016:
Loss available to common stockholders	$(210,270)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2016	$(210,270)	11,201,760	$(0.02)

6.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 10-K”) and in other filings with the Securities and Exchange Commission.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2016 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

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

In the three months ended March 31, 2017, our prime contracts with U.S. government agencies generated 61.9% of our revenue, subcontracts under federal procurements generated 27.2% of our revenue, and 10.9% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two individual contracts generated 22.3% and 13.0% of our revenue, respectively. One subcontract generated 18.1% of our revenue.

In the three months ended March 31, 2016, our prime contracts with U.S. government agencies generated 66.9% of our revenue, subcontracts under federal procurements generated 17.7% of our revenue, and 15.4% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 23.7% and 22.4% of our revenue, respectively. One commercial customer accounted for 10.6% of our revenue.

We sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 31.2% of total revenue in the first quarter of 2017 and 42.7% of revenue in the first quarter of 2016.

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Revenue

Our revenues in the first quarter of 2017 were $1,481,648 compared to $1,468,326 in the corresponding quarter in 2016, an increase of $13,322, or 0.9%. Professional fees revenue was $1,020,033 in the first quarter of 2017 versus $841,037 in the corresponding quarter in 2016, an increase of $178,996, or 21.3%, and software revenue was $461,615 in the first quarter of 2017 versus $627,289 in the first quarter of 2016, a decrease of 26.4%. Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several minor increases and decreases in activity under our other professional services contracts. The decrease in our software revenue in 2017 versus the same period in 2016 is due to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $499,845, or 33.7% of revenue in the first quarter of 2017 versus $357,673, or 24.4% of revenue in the first quarter of 2016. For the quarter ended March 31, 2017, $485,287 of the gross profit was attributable to professional fees at a gross profit percentage of 47.6%, and $14,558 of the gross profit was attributable to software sales at a gross profit percentage of 3.2%. In the same quarter in 2016, we reported gross profit for professional fees of $292,644, or 34.8%, of professional fee revenue, and gross profit of $65,029, or 10.4% of software sales. Gross profit from professional fees increased with the increase in revenue. Gross profit on software sales decreased in terms of dollars and as a percentage of sales due to a decrease in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $418,786, or 28.3% of revenues, in the first quarter of 2017 versus $516,970, or 35.2% of revenues, in the first quarter of 2016. These expenses decreased $98,184, or 19.0%, from the first quarter of 2016. The decreases are largely from decreases in overhead and sales labor, corresponding decreases in fringe benefits for that labor, and decreases in technical training and conferences.

Commission expense was $114,633, or 7.7% of revenues, in the first quarter of 2017 versus $53,403, or 3.6% of revenues, in the first quarter of 2016. This increase of $61,230, or 114.7%, is due to increases in gross profits on commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net loss

Net loss for the three months ended March 31, 2017, was $31,616, or 2.1% of revenue, versus net loss of $210,270, or 14.3% of revenue, for the same period in 2016.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2017, were sufficient to provide financing for our operations. Our net cash used by the combination of our operating and investing activities in the first three months of 2017 was $132,850. This net cash, when added to a beginning balance of $1,895,372, yielded cash and cash equivalents of $1,762,522 as of March 31, 2017. Prepaid expenses and other current assets decreased $230,420 due to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Deferred revenue decreased $249,903 due to the recognition of revenue over time from maintenance contracts on software sales. Commissions payable decreased $36,500 due to payouts of existing commissions payable balances occurring faster than new commissions earned. We had no non-current liabilities as of March 31, 2017.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2017. As of March 31, 2017, we were in default of a covenant to maintain a minimum tangible net worth of $1,800,000. Our bank has issued a waiver of the default through the expiration of the current term of the line of credit. At that time the bank will review our balance sheets and results of operations for 2017. We anticipate the bank will renew our line of credit with some adjustment to terms, covenants, or both, but we can provide no assurance that the bank will indeed renew the line of credit nor renew it under terms we deem favorable. As of March 31, 2017, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

Given our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for at least twelve months from the date of filing of this Form 10-Q.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2016.

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

Information Analysis Incorporated
(Registrant)

Date: May 11, 2017	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: May 11, 2017	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief