Form 10-Q
period 2017-06-30
INFORMATION ANALYSIS INC
filed 2017-08-14
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 9, 2017, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,967,558	$1,895,372
Accounts receivable, net	735,758	1,157,387
Prepaid expenses and other current assets	227,551	663,556
Notes receivable, current	3,226	2,630
Total current assets	2,934,093	3,718,945

Property and equipment, net	17,039	27,198
Other assets	6,281	6,281
Total assets	$2,957,413	$3,752,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,114	$48,974
Commissions payable	782,645	853,340
Accrued payroll and related liabilities	255,213	206,475
Deferred revenue	107,816	615,035
Other accrued liabilities	49,294	396,081
Total liabilities	1,268,082	2,119,905

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of June 30, 2017 and December 31, 2016	128,443	128,443
Additional paid-in capital	14,631,072	14,631,362
Accumulated deficit	(12,139,973)	(12,197,075)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,689,331	1,632,519
Total liabilities and stockholders' equity	$2,957,413	$3,752,424

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2017	2016
Revenues:
Professional fees	$1,271,440	$928,464
Software sales	2,784,676	894,230
Total revenues	4,056,116	1,822,694

Cost of revenues:
Cost of professional fees	679,233	492,332
Cost of software sales	2,739,543	804,616
Total cost of revenues	3,418,776	1,296,948

Gross profit	637,340	525,746

Selling, general and administrative expenses	426,148	505,601
Commissions expense	124,671	168,262

Income (loss) from operations	86,521	(148,117)

Other income	2,197	2,360

Income (loss) before provision for income taxes	88,718	(145,757)

Provision for income taxes	-	-

Net income (loss)	$88,718	$(145,757)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,544,756	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2017	2016
Revenues:
Professional fees	$2,291,473	$1,769,501
Software sales	3,246,291	1,521,519
Total revenues	5,537,764	3,291,020

Cost of revenues:
Cost of professional fees	1,213,979	1,040,725
Cost of software sales	3,186,600	1,366,876
Total cost of revenues	4,400,579	2,407,601

Gross profit	1,137,185	883,419

Selling, general and administrative expenses	844,934	1,022,571
Commissions expense	239,304	221,665

Income (loss) from operations	52,947	(360,817)

Other income	4,155	4,790

Income (loss) before provision for income taxes	57,102	(356,027)

Provision for income taxes	-	-

Net income (loss)	$57,102	$(356,027)

Net income (loss) per common share:
Basic	$0.01	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,508,431	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$57,102	$(356,027)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,159	15,301
Stock-based compensation, net of forfeitures	(290)	5,472
Bad debts	-	1,811
Changes in operating assets and liabilities:
Accounts receivable	421,629	153,084
Prepaid expenses and other current assets	436,005	390,675
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	(273,909)	499,573
Deferred revenue	(507,219)	(414,508)
Commissions payable	(70,695)	(86.936)

Net cash provided by operating activities	72,782	208,445

Cash flows from investing activities:
Acquisition of property and equipment	-	(9,707)
Increase in notes receivable - employees	(2,500)	(5,768)
Payments received on notes receivable - employees	1,904	1,227

Net cash used in investing activities	(596)	(14,248)

Net increase in cash and cash equivalents	72,186	194,197

Cash and cash equivalents, beginning of the period	1,895,372	2,167,928

Cash and cash equivalents, end of the period	$1,967,558	$2,362,125

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Business

Founded in 1979, Information Analysis Incorporated (the “Company”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations. We presently concentrate our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions), data analytics, cyber security applications, and legacy software migration and modernization for various agencies of the federal government. We provide software and services to government and commercial customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

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

There have been no changes in the Company’s significant accounting policies as of June 30, 2017 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 31, 2017.

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

Income Taxes

As of June 30, 2017, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2018.

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

The Company reports revenue on both gross and net bases on a transaction by transaction analysis using authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. Generally, sales of third-party software products such as Adobe and Micro Focus products are reported on a gross basis with the Company acting as the principal in these arrangements. This determination is based on the following: 1) the Company has inventory risk as suppliers are not obligated to accept returns, 2) the Company has reasonable latitude, within economic constraints, in establishing price, 3) the Company, in its marketing efforts, frequently aids the customer in determining product specifications, 4) the Company has physical loss and inventory risk as title transfers at the shipping point, 5) the Company bears full credit risk, and 6) the amount the Company earns in the transaction is neither a fixed dollar amount nor a fixed percentage. Generally, revenue derived for facilitating a sales transaction of Adobe products in which a customer introduced by the Company makes a purchase directly from the Company’s supplier or another designated reseller is recognized on a net basis when the commission payment is received since the Company is merely acting as an agent in these arrangements. Since the Company is not a direct party in the sales transaction, payment by the supplier is the Company’s confirmation that the sale occurred.

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

2.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies, that the Company adopts as of the specified effective date.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”). In subsequent ASU’s, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Topic 606”, ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10 "Identifying Performance Obligations and Licensing", ASU 2016-12 "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (collectively “Topic 606”) to amend and clarify ASU 2014-09. This new set of standards will supersede nearly all existing revenue recognition guidance in GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 (“Retrospective Transition;” or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The effective date for Topic 606 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

We will adopt the requirements of Topic 606 effective January 1, 2018, most likely using the Retrospective Transition method, whereby Topic 606 will be applied to the prior year as presented with the use of certain applicable practical expedients, and any effects on periods preceding the periods reported will appear as an adjustment to retained earnings as of the beginning of the earliest period reported. As the ASU supersedes substantially all existing revenue guidance affecting us under current GAAP, it will impact revenue and cost recognition across the whole of our business, as well as our business processes and our information technology systems.

We began our evaluation of the impact of Topic 606 in early 2017 by evaluating its impact on selected contracts of each type under which we operate. With this baseline understanding, we developed a project plan to evaluate the remainder of our contracts, develop processes and tools to dual-report financial results under both current GAAP and Topic 606, and assess the internal control structure in order to adopt Topic 606 on January 1, 2018. We have briefed our Audit Committee on our progress made towards adoption. Based on our progress to date, we anticipate being able to estimate the impacts of adopting Topic 606 on our operating results in the third quarter of 2017.

We currently operate under time-and-materials, fixed-price, fixed-price-per-unit, and fixed-term third-party software license and/or third-party software maintenance contracts. Some of these contracts involve more than one type of deliverable, which adds complexity to the application of Topic 606.

Under Topic 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our professional services and the terms and conditions in our contracts, the customer generally obtains control as we perform work under the contract. Therefore, we expect to recognize revenue over time for substantially all of our professional services contracts, while we expect to recognize revenue over time, at a point in time, or some of each for our software sales contracts, based on what was sold and whether we have any continuing performance obligations, such as the obligation to provide first-line support under a maintenance contract supporting third-party software.

Under Topic 606, guidance related to principal versus agent considerations rely heavily on control of an asset before delivery over some of the considerations used under previous guidance, including the negotiation of selling price and credit risk of the seller. This will likely lead to the reclassification of a percentage of our software sales transactions to be reported on a net sales basis, rather than on a gross sales basis, as Topic 606 guidance shifts our responsibility from a principal seller to an agent. This reclassification will not affect the Company’s net operating results.

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on its financial statements. When adopted, the Company’s operating lease for office space will be presented as a right-of-use asset and as an offsetting liability for the present value of the contractual cash flows. The Company does not currently have any other lease obligations.

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

3.
Stock-Based Compensation

During the six months ended June 30, 2017, the Company had two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2016 Plan are generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2016 Plan cannot exceed 1,000,000. At June 30, 2017, there were no options issued under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2016 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 1,072,500 and 1,200,500 unexpired options remaining from the 2006 Plan at June 30, 2017 and 2016, respectively.

The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance. The fair values of option awards granted in the three months and six months ended June 30, 2017 and 2016, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Risk free interest rate	n/a	0.70% - 1.73%	n/a	0.70% - 1.73%
Dividend yield	n/a	0%	n/a	0%
Expected term	n/a	2-10 years	n/a	2-10 years
Expected volatility	n/a	35.9% - 50.4%	n/a	34.9% - 50.4%

A summary of the activity under the stock incentive plans as of June 30, 2017, and changes during the six months then ended is presented below.

Incentive Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,313,000	$0.22
Granted	-	-
Exercised	-	-
Expired	(220,500)	0.40
Forfeited	(20,000)	0.13
Outstanding at June 30, 2017	1,072,500	$0.18	5.6	$128,198
Exercisable at June 30, 2017	1,062,500	$0.18	5.6	$126,598

There were no options granted during the six months ended June 30, 2017, and the weighted-average grant date fair value of options granted during both the three months and six months ended June 30, 2016, was $0.04. There were no options exercised during the six months ended June 30, 2017 and 2016. As of June 30, 2017, there was $187 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of five months.

Total compensation expense related to these plans was $63 and $4,806 for the quarters ended June 30, 2017 and 2016, respectively, none of which related to options awarded to non-employees. Total compensation expense related to these plans was $322 and $5,472 for the six months ended June 30, 2017 and 2016, respectively, none of which related to options awarded to non-employees. Compensation expense relating to prior periods in the amount of $612 was reversed in the six months ended June 30, 2017, from options that were forfeited prior to vesting, and are not included in the total compensation expense above.

Nonvested option awards as of June 30, 2017 and changes during the six months ended June 30, 2017 were as follows:

	Shares	Weighted average grant date fair value
Nonvested at January 1, 2017	45,000	$0.07
Granted	-
Vested	(15,000)	0.06
Forfeited	(20,000)	0.04
Nonvested at June 30, 2017	10,000	$0.05

4.
Revolving line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2018. As of June 30, 2017, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

5.
Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 37,956 shares and 27,097 shares from stock options were excluded from diluted shares for the three months and six months, respectively, ended June 30, 2016.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

	Net income (loss)	Shares	Per Share Amount
Basic net income per common share for the three months ended June 30, 2017:
Income available to common stockholders	$88,718	11,201,760	$0.01
Effect of dilutive stock options	-	342,996	-
Diluted net income per common share for the three months ended June 30, 2017	$88,718	11,544,756	$0.01

Basic net loss per common share for the three months ended June 30, 2016:
Loss available to common stockholders	$(145,757)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended June 30, 2016	$(145,757)	11,201,760	$(0.01)

Basic net income per common share for the six months ended June 30, 2017:
Income available to common stockholders	$57,102	11,201,760	$0.01
Effect of dilutive stock options	-	306,671	-
Diluted net income per common share for the six months ended June 30, 2017	$57,102	11,508,431	$0.00

Basic net loss per common share for the six months ended June 30, 2016:
Loss available to common stockholders	$(356,027)	11,201,760	$(0.03)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2016	$(356,027)	11,201,760	$(0.03)

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

In the three months ended June 30, 2017, our prime contracts with U.S. government agencies generated 80.0% of our revenue, subcontracts under federal procurements generated 15.7% of our revenue, and 4.3% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one non-recurring software sale generated 41.6% of our revenue and one other contract generated 15.0% of our revenue. One subcontract generated 12.4% of our revenue.

In the six months ended June 30, 2017, our prime contracts with U.S. government agencies generated 75.2% of our revenue, subcontracts under federal procurements generated 18.7% of our revenue, and 6.1% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one non-recurring software sale generated 30.5% of our revenue and two other contracts generated 11.9%, and 11.0% of our revenue, respectively. One subcontract generated 13.9% of our revenue.

In the three months ended June 30, 2016, our prime contracts with U.S. government agencies generated 75.3% of our revenue, subcontracts under federal procurements generated 12.1% of our revenue, and 12.6% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 33.3% and 18.0% of our revenue, respectively. One commercial customer accounted for 9.0% of our revenue.

In the six months ended June 30, 2016, our prime contracts with U.S. government agencies generated 71.6% of our revenue, subcontracts under federal procurements generated 14.6% of our revenue, and 13.8% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 20.0% and 18.4% of our revenue, respectively. One commercial customer accounted for 9.7% of our revenue.

We sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 68.5% of total revenue in the second quarter of 2017 and 45.5% of revenue in the second quarter of 2016.

We sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 58.4% of total revenue in the first six months of 2017 and 42.4% of revenue in the first six months of 2016.

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

Revenue

Our revenues in the second quarter of 2017 were $4,056,116 compared to $1,822,694 in the corresponding quarter in 2016, an increase of $2,233,422, or 122.5%. Professional fee revenue was $1,271,440 in the second quarter of 2017 versus $928,464 in the corresponding quarter in 2016, an increase of $342,976, or 36.9%, and software revenue was $2,784,676 in the second quarter of 2017 versus $894,230 in the second quarter of 2016, an increase of $1,890,446, or 211.4%. Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several minor increases and decreases in activity under our other professional services contracts. The increase in our software revenue in 2017 versus the same period in 2016 is due to the non-recurring nature of many of our software sales transactions. One software sales transaction accounted for $1,686,952 of the increase. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $637,340, or 15.7% of revenue in the second quarter of 2017 versus $525,746, or 28.8% of revenue in the second quarter of 2016. For the quarter ended June 30, 2017, $592,207 of the gross profit was attributable to professional fees at a gross profit percentage of 46.6%, and $45,133 of the gross profit was attributable to software sales at a gross profit percentage of 1.6%. In the same quarter in 2016, we reported gross profit for professional fees of $436,132, or 47.0%, of professional fee revenue, and gross profit of $89,614, or 10.0% of software sales. Gross profit from professional fees increased with the increase in revenue. Gross profit on software sales decreased in terms of dollars and as a percentage of sales due to a decrease in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. The referral fees for facilitating third party sales were $7,255 for the second quarter of 2017 versus $65,178 in the same period of 2016. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $426,148, or 10.5% of revenues, in the second quarter of 2017 versus $505,601, or 27.7% of revenues, in the second quarter of 2016. These expenses decreased $79,453, or 15.7%, from the second quarter of 2016. The decreases are largely from decreases in sales labor, legal and accounting fees, and technical training. These decreases were offset some by increases in overhead labor.

Commission expense was $124,671, or 3.1% of revenues, in the second quarter of 2017 versus $168,262, or 9.2% of revenues, in the second quarter of 2016. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net income

Net income for the three months ended June 30, 2017, was $88,718, or 2.2% of revenue, versus net loss of $145,757, or (8.0%) of revenue, for the same period in 2016.

Six months Ended June 30, 2017 versus Six months Ended June 30, 2016

Revenue

Our revenues in the first six months of 2017 were $5,537,764 compared to $3,291,020 in the corresponding six months in 2016, an increase of $2,246,744, or 68.3%. Professional fee revenue was $2,291,473 in the first six months of 2017 versus $1,769,501 in the corresponding six months in 2016, an increase of $521,972, or 29.5%, and software revenue was $3,246,291 in the first six months of 2017 versus $1,521,519 in the first six months of 2016, an increase of 113.4%. Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several minor increases and decreases in activity under our other professional services contracts. The increase in our software revenue in 2017 versus the same period in 2016 is due to the non-recurring nature of many of our software sales transactions. One software sales transaction accounted for $1,686,952 of the increase. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $1,137,185, or 20.5% of revenue in the first six months of 2017 versus $883,419, or 26.8% of revenue in the first six months of 2016. For the six months ended June 30, 2017, $1,077,494 of the gross profit was attributable to professional fees at a gross profit percentage of 47.0%, and $59,691 of the gross profit was attributable to software sales at a gross profit percentage of 1.8%. In the same six months in 2016, we reported gross profit for professional fees of $728,776, or 41.2%, of professional fee revenue, and gross profit of $154,643, or 10.2% of software sales. Gross profit from professional fees increased with the increase in revenue, and increased as a percentage of sales due to the timing of revenue recognition versus the accumulation of direct costs on a certain fixed price contract, as well as the timing of revenue recognition versus the accumulation of direct costs of some at-risk work performed in early 2016. Gross profit on software sales decreased in terms of dollars and as a percentage of sales due to a decrease in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. The referral fees for facilitating third party sales were $12,115 for the first six months of 2017 versus $124,535 in the same period of 2016. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $844,934, or 15.3% of revenues, in the first six months of 2017 versus $1,022,571, or 31.1% of revenues, in the first six months of 2016. These expenses decreased $177,637, or 17.4%, from the first six months of 2016. The decreases are largely from decreases in sales labor, corresponding decreases in fringe benefits for that labor, decreases in technical training and conferences, and decreases in legal fees.

Commission expense was $239,304, or 4.3% of revenues, in the first six months of 2017 versus $221,665, or 6.7% of revenues, in the first six months of 2016. This increase of $17,639, or 8.0%, is due to increases in gross profits on certain commissionable professional services contracts, which drive commission earned at varying rates for each salesperson.

Net income

Net income for the six months ended June 30, 2017, was $57,102, or 1.0% of revenue, versus net loss of $356,027, or (10.8%) of revenue, for the same period in 2016.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2017, were sufficient to provide financing for our operations. Our net cash provided by the combination of our operating and investing activities in the first six months of 2017 was $72,186. This net cash, when added to a beginning balance of $1,895,372, yielded cash and cash equivalents of $1,967,558 as of June 30, 2017. Accounts receivable decreased $421,629, due primarily to collection of a large software sales invoice outstanding at December 31, 2016. Prepaid expenses and other current assets decreased $436,005 due primarily to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Deferred revenue decreased $507,219 due primarily to the recognition of revenue over time from the same maintenance contracts on software sales. Commissions payable decreased $70,695 due to payouts of existing commissions payable balances occurring faster than new commissions were earned.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2018. The line renewed on May 28, 2017, and was amended to reduce the covenant to maintain a minimum tangible net worth from a value of $1,800,000 to $1,600,000. As of June 30, 2017, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.16	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: August 14, 2017	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: August 14, 2017	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer