Form 10-Q
period 2017-09-30
INFORMATION ANALYSIS INC
filed 2017-11-13
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes ☐ No ☑

As of November 9, 2017, 11,201,760 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Index

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements (unaudited except for the balance sheet as of December 31, 2016)

	Balance Sheets as of September 30, 2017
	and December 31, 2016	3

	Statements of Operations for the three months
	ended September 30, 2017 and 2016	4

	Statements of Operations for the nine months
	ended September 30, 2017 and 2016	5

	Statements of Cash Flows for the nine months
	ended September 30, 2017 and 2016	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,550,719	$1,895,372
Accounts receivable, net	1,809,200	1,157,387
Prepaid expenses and other current assets	493,523	663,556
Notes receivable, current	2,489	2,630
Total current assets	4,855,931	3,718,945

Property and equipment, net	13,528	27,198
Other assets	6,281	6,281
Total assets	$4,875,740	$3,752,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$958,289	$48,974
Commissions payable	757,672	853,340
Other accrued liabilities	635,183	396,081
Deferred revenue	449,466	615,035
Accrued payroll and related liabilities	268,607	206,475
Total liabilities	3,069,217	2,119,905

Stockholders' equity:
Common stock, par value $0.01, 30,000,000 shares authorized;
12,844,376 shares issued, 11,201,760 shares outstanding as of September 30, 2017 and December 31, 2016	128,443	128,443
Additional paid-in capital	14,637,980	14,631,362
Accumulated deficit	(12,029,689)	(12,197,075)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	1,806,523	1,632,519
Total liabilities and stockholders' equity	$4,875,740	$3,752,424

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2017	2016
Revenues:
Professional fees	$1,385,257	$885,505
Software sales	1,346,537	1,146,048
Total revenues	2,731,794	2,031,553

Cost of revenues:
Cost of professional fees	776,404	468,556
Cost of software sales	1,319,499	1,006,912
Total cost of revenues	2,095,903	1,475,468

Gross profit	635,891	556,085

Selling, general and administrative expenses	386,929	428,852
Commissions expense	140,963	187,030

Income (loss) from operations	107,999	(59,797)

Other income	2,285	2,559

Income (loss) before provision for income taxes	110,284	(57,238)

Provision for income taxes	-	-

Net income (loss)	$110,284	$(57,238)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,510,711	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2017	2016
Revenues:
Professional fees	$3,676,730	$2,655,006
Software sales	4,592,828	2,667,567
Total revenues	8,269,558	5,322,573

Cost of revenues:
Cost of professional fees	1,990,383	1,509,281
Cost of software sales	4,506,099	2,373,788
Total cost of revenues	6,496,482	3,883,069

Gross profit	1,773,076	1,439,504

Selling, general and administrative expenses	1,231,863	1,451,423
Commissions expense	380,267	408,695

Income (loss) from operations	160,946	(420,614)

Other income	6,440	7,349

Income (loss) before provision for income taxes	167,386	(413,265)

Provision for income taxes	-	-

Net income (loss)	$167,386	$(413,265)

Net income (loss) per common share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Weighted average common shares outstanding:
Basic	11,201,760	11,201,760
Diluted	11,509,202	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$167,386	$(413,265)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	13,670	22,044
Stock-based compensation, net of forfeitures	6,618	8,329
Bad debts	-	13,781
Changes in operating assets and liabilities:
Accounts receivable	(651,813)	(9,265)
Prepaid expenses and other current assets	170,033	105,775
Accounts payable, accrued payroll and related
liabilities, and other accrued liabilities	1,210,549	1,086,156
Deferred revenue	(165,569)	(117,248)
Commissions payable	(95,668)	(51,528)

Net cash provided by operating activities	655,206	644,779

Cash flows from investing activities:
Acquisition of property and equipment	-	(11,581)
Increase in notes receivable - employees	(2,500)	(5,768)
Payments received on notes receivable - employees	2,641	2,179

Net cash provided by (used in) investing activities	141	(15,170)

Net increase in cash and cash equivalents	655,347	629,609

Cash and cash equivalents, beginning of the period	1,895,372	2,167,928

Cash and cash equivalents, end of the period	$2,550,719	$2,797,537

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

There have been no changes in the Company’s significant accounting policies as of September 30, 2017 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 31, 2017.

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

Income Taxes

As of September 30, 2017, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2018.

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

We began our evaluation of the impact of Topic 606 in early 2017 by evaluating its impact on selected contracts of each type under which we operate. With this baseline understanding, we developed a project plan to evaluate the remainder of our contracts, develop processes and tools to dual-report financial results under both current GAAP and Topic 606, and assess the internal control structure in order to adopt Topic 606 on January 1, 2018. We have briefed our Audit Committee on our progress made towards adoption. Based on our progress to date, we anticipate being able to estimate the impacts of adopting Topic 606 on our operating results during the fourth quarter of 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on its financial statements. When adopted, the Company’s operating lease for office space will be presented as a right-of-use asset and as an offsetting liability for the present value of the contractual cash flows. The Company does not currently have any other material lease obligations.

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

3.
Stock-Based Compensation

During the nine months ended September 30, 2017, the Company had two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2016 Plan are generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2016 Plan cannot exceed 1,000,000. At September 30, 2017, there were unexpired options for 217,000 shares issued under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2016 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 1,071,000 and 1,193,500 unexpired options remaining from the 2006 Plan at September 30, 2017 and 2016, respectively.

The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance. The fair values of option awards granted in the three months and nine months ended September 30, 2017 and 2016, were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Risk free interest rate	1.87%	n/a	1.87%	0.70% - 1.73%
Dividend yield	0%	n/a	0%	0%
Expected term	5 years	n/a	5 years	2-10 years
Expected volatility	44.6%	n/a	44.6%	34.9% - 50.4%

A summary of the activity under the stock incentive plans as of September 30, 2017, and changes during the nine months then ended is presented below.

Incentive Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,313,000	$0.22
Granted	217,000	0.35
Exercised	-	-
Expired	(222,000)	0.40
Forfeited	(20,000)	0.13
Outstanding at September 30, 2017	1,288,000	$0.21	5.3	$63,528
Exercisable at September 30, 2017	1,061,000	$0.18	5.4	$62,628

There were 217,000 options granted during the three months and nine months ended September 30, 2017. The weighted-average grant date fair value of options granted during both the three months and nine months ended September 30, 2017, was $0.10, and the weighted-average grant date fair value of options granted during both the three months and nine months ended September 30, 2016, was $0.04. There were no options exercised during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, there was $15,009 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of four months.

Total compensation expense related to these plans was $6,908 and $2,857 for the quarters ended September 30, 2017 and 2016, respectively, none of which related to options awarded to non-employees. Total compensation expense related to these plans was $7,230 and $8,329 for the nine months ended September 30, 2017 and 2016, respectively, none of which related to options awarded to non-employees. Compensation expense relating to prior periods in the amount of $612 was reversed in the nine months ended September 30, 2017, from options that were forfeited prior to vesting, and are not included in the total compensation expense above.

Nonvested option awards as of September 30, 2017 and changes during the nine months ended September 30, 2017 were as follows:

	Shares	Weighted average grant date fair value
Nonvested at January 1, 2017	45,000	$0.07
Granted	217,000	0.10
Vested	(15,000)	0.06
Forfeited	(20,000)	0.04
Nonvested at September 30, 2017	227,000	$0.10

4.
Revolving line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2018. As of September 30, 2017, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

5.
Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 52,655 shares and 26,774 shares from stock options were excluded from diluted shares for the three months and nine months, respectively, ended September 30, 2016.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:
	Net income (loss)	Shares	Per Share Amount
Basic net income per common share for the three months ended September 30, 2017:
Income available to common stockholders	$110,284	11,201,760	$0.01
Effect of dilutive stock options	-	308,951	-
Diluted net income per common share for the three months ended September 30, 2017	$110,284	11,510,711	$0.01

Basic net loss per common share for the three months ended September 30, 2016:
Loss available to common stockholders	$(57,238)	11,201,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended September 30, 2016	$(57,238)	11,201,760	$(0.01)

Basic net income per common share for the nine months ended September 30, 2017:
Income available to common stockholders	$167,386	11,201,760	$0.01
Effect of dilutive stock options	-	307,442	-
Diluted net income per common share for the nine months ended September 30, 2017	$167,386	11,509,202	$0.01

Basic net loss per common share for the nine months ended September 30, 2016:
Loss available to common stockholders	$(413,265)	11,201,760	$(0.04)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the nine months ended September 30, 2016	$(413,265)	11,201,760	$(0.04)

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

At the end of second quarter 2017, IAI was awarded an ISO 9001:2015 Management System certificate by SRI Quality System Registrar (SRI) for the provisioning and management of certain services and product delivery to its customers. This process for certification was initiated in the latter half of 2016. Many government agencies are now requiring this certification as a basis for participating in designated contract solicitations. ISO 9001:2015 is a process-based certification recognizing organizations that can link business objectives with operating effectiveness and institutionalize continual improvement in its operations. In order to achieve certification, IAI was required to demonstrate through external audit our ability to consistently provide products and services that meet customer and applicable statutory and regulatory requirements set forth in the referenced ISO 9001:2015 standard. Companies that achieve such certification have demonstrated effective implementation of documentation and records management, top management’s commitment to their customers, establishment of clear policy, good planning and implementation, good resource management, efficient process control, as well as measurement and analysis.

In the three months ended September 30, 2017, our prime contracts with U.S. government agencies generated 67.4% of our revenue, subcontracts under federal procurements generated 27.7% of our revenue, and 4.9% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one software sale generated 23.9% of our revenue and one other contract generated 12.0% of our revenue. One subcontract generated 22.0% of our revenue.

In the nine months ended September 30, 2017, our prime contracts with U.S. government agencies generated 72.2% of our revenue, subcontracts under federal procurements generated 22.1% of our revenue, and 5.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one non-recurring software sale generated 20.4% of our revenue, another software sale generated 10.2% of our revenue, and one professional fees contract generated 12.0% of our revenue. One subcontract generated 16.6% of our revenue.

In the three months ended September 30, 2016, our prime contracts with U.S. government agencies generated 77.2% of our revenue, subcontracts under federal procurements generated 9.2% of our revenue, and 13.6% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, three contracts generated 16.2%, 10.4%, and 9.3% of our revenue, respectively.

In the nine months ended September 30, 2016, our prime contracts with U.S. government agencies generated 73.7% of our revenue, subcontracts under federal procurements generated 12.6% of our revenue, and 13.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 18.5% and 11.4% of our revenue, respectively. One commercial customer accounted for 9.0% of our revenue.

We sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 49.3% of total revenue in the third quarter of 2017 and 56.4% of revenue in the third quarter of 2016.

We sold third party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 55.5% of total revenue in the first nine months of 2017 and 50.1% of revenue in the first nine months of 2016.

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Revenue
Our revenues in the third quarter of 2017 were $2,731,794 compared to $2,031,553 in the corresponding quarter in 2016, an increase of $700,241, or 34.5%. Professional fee revenue was $1,385,257 in the third quarter of 2017 versus $885,505 in the corresponding quarter in 2016, an increase of $499,752, or 56.4%, and software revenue was $1,346,537 in the third quarter of 2017 versus $1,146,048 in the third quarter of 2016, an increase of $200,489, or 17.5%. Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several minor increases and decreases in activity under our other professional services contracts. The increase in our software revenue in 2017 versus the same period in 2016 is due to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned. The revenue recognized for the same volume of software sales activity would be significantly less in 2018 and beyond upon the adoption of Topic 606, discussed above, wherein revenue from many of our software sales transactions will be reported net of the direct costs due to a redefinition of “control” of the software product in the course of the software sales transactions.

Gross Profit
Gross profit was $635,891, or 23.3% of revenue in the third quarter of 2017 versus $556,085, or 27.4% of revenue in the third quarter of 2016. For the quarter ended September 30, 2017, $608,853 of the gross profit was attributable to professional fees at a gross profit percentage of 44.0%, and $27,038 of the gross profit was attributable to software sales at a gross profit percentage of 2.0%. In the same quarter in 2016, we reported gross profit for professional fees of $416,949, or 47.1%, of professional fee revenue, and gross profit of $139,136, or 12.1% of software sales. Gross profit from professional fees increased with the increase in revenue. Gross profit on software sales decreased in terms of dollars and as a percentage of sales due to a decrease in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. The referral fees for facilitating third party sales were $7,497 for the third quarter of 2017 versus $114,686 in the same period of 2016. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $386,929, or 14.2% of revenues, in the third quarter of 2017 versus $428,852, or 21.1% of revenues, in the third quarter of 2016. These expenses decreased $41,923, or 9.8%, from the third quarter of 2016. These decreases are largely from decreases in sales labor costs, bad debts, technical training costs, and advertising and promotion. These decreases were offset some by increases in overhead labor and the cost of obtaining and maintaining our ISO 9001 certification.

Commission expense was $140,963, or 5.2% of revenues, in the third quarter of 2017 versus $187,030, or 9.2% of revenues, in the third quarter of 2016. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net income
Net income for the three months ended September 30, 2017, was $110,284, or 4.0% of revenue, versus net loss of $57,238, or (2.8%) of revenue, for the same period in 2016.

Nine months Ended September 30, 2017 versus Nine months Ended September 30, 2016

Revenue
Our revenues in the first nine months of 2017 were $8,269,558 compared to $5,322,573 in the corresponding nine-month period in 2016, an increase of $2,946,985, or 55.4%. Professional fee revenue was $3,676,730 in the first nine months of 2017 versus $2,655,006 in the corresponding nine months in 2016, an increase of $1,021,724, or 38.5%, and software revenue was $4,592,828 in the first nine months of 2017 versus $2,667,567 in the first nine months of 2016, an increase of $1,925,261, or 72.2%. Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several minor increases and decreases in activity under our other professional services contracts. The increase in our software revenue in 2017 versus the same period in 2016 is due to the non-recurring nature of many of our software sales transactions. One software sales transaction accounted for $1,686,952 of the increase. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned. The revenue recognized for the same volume of software sales activity would be significantly less in 2018 and beyond upon the adoption of Topic 606, discussed above, wherein revenue from many of our software sales transactions will be reported net of the direct costs due to a redefinition of “control” of the software product in the course of the software sales transactions.

Gross Profit
Gross profit was $1,773,076, or 21.4% of revenue in the first nine months of 2017 versus $1,439,504, or 27.0% of revenue in the first nine months of 2016. For the nine months ended September 30, 2017, $1,686,347 of the gross profit was attributable to professional fees at a gross profit percentage of 45.9%, and $86,729 of the gross profit was attributable to software sales at a gross profit percentage of 1.9%. In the same nine months in 2016, we reported gross profit for professional fees of $1,145,725, or 43.2%, of professional fee revenue, and gross profit of $293,779, or 11.0% of software sales. Gross profit from professional fees increased with the increase in revenue, and increased as a percentage of sales due to the timing of revenue recognition versus the accumulation of direct costs on a certain fixed price contract, as well as the timing of revenue recognition versus the accumulation of direct costs of some at-risk work performed in early 2016. Gross profit on software sales decreased in terms of dollars and as a percentage of sales due to a decrease in referral fees for facilitating third-party sales, for which there were no direct costs incurred by us. The referral fees for facilitating third party sales were $19,612 for the first nine months of 2017 versus $239,221 in the same period of 2016. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $1,231,863, or 14.9% of revenues, in the first nine months of 2017 versus $1,451,423, or 27.3% of revenues, in the first nine months of 2016. These expenses decreased $219,560, or 15.1%, from the first nine months of 2016. These decreases are largely from decreases in sales labor costs, decreases in technical training costs, decreases in legal fees, decreases in bad debt expense, and decreases in advertising and business promotion costs. These decreases were offset some by increases in overhead labor and the cost of obtaining and maintaining our ISO 9001 certification.

Commission expense was $380,267, or 4.6% of revenues, in the first nine months of 2017 versus $408,695, or 7.7% of revenues, in the first nine months of 2016. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net income
Net income for the nine months ended September 30, 2017, was $167,386, or 2.0% of revenue, versus net loss of $413,265, or (7.8%) of revenue, for the same period in 2016.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2017, were sufficient to provide financing for our operations. Our net cash provided by the combination of our operating and investing activities in the first nine months of 2017 was $655,347. This net cash, when added to a beginning balance of $1,895,372, yielded cash and cash equivalents of $2,550,719 as of September 30, 2017. Accounts receivable increased $651,813, due primarily to software sales that occurred just prior to September 30, 2017, the end of the U.S. federal government’s fiscal year. Prepaid expenses and other current assets decreased $170,033 due primarily to the allocation over time of prepaid expenses associated with the maintenance contracts on software sales. Deferred revenue decreased $165,569 due primarily to the recognition of revenue over time from the same maintenance contracts on software sales. Commissions payable decreased $95,668 due to payouts of existing commissions payable balances occurring faster than new commissions were earned.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2018. As of September 30, 2017, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

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

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated (Registrant)

Date: November 13, 2017	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Company Name

Date: November 13, 2017	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Name
Title