Form 10-K
period 2017-12-31
INFORMATION ANALYSIS INC
filed 2018-04-02
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22405
Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

11240 Waples Mill Road
Suite 201
Fairfax, Virginia 22030
(Address of principal executive offices)

(703) 383-3000
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 7,146,068 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2017, was approximately $2,143,820. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2018, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview of Market

Founded in 1979, Information Analysis Incorporated (“We”, the “Company”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to the U.S. Small Business Administration, CSRA (formerly Computer Sciences Corporation), IBM, Computer Associates, Sprint, Citibank, Department of Homeland Security, Treasury Department, Department of Agriculture, Department of Energy, Department of Education, U.S. Army, U.S. Air Force, and Department of Veterans Affairs. At present, we primarily apply our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions) for various agencies of the federal government, data analytics, and legacy software migration and modernization.

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

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive enterprise products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. IAI, in conjunction with strategic partners, such as Micro Focus and Software Mining, offers its own conversion tool set and those of its partners in addressing this need and positioning us to uniquely deliver successful results. It is difficult to determine the exact size of this segment, but even a minor share of this market would represent significant prospective customers with meaningful opportunities. In December 2016, we were notified that IAI was one of a number of subcontractors that were part of a prime contractor’s team that was awarded a contract with the Small Business Administration’s (SBA) 504 loan program. Under the contract, IAI personnel provide analysis and modernization activities to the SBA program platform. IAI personnel worked extensively in calendar year 2017 on their assigned tasks and were significant team contributors to a successful implementation of the modernized application in first quarter 2018. As a side benefit on this project, IAI recruited a team of exceptional programmers versed in Adobe Cold Fusion technology, which was used extensively on the SBA 504 loan program. This added capability adds to our unique set of capabilities and differentiates us from other modernization companies.

Because of IAI’s unique modernization capabilities, IAI has been approached by over a dozen companies, some very large, to collaborate on modernization opportunities that are suddenly imminent for a number of federal agencies. We interpret this as a positive sign that our backlog of modernization activities will expand over the next three years.

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

Concentrating on the niche of electronic forms-related web applications (including securing digital content and documents) through our solutions partner relationship with Adobe AEM products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2018 and beyond and leverage the Company’s reputation with existing federal customers to penetrate other agencies. We will be able to reference successful projects completed or in development for various components of the Department of Homeland Security, the Department of Veterans Affairs, Federal Mediation and Conciliation Service, Department of Agriculture, Department of Education, General Services Administration, Army Reserve, and U.S. Air Force Logistics Command.

As a recent example of our capability, IAI was contracted by the US Citizenship and Immigration Services agency (USCIS) to provide technical and design support to complete development of an enhanced Form I-9 (Employment Eligibility Verification) that incorporates drop-down menus, helper text and hover text that embed the instructions into the form, field logic, error messages and form validation into a fillable PDF format. IAI’s successful programming of the enhanced form per our client’s requirements led to the form’s release by the government in September 2017 to the general public as USCIS’s official form for that designated purpose.

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

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, over the last several years, we have aggressively pursued strategic business relationships with certain technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, legacy modernization applications and expanded product opportunities.

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

Our management will generally continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition or merger with other companies. In any event, IAI will be aggressive and will take more risks in terms of investment in business development, exploring the potential of diversified business opportunities, and seeking targets of acquisition.

In March 2017, we were awarded a subcontract as a small business team member of the prime contractor on the Defense Logistics Agency’s (DLA) J6 Enterprise Technical Services (JETS) contract. The DLA JETS contract is a five-year, $6.015B ceiling, base Indefinite Delivery Indefinite Quantity (IDIQ) contract. JETS is a DLA contract vehicle for a full range of IT services as well as technical and management expertise that supports applications, software, hardware, infrastructure, and systems, across the DLA Enterprise. Additionally, this contract is available for use by other Department of Defense agencies and organizations.

In a further effort to expand our exposure to new IT opportunities reserved for certain government set-asides, we have entered into an SBA approved Mentor-Protégé agreement with Dodge City Communications Inc. (dba Federal City Contractors SDVOSB (“FEDCITY”)). This three-year agreement, beginning on January 6, 2017, provides a mechanism for IAI, acting as a mentor, to provide certain forms of assistance including, but not limited to management, technical, administrative, contractual and business development to FEDCITY. This support is intended to facilitate FEDCITY’s ongoing development as an effective government contractor and open the door to federal contracting opportunities and set-asides that favor such teaming arrangements between our two companies.

Certain government contracts related to IAI’s business are now limiting future awards to companies certified under designated quality management systems such as ISO 9001:2015. The ISO 9001 family of quality management systems is designed to help organizations ensure that they meet the needs of customers and other stakeholders while meeting statutory and regulatory requirements related to a product or program. Third-party certification bodies provide independent confirmation that organizations meet the requirements of ISO 9001. In the second half of 2016, IAI developed the processes and procedures required by the ISO 9001:2015 so as to be in compliance with this standard and expand our ability to bid on future contracts that require such certification. We received notice by the independent registrar in June 2017 that IAI passed its Stage Two Audit and was subsequently awarded ISO 9001:2015 certification. IAI continues to undergo periodic internal and external audits as required by regulations to ensure compliance with the ISO quality management standard.

Backlog

As of December 31, 2017, we estimated our backlog at approximately $17.7 million over the next three years, of which $3.0 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Competition

In the ever-expanding realm of enterprise-based web content management systems, there are a number of small and large companies offering such software products and related consulting services. We believe that the Adobe Experience Manager product suite will continue to dominate in the future against such competition, including offerings such as Microsoft’s SharePoint solution. AEM has performed well in the federal marketplace due to its full offering of powerful capabilities such as cloud integration and intuitive customization. Adobe Experience Manager is a solution that optimizes the authoring, management and delivery of digital media and content across owned channels, including Web, mobile, email, print and social communities. In 2016, Gartner named Adobe as a leader for the fourth year in a row in its Magic Quadrant for Mobile Application Development Platforms report. In addition, Gartner named Adobe as a leader in its 2016 Magic Quadrant for Digital Marketing Analytics research report.

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

Employees

As of December 31, 2017, we employed 23 full-time and 4 part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add 7 individuals for professional information technology services. All of our billable professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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
Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.infoa.com.

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

We frequently utilize subcontract labor on contracts where we lack specific functional expertise or where the subcontractor has brought the opportunity to us. If our subcontractors or suppliers fail to perform as specified, it may adversely affect our contracts and subject us to loss of the contracts, unintended expenses, and/or the inability to secure future contracts due to our nonperformance.

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

Item 2. Properties

Our offices are located at 11240 Waples Mill Road, Fairfax, VA 22030. We hold a lease for 4,434 square feet. This lease expires on June 30, 2021. We believe that our current facility is suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock:

	2017 Quarter Ended:				2016 Quarter Ended:
	03/31/17	06/30/17	09/30/17	12/31/17	03/31/16	06/30/16	09/30/16	12/31/16
High	$0.26	$0.35	$0.30	$0.42	$0.19	$0.19	$0.19	$0.18
Low	$0.14	$0.17	$0.19	$0.19	$0.12	$0.13	$0.14	$0.12

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

Holders

As of December 31, 2017, we had 104 holders of record of our Common Stock.

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1,2)	1,288,000	$0.21	778,000
Equity compensation plans not approved by security holders	-	-	-
Totals	1,288,000	$0.21	778,000
1 The Company has a stock incentive plan, which became effective June 1, 2016, and expires April 4, 2026 (the “2016 Plan”). The 2016 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options granted under the 2016 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.
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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2017 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2017.

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

Overview

In 2017 we generated net income of $246,000, an $800,000 positive swing from our 2016 net loss of $554,000. Our stockholders’ equity was $1,894,000 at December 31, 2017, an increase of $262,000 over 2016’s year-end balance. Our gross profit increased by $593,000 on an increase in total revenue of $3,912,000. The revenue increase includes a $1,612,000 increase in fees for professional services from new contracts and a $2,300,000 increase in software sales. Our selling, general and administrative expenses decreased $205,000, or 10.9%, in 2017.

Cash and cash equivalents increased $836,000 due mostly to our income from operations and decreases in the dollar amount of receivables and prepaid expenses outstanding at year-end for 2017 and 2016, respectively. We were able to operate throughout 2017 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years ended December 31,
	2017	2016
Revenues
Professional fees	47.0%	50.4%
Software sales	53.0%	49.6%
Total revenues	100.0%	100.0%
Cost of revenues
Cost of professional fees	25.6%	28.2%
Cost of software sales	51.7%	44.7%
Total cost of revenues	77.3%	72.9%
Gross profit	22.7%	27.1%
Operating expenses
Selling, general and administrative expenses	15.8%	27.9%
Commissions expense	4.7%	7.6%
Income (loss) from operations	2.2%	(8.4%)
Other income	0.1%	0.2%
Income (loss) before provision for income taxes	2.3%	(8.2%)
Provision for income taxes	0.0%	0.0%
Net income (loss)	2.3%	(8.2%)

2017 Compared to 2016

Revenue. Total revenue for 2017 increased $3,912,000, or 58.1%, to $10.64 million from $6.73 million in 2016. Revenue from professional services fees increased $1,611,000 or 47.5%, to $5.00 million in 2017 from $3.39 million in 2016. The increase in our revenue from professional services fees is primarily due to the addition of new contracts, one of which added over $2.00 million in revenue. Revenue from software sales increased $2,300,000, or 68.9%, to $5.64 million in 2017 from $3.34 million in 2016. This increase includes one transaction that added $1.69 million to software sales revenue. Despite the increases in software sales revenue, revenue from commissions earned on registered transactions for facilitating software sales between third parties decreased $205,000. Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand. Revenue from software sales comprised 53.0% of total sales in 2017, compared to 49.6% of total sales in 2016.

Gross Profit. Gross profit increased $593,000, or 32.5%, in 2017 versus 2016. Gross profit on professional fees revenue is generally higher than gross profit on software sales, as gross profit on software sales is more dependent on the costs from third-party suppliers, and revenue is generally based on increasingly-competitive bidding in which identical products (commodities) are offered by all bidders. Overall gross profit as a percentage of revenue decreased to 22.7% of revenue in 2017 from 27.1% of revenue in 2016. Gross profit from professional fees for 2017 was $2,280,000, or 45.6% of professional fees revenue, while gross profit for 2016 from professional fees was $1,497,000, or 44.1% of professional fees revenue. For software sales, gross profit percentage decreased to 2.4% in 2017 from 9.7% in 2016 due to lower available margins, especially on larger enterprise transactions, and due to a decrease of $205,000 in our commissions earned from facilitating third party software transactions, for which we incur little direct cost.

Selling, General and Administrative. Selling, general and administrative expense for 2017 decreased $205,000 to $1.67 million, or 15.7% of revenue, from $1.88 million, or 27.9% of revenue, in 2016. The decrease is due mostly to decreases in sales labor cost, technical training costs, and costs of bids and proposals.

Commission Expense. Commission expense in 2017 was $504,000, or 4.7% of revenue, versus $507,000, or 7.5%, in 2016. Commission expenses vary based on income generated from contracts sold by our commission-based sales associates.

Outlook. In January 2017, we began work on a contract that added approximately $2.0 million in revenue in 2017. That contract is expected to continue to generate revenue exceeding $1.4 million in 2018, and that subcontractor relationship is expected to yield additional opportunities. In addition, we will aggressively pursue other professional services opportunities and relationships to build on the success of 2017. In March 2018, we were awarded a new General Services Administration (“GSA”) Multiple Award Schedule contract for Information Technology services. The award has a base period of five years, with the possibility of three five-year option periods. The new GSA schedule contract replaces our previous GSA schedule contract, which expires in November 2018.

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

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2017, net cash provided by operating and investing activities was $836,138. Our net cash provided, when added to a beginning balance of $1,895,372, yielded cash and cash equivalents of $2,731,510 at December 31, 2017. Our accounts receivable balances decreased $541,673 due to a combination of more timely collections and to the timing of larger software sales transactions. Our accounts payable and accrued expenses balances increased $83,197 due largely to the additional payroll expenses we incur to work on the contracts added in 2017. Our prepaid expenses and other current assets accounts decreased $294,930, and our deferred revenue accounts decreased $228,033. Our prepaid expenses and deferred revenue accounts are largely composed of the costs and revenue, respectively, of sales of software maintenance contracts for which we recognize the costs and revenue ratably over the life of the maintenance contract. We had no non-current liabilities at December 31, 2017.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2018. As of December 31, 2017, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2017.

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

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	16
Balance Sheets as of December 31, 2017 and 2016	17
Statements of Operations and Comprehensive Income (loss)
for the years ended December 31, 2017 and 2016	18
Statements of Changes in Stockholders' Equity for the
years ended December 31, 2017 and 2016	19
Statements of Cash Flows for the years ended
December 31, 2017 and 2016	20
Notes to Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Information Analysis Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Information Analysis Incorporated (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2012.

Tysons, Virginia
April 2, 2018

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$2,731,510	$1,895,372
Accounts receivable, net	615,714	1,157,387
Prepaid expenses and other current assets	368,626	663,556
Notes receivable	1,719	2,630
Total current assets	3,717,569	3,718,945

Property and equipment, net of accumulated depreciation
and amortization of $284,667 and $407,302	11,133	27,198
Other assets	6,281	6,281
Total assets	$3,734,983	$3,752,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$47,658	$48,974
Commissions payable	712,829	853,340
Other accrued liabilities	411,487	396,081
Deferred revenue	387,002	615,035
Accrued payroll and related liabilities	275,582	206,475
Franchise taxes payable	6,400	-
Total liabilities	1,840,958	2,119,905

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 12,844,376 shares issued, 11,201,760 shares
outstanding as of December 31, 2017 and 2016	128,443	128,443
Additional paid-in capital	14,646,406	14,631,362
Accumulated deficit	(11,950,613)	(12,197,075)
Treasury stock, 1,642,616 shares at cost
at December 31, 2017 and 2016	(930,211)	(930,211)
Total stockholders' equity	1,894,025	1,632,519

Total liabilities and stockholders' equity	$3,734,983	$3,752,424

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2017	2016
Revenues
Professional fees	$5,003,908	$3,392,358
Software sales	5,636,695	3,336,435
Total revenues	10,640,603	6,728,793

Cost of revenues
Cost of professional fees	2,723,501	1,894,898
Cost of software sales	5,501,673	3,011,233
Total cost of revenues	8,225,174	4,906,131

Gross profit	2,415,429	1,822,662

Selling, general and administrative expenses	1,673,762	1,879,208
Commissions expense	503,893	506,908

Income (loss) from operations	237,774	(563,454)

Other income	8,688	9,773

Income (loss) before provision for income taxes	246,462	(553,681)

Provision for income taxes	-	-

Net income (loss)	$246,462	$(553,681)

Comprehensive income (loss)	$246,462	$(553,681)

Net income (loss) per commion share - basic	$0.02	$(0.05)

Net income (loss) per commion share - diluted	$0.02	$(0.05)

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,583,578	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2015	12,844,376	$128,443	$14,622,352	$(11,643,394)	$(930,211)	$2,177,190

Net loss				(553,681)		(553,681)

Stock option compensation			9,010			9,010

Balances, December 31, 2016	12,844,376	128,443	14,631,362	(12,197,075)	(930,211)	1,632,519

Net Income				246,462		246,462

Stock option compensation			15,044			15,044

Balances, December 31, 2017	12,844,376	$128,443	$14,646,406	$(11,950,613)	$(930,211)	$1,894,025

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$246,462	$(553,681)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	16,905	28,258
Stock option compensation	15,044	9,010
Bad debt expense	-	7,635
Changes in operating assets and liabilities
Accounts receivable	541,673	133,007
Prepaid expenses and other current assets	294,930	(60,216)
Accounts payable, accrued payroll and related liabilities,	83,197	251,257
and other accrued liabilities
Deferred revenue	(228,033)	33,933
Commissions payable	(140,511)	(105,712)
Franchise taxes payable	6,400	-
Net cash provided by (used in) operating activities	836,067	(256,509)

Cash flows from investing activities
Acquisition of property and equipment	(840)	(13,417)
Payments received on notes receivable	3,411	3,138
Increase in notes receivable	(2,500)	(5,768)
Net cash provided by (used in) investing activities	71	(16,047)

Net increase (decrease) in cash and cash equivalents	836,138	(272,556)

Cash and cash equivalents, beginning of the year	1,895,372	2,167,928

Cash and cash equivalents, end of the year	$2,731,510	$1,895,372

Supplemental cash flow Information
Interest paid	$-	$-

Franchise taxes paid	$800	$-

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

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
NOTES TO FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has recorded an allowance for doubtful accounts of $0 at December 31, 2017 and 2016. Prompt payment discounts offered and expected to be taken by customers in conjunction with orders received under the Company’s GSA Schedule are reflected as a reduction in the Company’s accounts receivable.

Notes Receivable

The Company has an outstanding note receivable and accrued interest from one non-officer employee at December 31, 2017. It bears interest at 3.5% and is payable semi-monthly in 18 installments through September 24, 2018.

The Company had outstanding notes receivable and accrued interest from two non-officer employees at December 31, 2016. The first bore interest at 3.5% and was payable semi-monthly in 36 installments through August 10, 2017. The second bore interest at 3.5% and was payable semi-monthly in 36 installments through September 22, 2017.

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

Stock-Based Compensation

At December 31, 2017, the Company had the stock-based compensation plans described in Note 9 below. Total compensation expense related to these plans was $15,044 and $9,010 for the years ended December 31, 2017 and 2016, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

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

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017; and (v) changing the U.S. federal taxation of earnings of foreign subsidiaries.

As a result, the Company believes the most significant impact on its financial statements will be the reduction of approximately $1,870,800 of the deferred tax assets related to net operating losses and other deferred tax assets. Such reduction is offset by a change in the Company’s valuation allowance.

Earnings (Loss) Per Share

The Company’s earnings (loss) per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings (loss) per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. 381,818 shares representing the dilutive effect of stock options were included in diluted earnings per share for the year ended December 31, 2017. 27,568 shares representing the dilutive effect of stock options were excluded from diluted earnings (loss) per share for the year ended December 31, 2016, due to the net loss reported for the period.

Concentration of Credit Risk

In the year ended December 31, 2017, our prime contracts with U.S. government agencies generated 70.9% of our revenue, subcontracts under federal procurements generated 23.2% of our revenue, and 5.9% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, three individual contracts generated 15.8% 12.4%, and 8.1% of our revenue, respectively. One subcontract under a federal procurement generated 18.8% of our revenue.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

The Company sold third party software and maintenance contracts under agreements with one major supplier in 2017, accounting for 52.7% of total revenue. In 2016, the Company sold third party software and maintenance contracts under agreements with two major suppliers, accounting for 49.6% of total revenue.

At December 31, 2017, the Company’s accounts receivable included receivables from prime contracts with one U.S. government agency that represented 17.8% of the Company’s outstanding accounts receivable, and receivables from two subcontracts under federal procurements that represented 35.2% and 10.6% of the Company’s outstanding accounts receivable, respectively.

At December 31, 2016, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 39.1% and 30.0% of the Company’s outstanding accounts receivable, respectively.

Related Party Transactions

The Company’s Director of Human Resources is the spouse of the Senior Vice President and Chief Operating Officer of the Company. During the years ended December 31, 2017 and 2016, she earned wages of $136,705 and $133,309, respectively, as an employee of the Company.

Mark T. Krial, a member of the Company's Board of Directors, currently serves as president of Marathon TS, Inc. (“Marathon”), an IT and professional services firm which serves the federal government and commercial markets. Revenues from Marathon totaled $14,271 and $11,349 during the years ended December 31, 2017 and 2016, respectively.

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

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

We will adopt the requirements of Topic 606 effective January 1, 2018, using the Retrospective Transition method, whereby Topic 606 will be applied to the prior year as presented with the use of certain applicable practical expedients, and any effects on periods preceding the periods reported will appear as an adjustment to retained earnings as of the beginning of the earliest period reported. As the ASU supersedes substantially all existing revenue guidance affecting us under current GAAP, it will impact revenue and cost recognition across the whole of our business, as well as our business processes and our information technology systems.

We began our evaluation of the impact of Topic 606 in early 2017 by evaluating its impact on selected contracts of each type under which we operate. With this baseline understanding, we developed a project plan to evaluate the remainder of our contracts, develop processes and tools to dual-report financial results under both current GAAP and Topic 606, and assess the internal control structure in order to adopt Topic 606 on January 1, 2018. We have briefed our Audit Committee on our progress made towards adoption. Adoption of Topic 606 will not have a material impact on our financial statements.

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

2.
Receivables

Accounts receivable at December 31, 2017 and 2016, consist of the following:

	2017	2016
Billed federal government	$560,942	$693,321
Billed commercial and other	49,240	67,201
Total billed	610,182	760,522
Unbilled	5,532	396,865
Allowance for doubtful accounts	-	-
Accounts receivable, net	$615,714	$1,157,387

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables are for services provided through the balance sheet date that are expected to be billed and collected within one year.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3
December 31, 2017
Money market funds	$2,120,269	$-	$-
Total	$2,120,269	$-	$-

December 31, 2016
Money market funds	$1,611,799	$-	$-
Total	$1,611,799	$-	$-

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

4.
Property and Equipment

A summary of fixed assets and equipment at December 31, 2017 and 2016, consist of the following:

	2017	2016
Furniture and equipment	$75,747	$110,042
Computer equipment and software	213,239	317,644
Leasehold improvements	6,814	6,814
Subtotal	295,800	434,500
Less: accumulated depreciation and amortization	(284,667)	(407,302)
Total	$11,133	$27,198

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended December 31, 2017 and 2016, was $16,905 and $28,258, respectively.

5.
Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. The credit agreement includes an interest rate indexed to 3.00% above the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate (“ICE LIBOR”). The line of credit will next expire on May 31, 2018. The draws against the line are limited by varying percentages of the Company’s eligible accounts receivable. The draw limit at December 31, 2017 was $489,627. The bank is granted a security interest in all of the Company’s assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2017 was 4.511%. At December 31, 2016, the effective rate was 3.744%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank. There was no outstanding balance on the line of credit at December 31, 2017 or 2016.

6.
Commitments and Contingencies

Operating Leases

The Company leases its facility under a long-term operating lease agreement through May 2021. Rent expense was $103,007 and $99,994 for the years ended December 31, 2017 and 2016, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2018	$103,512
	2019	106,617
	2020	109,846
	2021	55,719
Total minimum rent payments		$375,694

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

7.
Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at
December 31, 2017 and 2016, are as follows:

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

	2017	2016
Deferred tax assets (liabilities)
Net operating loss carryforwards	$3,889,200	$5,702,400
Accrued commissions	154,400	285,900
Accrued vacation	29,400	32,500
AMT tax credit carryforward	-	6,600
Fixed assets	(25,500)	(2,100)
Other	6,000	6,000
Subtotal	4,053,500	6,031,300
Valuation allowance	(4,053,500)	(6,031,300)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2017	2016
Income (loss) before taxes	$246,462	$(553,681)
Income tax expense (benefit) on above
amount at federal statutory rate	$83,800	$(188,300)
State income tax expense (benefit), net of
federal expense (benefit)	9,900	(22,100)
Permanent differences	7,500	6,000
Other	5,800	49,600
Tax Cuts & Jobs Act of 2017	1,870,800	-
Change in valuation allowance	(1,977,800)	154,800
Provision for income taxes	$-	$-

Income tax expense for the years ended December 31, 2017 and 2016 consists of the following:

	December 31,
Current income taxes	2017	2016
Federal	$16,300	$-
State	2,400	-
Alternative minimum tax	-	-
Benefit from utilization of net operating losses	(18,700)	-
Subtotal	-	-
Deferred taxes	-	-
Provision for income taxes	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $15.0 million, which expire, if unused, between the years 2018 and 2036.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2017 and 2016, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company for 2014, 2015, and 2016 are subject to examination by income taxing authorities, generally for three years after each was filed.

8.
Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (“CODA”), which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2017 and in 2016, the Company matched 25% of the first 6% of the participants’ elective deferrals. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2017 or 2016. Expenses for matching contributions for the years ended December 31, 2017 and 2016 were $31,116 and $27,463, respectively.

9.
Stock Options and Warrants

During the year ended December 31, 2017, the Company had two stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. The fair values of option awards granted in 2017 and 2016 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2017	2016
Risk-free interest rate	1.87% - 2.06%	0.70%- 1.73%
Dividend yield	0%	0%
Expected term	5 years	2-10 years
Expected volatility	44.6% - 47.0%	34.9% - 50.4%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At December 31, 2017, there were 222,000 options issued under the 2016 Plan, none of which were yet exercisable.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. There were 1,056,000 and 1,268,000 unexpired exercisable options remaining from the 2006 Plan at December 31, 2017 and 2016, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2017, and changes during the year ended December 31, 2017, was as follows:

Options outstanding
		Weighted average	Weighted average
		exercise price	remaining
Incentive Options	Shares	per share	contractual term
Outstanding at January 1, 2017	1,313,000	$0.22
Options granted	222,000	0.35
Options exercised	-	-
Options expired	(222,000)	0.40
Options forfeited	(25,000)	0.14
Outstanding at December 31, 2017	1,288,000	$0.21	5 years, 1 month
Exercisable at December 31, 2017	1,056,000	$0.18	5 years, 1 month

Nonvested stock option awards as of December 31, 2017, and changes during the year ended December 31, 2017, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2017	45,000	$0.07
Granted	222,000	0.10
Vested	(15,000)	0.06
Forfeited	(25,000)	0.05
Nonvested at December 31, 2017	227,000	$0.10

As of December 31, 2017, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation totaled $7,103, which is expected to be recognized over a weighted average period of 4 months.

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

10.
Earnings (Loss) Per Share

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

	Net income		Per share
	(loss)	Shares	amount
Basic net income per common share for the
year ended December 31, 2017:
Income available to common shareholders	$246,462	11,201,760	$0.02
Effect of dilutive stock options	-	381,818	-
Diluted net income per common share for the
year ended December 31, 2017:	$246,462	11,583,578	$0.02

Basic net loss per common share for the
year ended December 31, 2016:
Loss available to common shareholders	$(553,681)	11,201,760	$(0.05)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
year ended December 31, 2016:	$(553,681)	11,201,760	$(0.05)

11.
Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2017 and 2016:

	2017	2016
Deferred costs of software sales	$300,558	$596,724
ISO 9001	15,427	18,166
Prepaid insurance	14,500	13,774
Prepaid rent	8,499	8,883
Other	29,642	26,009
Total	$368,626	$663,556

The following table summarizes the Company’s other current liabilities as of December 31, 2017 and 2016:

	2017	2016
Accrued costs of software sales	$337,560	$337,560
Accrued accounting and auditing expense	49,500	46,500
Other	24,427	12,021
Total	$411,487	$396,081

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2018 Annual Meeting of Stockholders.)

Item 11. Executive Compensation

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2018 Annual Meeting of Stockholders.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2018 Annual Meeting of Stockholders.)

Item 13. Certain Relationships and Related Transactions, and Director Independence

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2018 Annual Meeting of Stockholders.)

Item 14. Principal Accounting Fees and Services

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2018 Annual Meeting of Stockholders.)

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements

		(as presented in Item 8 of this Annual Report)	Page

		Report of Independent Registered Public Accounting Firm	17
		Balance Sheets as of December 31, 2017 and 2016	18
		Statements of Operations and Comprehensive Income (loss)
		for the years ended December 31, 2017 and 2016	19
		Statements of Changes in Stockholders' Equity for the
		years ended December 31, 2017 and 2016	20
		Statements of Cash Flows for the years ended
		December 31, 2017 and 2016	21
		Notes to Financial Statements	22

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED (Registrant)

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
April 2, 2018

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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief	April 2, 2018
Sandor Rosenberg	Executive Officer and President

/s/ Mark T. Krial	Director	April 2, 2018
Mark T. Krial

/s/ Charles A. May Jr.	Director	April 2, 2018
Charles A. May

/s/ William Pickle	Director	April 2, 2018
William Pickle

/s/ Bonnie K. Wachtel	Director	April 2, 2018
Bonnie K. Wachtel

/s/ James D. Wester	Director	April 2, 2018
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer,	April 2, 2018
Richard S. DeRose	Secretary and Treasurer

/s/ Matthew T. Sand	Controller	April 2, 2018
Matthew T. Sand

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2013, and filed on March 31, 2014
10.13	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated April 21, 2015.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2015, and filed on May 15, 2015
10.14	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 26, 2016.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2016, and filed on August 11, 2016
10.15	Sixth Modification of Lease, dated December 9, 2016, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2016, and filed on March 31, 2017
10.16	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2017, and filed on August 14, 2017
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K