Form 10-Q
period 2018-03-31
INFORMATION ANALYSIS INC
filed 2018-05-15
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2018
or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___ to ____

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
11,201,760 shares of common stock, par value $0.01 per share, as of May 11, 2018.

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,236,937	$2,731,510
Accounts receivable, net	653,836	610,182
Prepaid expenses and other current assets	222,359	368,626
Contract assets	32,626	5,532
Notes receivable	-	1,719
Total current assets	3,145,758	3,717,569

Property and equipment, net of accumulated depreciation
and amortization of $287,613 and $284,667	10,940	11,133
Other assets	6,281	6,281
Total assets	$3,162,979	$3,734,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$76,401	$47,658
Commissions payable	659,805	712,829
Accrued payroll and related liabilities	247,415	275,582
Contract liabilities	238,042	387,002
Other accrued liabilities	73,457	411,487
Franchise taxes payable	822	6,400
Total liabilities	1,295,942	1,840,958

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 12,844,376 shares issued, 11,201,760 shares
outstanding as of March 31, 2018, and December 31, 2017	128,443	128,443
Additional paid-in capital	14,652,694	14,646,406
Accumulated deficit	(11,983,889)	(11,950,613)
Treasury stock, 1,642,616 shares at cost
at March 31, 2018 and December 31, 2017	(930,211)	(930,211)
Total stockholders' equity	1,867,037	1,894,025

Total liabilities and stockholders' equity	$3,162,979	$3,734,983

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenues
Professional fees	$1,213,647	$1,020,033
Software sales	180,829	461,615
Total revenues	1,394,476	1,481,648

Cost of revenues
Cost of professional fees	672,581	534,746
Cost of software sales	171,474	447,057
Total cost of revenues	844,055	981,803

Gross profit	550,421	499,845

Selling, general and administrative expenses	470,494	418,786
Commissions expense	115,874	114,633

Loss from operations	(35,947)	(33,574)

Other income	2,671	1,958

Loss before provision for income taxes	(33,276)	(31,616)

Provision for income taxes	-	-

Net loss	$(33,276)	$(31,616)

Net loss per common share - basic	$-	$-

Net loss per common share - diluted	$-	$-

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,276)	$(31,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,946	5,519
Stock option compensation	6,288	(353)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(70,748)	101,983
Prepaid expenses and other current assets	146,267	230,420
Accounts payable	28,743	185,937
Accrued payroll and related liabilities and
other accrued liabilities	(371,775)	(336,805)
Contract liabilities	(148,960)	(36,500)
Commissions payable	(53,024)	(249,903)
Net cash used in operating activities	(493,539)	(131,318)

Cash flows from investing activities
Acquisition of property and equipment	(2,753)	-
Payments received on notes receivable	1,719	968
Increase in notes receivable	-	(2,500)
Net cash used in investing activities	(1,034)	(1,532)

Net decrease in cash and cash equivalents	(494,573)	(132,850)

Cash and cash equivalents, beginning of the period	2,731,510	1,895,372

Cash and cash equivalents, end of the period	$2,236,937	$1,762,522

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Business

Founded in 1979, Information Analysis Incorporated (the “Company”, “we”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations. We presently concentrate our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions), data analytics, cyber security applications, and legacy software migration and modernization for various agencies of the federal government. We provide software and services to government and commercial customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018 (the “Annual Report”). The accompanying December 31, 2017 balance sheet and financial information was derived from our audited financial statements included in the Annual Report, adjusted for the effect of newly-implemented revenue recognition policies described in Note 2. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2018 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that was filed with the SEC on April 2, 2018, except as described in Note 2.

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

Income Taxes

As of March 31, 2018, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. Through the filing of its 2016 federal income tax return, the Company has net operating loss carryforwards in the amount of $15,007,467, of which $7,798,231 will expire, if unused, on December 31, 2018.

Reclassification of Financial Statement Line Items

Certain financial statement line items presented in prior periods have been reclassified for consistency between the periods presented. Contract assets in the form of unbilled receivables has been disaggregated from accounts receivable, net, and deferred revenue has been reclassified as contract liabilities.

2.
Revenue from Contracts with Customers

Revenue is recognized when all of the following steps have been taken and criteria met for each contract:

●
Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform and, (iii) we determine that collection of substantially all consideration to which we will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

●
Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

●
Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on sales target achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.

●
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Determination of the standalone selling price requires judgement. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

●
Recognition of revenue when, or as, we satisfy performance obligations - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Nature of products and services

We generate revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, sales of third-party support and maintenance contracts based on those software products, and incentive payments received from third-party software suppliers for facilitating sales directly between that supplier and a customer introduced by us. We sell through our direct relationships with end customers and under subcontractor arrangements. We account for our performance obligations in accordance with the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), and all related interpretations.

Professional services are offered through several arrangements – through time and materials arrangements, fixed-price-per-unit arrangements, fixed-price arrangements, or combinations of these arrangements within individual contracts. Revenue under time and materials arrangements is recognized over time in the period the hours are worked or the expenses are incurred, as control of the benefits of the work is deemed to have passed to the customer as the work is performed. Revenue under fixed-price-per-unit arrangements is recognized at a point in time when delivery of units have occurred and units are accepted by the customer or are reasonably expected to be accepted. Generally revenue under fixed-price arrangements and mixed arrangements is recognized either over time or at a point in time based on the allocation of transaction pricing to each identified performance obligation as control of each is transferred to the customer. For fixed-price arrangements for which we are paid a fixed fee to make ourselves available to support a customer, with no predetermined deliverables to which transaction prices can be estimated or allocated, revenue is recognized ratably over time.

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. Our obligations as the seller for each class differ based on our reseller agreements and whether our customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract is material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. If the transaction prices of the performance obligations related to implementing the government administrator’s use of the administrative portal and administrator support for the individual contract are material (rare), these obligations are recognized separately over time, as performed. Revenue for bulk desktop software licenses for non-government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where we have no obligation to the customer after the third party makes delivery of the licenses, we have determined we are acting as an agent, and we recognize revenue upon delivery of the licenses only for the net of the selling price and our contract costs.

Third-party support and maintenance contracts for enterprise server-based software include a performance obligation under our reseller agreements for us to be the first line of support (direct support) and second line of support (intermediary between customer and manufacturer) to the customer. Because of the support performance obligations, and because the amount of support is not estimable, we recognize revenue ratably over time as we make ourselves available to provide the support.

Incentive payments are received under reseller agreements with software manufacturers and suppliers where we introduce and court a customer, but the sale occurs directly between the customer and the supplier or between the customer and the manufacturer. Since the transfer of control of the licenses cannot be measured from outside of these transactions, revenue is recognized when payment from the manufacturer or supplier is received.

Disaggregation of Revenue from Contracts with Customers

Contract	Three months ended 3/31/2018		Three months ended 3/31/2017
Type	Amount	Percentage	Amount	Percentage

Professional Services	$1,213,647	87.0%	$1,020,033	68.8%

Support & Maintenance	148,960	10.7%	256,814	17.3%

Third-Party Software	27,414	2.0%	199,942	13.5%

Incentive Payments	4,455	0.3%	4,859	0.3%

Total Revenue	$1,394,476		$1,481,648

Revenue	Three months ended 3/31/2018		Three months ended 3/31/2017
Recognition Type	Amount	Percentage	Amount	Percentage

Time & Materials	$798,841	57.3%	$599,609	40.5%

Fixed-Price Ratably over Time	477,174	34.2%	587,306	39.6%

Mixed	83,092	6.0%	83,732	5.7%

Fixed-Price per Unit	30,914	2.2%	206,142	13.9%

Incentive Payments	4,455	0.3%	4,859	0.3%

Total Revenue	$1,394,476		$1,481,648

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where we have the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. Contract assets balances were $32,626 and $5,532 as of March 31, 2018, and December 31, 2017, respectively. The increase in contract assets from December 31, 2017, to March 31, 2018, is due primarily to one contract for which the invoice is a fixed monthly amount but for which the quantity of performance obligations satisfied varies each month.

Contract Liabilities

Contract liabilities, to which we formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $238,042 and $387,002 at March 31, 2018, and December 31, 2017, respectively. The decrease in contract liabilities from December 31, 2017, to March 31, 2018, is due primarily to the recognition of revenue over time from third-party support and maintenance contracts for enterprise server-based software sales.

Costs to Obtain or Fulfill a Contract

When applicable, we recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at March 31, 2018 and December 31, 2017.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a software support and maintenance term with revenue recognized ratably over the contract period.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on our balance sheet. We recognize these direct costs ratably over time as we make ourselves available to provide our performance obligation for software support, commensurate with our recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $155,840 and $300,558 at March 31, 2018, and December 31, 2017, respectively.

ASC 606 Impact to Previously Reported Results

On January 1, 2018, we adopted ASC 606 by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. Based on the results of our evaluation, the adoption of ASC 606 did not have a material impact on our revenue recognition policies. In addition, the adoption of ASC 606 did not have a material impact on our financial statements for the three months ended March 31, 2018 and 2017. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018, from the adoption of ASC 606 was not material.

3.
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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” to provide additional guidance and reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this guidance effective January 1, 2018, and there was no material impact on our financial statements.

4.
Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. There were no options granted during the three months ended March 31, 2017. The fair values of option awards granted in the three months ended March 31, 2018, were estimated using the Black-Sholes option pricing model under the following assumptions:

2018
Risk-free interest rate	2.65% - 2.66%
Dividend yield	0%
Expected term	5 years
Expected volatility	49.0%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At March 31, 2018, there were unexpired options for 352,000 shares issued under the 2016 Plan, of which 116,000 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 1,066,000 unexpired options remaining from the 2006 Plan at March 31, 2018, of which 1,056,000 were exercisable.

The status of the options issued under the foregoing option plans as of March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at January 1, 2018	1,288,000	$0.21
Options granted	130,000	0.47
Options exercised	-	-
Options expired	-	-
Options forfeited	-	-
Outstanding at March 31, 2018	1,418,000	$0.23	5 years, 3 months	$320,178
Exercisable at March 31, 2018	1,172,000	$0.20	4 years, 9 months	$304,818

No options were granted during the three months ended March 31, 2017. There were no options exercised during the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was $28,115 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of six months.

Total compensation expense related to these plans was $6,288 and $259 for the quarters ended March 31, 2018 and 2017, respectively, none of which related to options awarded to non-employees. Compensation expense relating to prior periods in the amount of $612 was reversed in the three months ended March 31, 2017, from options that were forfeited prior to vesting, and are not included in the total compensation expense above.

Nonvested option awards as of March 31, 2018 and changes during the three months ended March 31, 2018 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2018	232,000	$0.10
Granted	130,000	0.21
Vested	(116,000)	0.10
Forfeited	-	-
Nonvested at March 31, 2018	246,000	$0.16

5.
Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2018, and is expected to be renewed under similar terms for a period of one-to-two years. As of March 31, 2018, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.
Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 623,276 shares and 179,490 shares from stock options were excluded from diluted shares for the three months ended March 31, 2018 and 2017, respectively.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

			Per share
	Net loss	Shares	amount
Basic net income per common share for the
three months ended March 31, 2018:
Loss available to common shareholders	$(33,276)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended March 31, 2018:	$(33,276)	11,201,760	$-

Basic net loss per common share for the
three months ended March 31, 2017:
Loss available to common shareholders	$(31,616)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended March 31, 2017:	$(31,616)	11,201,760	$-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 10-K”) and in other filings with the Securities and Exchange Commission.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2017 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems and programs, developing Section 508-compliant electronic forms and smart forms, and performing consulting services to government and commercial organizations. We have performed software conversion projects for over 100 commercial and government customers, including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Education, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government.

IAI has earned an ISO 9001:2015 Management System certificate for the provisioning and management of certain services and product delivery to its customers. Many government agencies are now requiring this certification as a basis for participating in designated contract solicitations. ISO 9001:2015 is a process-based certification recognizing organizations that can link business objectives with operating effectiveness and institutionalize continual improvement in its operations. In order to achieve and maintain certification, IAI is required to demonstrate through external audit our ability to consistently provide products and services that meet customer and applicable statutory and regulatory requirements set forth in the referenced ISO 9001:2015 standard. Companies that achieve such certification have demonstrated effective implementation of documentation and records management, top management’s commitment to their customers, establishment of clear policy, good planning and implementation, good resource management, efficient process control, as well as measurement and analysis.

In the three months ended March 31, 2018, our prime contracts with U.S. government agencies generated 47.6% of our revenue, subcontracts under federal procurements generated 45.7% of our revenue, and 6.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one contract generated 23.6% of our revenue. One subcontract generated 38.3% of our revenue.

In the three months ended March 31, 2017, our prime contracts with U.S. government agencies generated 61.9% of our revenue, subcontracts under federal procurements generated 27.2% of our revenue, and 10.9% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 22.3% and 13.0% of our revenue, respectively.

At March 31, 2018, balances related to one subcontract under a federal procurement represented 51.6% of our outstanding accounts receivable, and balances related to one prime contract represented 16.8% of our outstanding accounts receivable.

We sold third-party software and maintenance contracts under agreements with two major suppliers. These sales accounted for 13.0% of total revenue in the first quarter of 2018 and 31.1% of revenue in the first quarter of 2017.

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Revenue
Our revenues in the first quarter of 2018 were $1,394,476 compared to $1,481,648 in the corresponding quarter in 2017, a decrease of $87,172, or (5.9%). Professional fee revenue was $1,213,647 in the first quarter of 2018 versus $1,020,033 in the corresponding quarter in 2017, an increase of $193,614, or 19.0%, and software revenue was $180,829 in the first quarter of 2018 versus $461,615 in the first quarter of 2017, a decrease of $280,786, or (60.8%). Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several minor increases and decreases in activity under our other professional services contracts. The decrease in our software revenue in 2018 versus the same period in 2017 is due to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit
Gross profit was $550,421, or 39.5% of revenue in the first quarter of 2018 versus $499,845, or 33.7% of revenue in the first quarter of 2017. For the quarter ended March 31, 2018, $541,066 of the gross profit was attributable to professional fees at a gross profit percentage of 44.6%, and $9,355 of the gross profit was attributable to software sales at a gross profit percentage of 5.2%. In the same quarter in 2017, we reported gross profit for professional fees of $485,287, or 47.6%, of professional fee revenue, and gross profit of $14,558, or 3.2% of software sales. Gross profit from professional fees increased primarily due to one new subcontract under a federal procurement, offsetting decreases in gross margin due to expirations of some of our other professional services contracts. Gross profit on software sales decreased due to a decrease in sales to new customers versus the first three months of 2017. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $470,494, or 33.7% of revenues, in the first quarter of 2018 versus $418,786, or 28.3% of revenues, in the first quarter of 2017. These expenses increased $51,708, or 12.3%, from the first quarter of 2017. These increases are from increases in overhead labor and the fringe benefits associated with that labor, the cost of obtaining and maintaining our ISO 9001 certification, costs associated with conducting business in certain U.S. states, and the costs of issuing incentive stock options to certain key employees.

Commission expense was $115,874, or 8.3% of revenues, in the first quarter of 2018 versus $114,633, or 7.7% of revenues, in the first quarter of 2017. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net loss

Net loss for the three months ended March 31, 2018, was $33,276, or 2.4% of revenue, versus net loss of $31,616, or 2.1% of revenue, for the same period in 2017.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2018, were sufficient to provide financing for our operations. Our net cash used in the combination of our operating and investing activities in the first three months of 2018 was $494,573. This net cash, when subtracted from a beginning balance of $2,731,510, yielded cash and cash equivalents of $2,236,937 as of March 31, 2018. Accounts receivable and contract assets increased $70,748. Prepaid expenses and other current assets decreased $146,267 due primarily to the allocation over time of prepaid expenses associated with recognition of expenses related to maintenance contracts on software sales. Other accrued liabilities decreased $338,030 as balances related to software sales occurring in 2017 flowed through accounts payable. Contract liabilities decreased $148,960, due primarily to the recognition of revenue over time from the maintenance contracts on software sales. Commissions payable decreased $53,024 due to payouts of existing commissions payable balances occurring faster than new commissions were earned.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2018. As of March 31, 2018, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2017.

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

Information Analysis Incorporated
(Registrant)

Date: May 15, 2018	By:	/s/Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: May 15, 2018	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer