Form 10-Q
period 2018-06-30
INFORMATION ANALYSIS INC
filed 2018-08-13
CIK 803578

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,201,760 shares of common stock, par value $0.01 per share, as of August 10, 2018.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,092,445	$2,731,510
Accounts receivable, net	774,666	610,182
Prepaid expenses and other current assets	68,189	368,626
Contract assets	17,068	5,532
Notes receivable	-	1,719
Total current assets	2,952,368	3,717,569

Property and equipment, net of accumulated depreciation
and amortization of $290,235 and $284,667	8,466	11,133
Other assets	6,281	6,281
Total assets	$2,967,115	$3,734,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,234	$47,658
Commissions payable	618,450	712,829
Accrued payroll and related liabilities	257,831	275,582
Contract liabilities	133,475	387,002
Other accrued liabilities	54,602	411,487
Franchise taxes payable	-	6,400
Total liabilities	1,096,592	1,840,958

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 12,844,376 shares issued, 11,201,760 shares
outstanding as of June 30, 2018, and December 31, 2017	128,443	128,443
Additional paid-in capital	14,662,062	14,646,406
Accumulated deficit	(11,989,771)	(11,950,613)
Treasury stock, 1,642,616 shares at cost
at June 30, 2018 and December 31, 2017	(930,211)	(930,211)
Total stockholders' equity	1,870,523	1,894,025

Total liabilities and stockholders' equity	$2,967,115	$3,734,983

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2018	2017
Revenues
Professional fees	$1,104,148	$1,271,440
Software sales	2,603,671	2,784,676
Total revenues	3,707,819	4,056,116

Cost of revenues
Cost of professional fees	580,761	679,233
Cost of software sales	2,571,704	2,739,543
Total cost of revenues	3,152,465	3,418,776

Gross profit	555,354	637,340

Selling, general and administrative expenses	439,535	426,148
Commissions expense	124,686	124,671

(Loss) income from operations	(8,867)	86,521

Other income	2,985	2,197

(Loss) income before provision for income taxes	(5,882)	88,718

Provision for income taxes	-	-

Net (loss) income	$(5,882)	$88,718

Net (loss) income per common share - basic	$-	$0.01

Net (loss) income per common share - diluted	$-	$0.01

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,544,756

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2018	2017
Revenues
Professional fees	$2,317,795	$2,291,473
Software sales	2,784,500	3,246,291
Total revenues	5,102,295	5,537,764

Cost of revenues
Cost of professional fees	1,253,342	1,213,979
Cost of software sales	2,743,178	3,186,600
Total cost of revenues	3,996,520	4,400,579

Gross profit	1,105,775	1,137,185

Selling, general and administrative expenses	910,029	844,934
Commissions expense	240,560	239,304

(Loss) income from operations	(44,814)	52,947

Other income	5,656	4,155

(Loss) income before provision for income taxes	(39,158)	57,102

Provision for income taxes	-	-

Net (loss) income	$(39,158)	$57,102

Net (loss) income per common share - basic	$-	$0.01

Net (loss) income per common share - diluted	$-	$-

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,508,431

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(39,158)	$57,102
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	5,569	10,159
Stock option compensation	15,656	(290)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(176,020)	421,629
Prepaid expenses and other current assets	300,437	436,005
Accounts payable	(15,424)	24,140
Accrued payroll and related liabilities and
other accrued liabilities	(381,036)	(298,049)
Contract liabilities	(253,527)	(507,219)
Commissions payable	(94,379)	(70,695)
Net cash (used in) provided by operating activities	(637,882)	72,782

Cash flows from investing activities
Acquisition of property and equipment	(2,902)	-
Payments received on notes receivable	1,719	1,904
Increase in notes receivable	-	(2,500)
Net cash used in investing activities	(1,183)	(596)

Net (decrease) increase in cash and cash equivalents	(639,065)	72,186

Cash and cash equivalents, beginning of the period	2,731,510	1,895,372

Cash and cash equivalents, end of the period	$2,092,445	$1,967,558

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018 (the “Annual Report”). The accompanying December 31, 2017 balance sheet was derived from our audited financial statements included in the Annual Report, adjusted for the effect of newly-implemented revenue recognition policies described in Note 2. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of June 30, 2018 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that was filed with the SEC on April 2, 2018, except as described in Note 2 herein.

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

Income Taxes

As of June 30, 2018, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. Through the filing of its 2016 federal income tax return, the Company has net operating loss carryforwards in the amount of $15,007,467, of which $7,798,231 will expire, if unused, on December 31, 2018.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

ASC 606 Impact to Previously Reported Results

On January 1, 2018, we adopted the FASB-issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. Based on the results of our evaluation, the adoption of ASC 606 did not have a material impact on our revenue recognition policies. In addition, the adoption of ASC 606 did not have a material impact on our financial statements for the six months ended June 30, 2018 and 2017. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018, from the adoption of ASC 606 was not material.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

Nature of products and services

We generate revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, sales of third-party support and maintenance contracts based on those software products, and incentive payments received from third-party software suppliers for facilitating sales directly between that supplier and a customer introduced by us. We sell through our direct relationships with end customers and under subcontractor arrangements. We account for our performance obligations in accordance with ASC 606, and all related interpretations.

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

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. Our obligations as the seller for each class differ based on our reseller agreements and whether our customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract is material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. If the transaction prices of the performance obligations related to implementing the government administrator’s use of the administrative portal and administrator support for the individual contract are material (rare), these obligations are recognized separately over time, as performed. Revenue for bulk desktop software licenses for non-government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where we have no obligation to the customer after the third-party makes delivery of the licenses, we have determined we are acting as an agent, and we recognize revenue upon delivery of the licenses only for the net of the selling price and our contract costs.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

Disaggregation of Revenue from Contracts with Customers

Contract	Three months ended 6/30/2018		Three months ended 6/30/2017
Type	Amount	Percentage	Amount	Percentage

Professional Services	$1,104,148	29.8%	$1,271,440	31.3%

Third-Party Software	2,455,719	66.2%	833,414	20.6%

Support & Maintenance	145,053	3.9%	1,944,007	47.9%

Incentive Payments	2,899	0.1%	7,255	0.2%

Total Revenue	$3,707,819		$4,056,116

Contract	Six months ended 6/30/2018		Six months ended 6/30/2017
Type	Amount	Percentage	Amount	Percentage

Professional Services	$2,317,795	45.4%	$2,291,473	41.4%

Third-Party Software	2,483,133	48.7%	1,033,356	18.7%

Support & Maintenance	294,013	5.8%	2,200,820	39.7%

Incentive Payments	7,354	0.1%	12,115	0.2%

Total Revenue	$5,102,295		$5,537,764

Revenue	Three months ended 6/30/2018		Three months ended 6/30/2017
Recognition Type	Amount	Percentage	Amount	Percentage

Time & Materials	$728,940	19.7%	$859,539	21.2%

Fixed-Price Ratably over Time	1,081,512	29.2%	2,880,324	71.0%

Fixed-Price per Unit	1,855,415	50.0%	240,642	5.9%

Mixed	39,053	1.0%	68,356	1.7%

Incentive Payments	2,899	0.1%	7,255	0.2%

Total Revenue	$3,707,819		$4,056,116

Revenue	Six months ended 6/30/2018		Six months ended 6/30/2017
Recognition Type	Amount	Percentage	Amount	Percentage

Time & Materials	$1,526,136	29.9%	$1,458,698	26.3%

Fixed-Price Ratably over Time	1,560,331	30.6%	3,468,013	62.6%

Fixed-Price per Unit	1,886,329	37.0%	446,785	8.1%

Mixed	122,145	2.4%	152,153	2.8%

Incentive Payments	7,354	0.1%	12,115	0.2%

Total Revenue	$5,102,295		$5,537,764

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

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

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. Contract assets balances were $17,068 and $5,532 as of June 30, 2018, and December 31, 2017, respectively. The increase in contract assets from December 31, 2017, to June 30, 2018, is due primarily to one contract for which the invoice is a fixed monthly amount but for which the quantity of performance obligations satisfied varies each month.

Contract Liabilities

Contract liabilities, to which we formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $133,475 and $387,002 at June 30, 2018, and December 31, 2017, respectively. The decrease in contract liabilities from December 31, 2017, to June 30, 2018, is due primarily to the recognition of revenue over time from third-party support and maintenance contracts for enterprise server-based software sales.

Costs to Obtain or Fulfill a Contract

When applicable, we recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at June 30, 2018 and December 31, 2017.

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

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on our balance sheet. We recognize these direct costs ratably over time as we make ourselves available to provide our performance obligation for software support, commensurate with our recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $18,257 and $300,558 at June 30, 2018, and December 31, 2017, respectively.

3.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies, that the Company adopts as of the specified effective date.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” and followed it up with ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842: Targeted Improvements” (collectively “Topic 842”), which provided updated guidance on lease accounting. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on its financial statements. When adopted, the Company’s operating lease for office space will be presented as a right-of-use asset and as an offsetting liability for the present value of the contractual cash flows. The Company does not currently have any other material lease obligations.

4.
Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. There were no options granted during the three months and six months ended June 30, 2017. The fair values of option awards granted in the three months and six months ended June 30, 2018, were estimated using the Black-Sholes option pricing model under the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Risk-free interest rate	2.71% - 2.92%	2.65% - 2.92%
Dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	49.5% - 51.3%	49.0%-51.3%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At June 30, 2018, there were unexpired options for 382,000 shares issued under the 2016 Plan, of which 116,000 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 1,013,500 unexpired options remaining from the 2006 Plan at June 30, 2018, of which 1,013,500 were exercisable.

The status of the options issued under the foregoing option plans as of June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

Options outstanding
		Weighted average	Weighted average
		exercise price	remaining
Incentive Options	Shares	per share	contractual term
Outstanding at January 1, 2018	1,288,000	$0.21
Options granted	160,000	0.45
Options exercised	-	-
Options expired	(52,500)	0.34
Options forfeited	-	-
Outstanding at June 30, 2018	1,395,500	$0.23	5 years, 4 months
Exercisable at June 30, 2018	1,129,500	$0.19	4 years, 9 months

No options were granted during the six months ended June 30, 2017. There were no options exercised during the six months ended June 30, 2018 and 2017. As of June 30, 2018, there was $23,847 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of six months.

Total compensation expense related to these plans was $9,368 and $63 for the three months ended June 30, 2018 and 2017, respectively, of which $218 and $0 related to options awarded to non-employees, respectively. Total compensation expense related to these plans was $15,656 and $322 for the six months ended June 30, 2018 and 2017, respectively, of which $218 and $0 related to options awarded to non-employees, respectively. Compensation expense relating to prior periods in the amount of $612 was reversed in the six months ended June 30, 2017, from options that were forfeited prior to vesting.

Nonvested option awards as of June 30, 2018 and changes during the six months ended June 30, 2018 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2018	232,000	$0.10
Granted	160,000	0.20
Vested	(126,000)	0.10
Forfeited	-	-
Nonvested at June 30, 2018	266,000	$0.16

5.
Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of June 30, 2018, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.
(Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 540,462 shares and 559,498 shares from stock options were excluded from diluted shares for the three months and six months ended June 30, 2018, respectively.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

	Net (loss)		Per share
	income	Shares	amount
Basic net loss per common share for the
three months ended June 30, 2018:
Loss available to common shareholders	$(5,882)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended June 30, 2018	$(5,882)	11,201,760	$-

Basic net income per common share for the
three months ended June 30, 2017:
Income available to common shareholders	$88,718	11,201,760	$0.01
Effect of dilutive stock options	-	342,996	-
Diluted net income per common share for the
three months ended June 30, 2017	$88,718	11,544,756	$0.01

Basic net loss per common share for the
six months ended June 30, 2018:
Loss available to common shareholders	$(39,158)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
six months ended June 30, 2018	$(39,158)	11,201,760	$-

Basic net income per common share for the
six months ended June 30, 2017:
Income available to common shareholders	$57,102	11,201,760	$0.01
Effect of dilutive stock options	-	306,671	-
Diluted net income per common share for the
six months ended June 30, 2017	$57,102	11,508,431	$-

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

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

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems and programs, developing Section 508-compliant electronic forms and smart forms, and performing consulting services to government and commercial organizations. We have performed software conversion projects for over 100 commercial and government customers, including Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Education, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation, and the U.S. Small Business Administration. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

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

In the three months ended June 30, 2018, our prime contracts with U.S. government agencies generated 81.6% of our revenue, subcontracts under federal procurements generated 16.0% of our revenue, and 2.4% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 49.3% and 16.4% of our revenue, respectively. One subcontract generated 13.4% of our revenue.

In the three months ended June 30, 2017, our prime contracts with U.S. government agencies generated 80.0% of our revenue, subcontracts under federal procurements generated 15.7% of our revenue, and 4.3% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 41.6% and 15.0% of our revenue, respectively. One subcontract generated 12.4% of our revenue.

In the six months ended June 30, 2018, our prime contracts with U.S. government agencies generated 72.3% of our revenue, subcontracts under federal procurements generated 24.1% of our revenue, and 3.6% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two contracts generated 35.8% and 12.9% of our revenue, respectively. One subcontract generated 20.2% of our revenue.

In the six months ended June 30, 2017, our prime contracts with U.S. government agencies generated 75.2% of our revenue, subcontracts under federal procurements generated 18.7% of our revenue, and 6.1% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, three contracts generated 30.5%, 11.9%, and 11.0% of our revenue, respectively. One subcontract generated 13.9% of our revenue.

At June 30, 2018, balances related to one subcontract under a federal procurement represented 37.9% of our outstanding accounts receivable, and balances related to one prime contract represented 28.3% of our outstanding accounts receivable.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 70.2% of total revenue in the second quarter of 2018 and 68.5% of revenue in the second quarter of 2017, and 54.6% of total revenue in the first six months of 2018 and 58.4% of revenue in the first six months of 2017.

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Revenue
Our revenues in the second quarter of 2018 were $3,707,819 compared to $4,056,116 in the corresponding quarter in 2017, a decrease of $348,297, or (8.6%). Professional fee revenue was $1,104,148 in the second quarter of 2018 versus $1,271,440 in the corresponding quarter in 2017, a decrease of $167,292, or (13.2%), and software revenue was $2,603,671 in the second quarter of 2018 versus $2,784,676 in the second quarter of 2017, a decrease of $181,005, or (6.5%). Revenue from professional fees decreased due primarily to the completion or expirations of certain contracts since the second quarter of 2017, as well as variations in the levels of activity on several other continuing contracts. The decrease in our software revenue in 2018 versus the same period in 2017 is due to the expiration of one recurring multi-year contract and to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

Gross Profit
Gross profit was $555,354, or 15.0% of revenue in the second quarter of 2018 versus $637,340, or 15.7% of revenue in the second quarter of 2017. For the quarter ended June 30, 2018, $523,387 of the gross profit was attributable to professional fees at a gross profit percentage of 47.4%, and $31,967 of the gross profit was attributable to software sales at a gross profit percentage of 1.2%. In the same quarter in 2017, we reported gross profit for professional fees of $592,207, or 46.6%, of professional fee revenue, and gross profit of $45,133, or 1.6% of software sales. Gross profit from professional fees decreased primarily due to the completion or expirations of certain contracts since the second quarter of 2017. Gross profit on software sales decreased due to decreases in margins on sales to new customers due to price competition and decreases in referral fees earned. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $439,535, or 11.9% of revenues, in the second quarter of 2018 versus $426,148, or 10.5% of revenues, in the second quarter of 2017. These expenses increased $13,387, or 3.1%, from the second quarter of 2017. These increases are from increases in non-billable labor and the fringe benefits associated with that labor, the cost of maintaining our ISO 9001 certification, and the costs of issuing incentive stock options to certain key employees.

Commission expense was $124,686, or 3.4% of revenues, in the second quarter of 2018 versus $124,671, or 3.1% of revenues, in the second quarter of 2017. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net (loss) income
Net loss for the three months ended June 30, 2018, was ($5,882), or (0.2%) of revenue, versus net income of $88,718, or 2.2% of revenue, for the same period in 2017.

Six months Ended June 30, 2018 versus Six months Ended June 30, 2017

Revenue
Our revenues in the first six months of 2018 were $5,102,295 compared to $5,537,764 in the corresponding quarter in 2017, a decrease of $435,469, or (7.9%). Professional fee revenue was $2,317,795 in the first six months of 2018 versus $2,291,473 in the corresponding quarter in 2017, an increase of $26,322, or 1.1%, and software revenue was $2,784,500 in the first six months of 2018 versus $3,246,291 in the first six months of 2017, a decrease of $461,791, or (14.2%). Revenue from professional fees increased due primarily to one new subcontract under a federal procurement, though there were several increases and decreases in activity under our other professional services contracts, including the completion or expirations of certain contracts. The decrease in our software revenue in 2018 versus the same period in 2017 is due to the expiration of one recurring multi-year contract and to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit
Gross profit was $1,105,775, or 21.7% of revenue in the first six months of 2018 versus $1,137,185, or 20.5% of revenue in the first six months of 2017. For the quarter ended June 30, 2018, $1,064,453 of the gross profit was attributable to professional fees at a gross profit percentage of 45.9%, and $41,322 of the gross profit was attributable to software sales at a gross profit percentage of 1.5%. In the same quarter in 2017, we reported gross profit for professional fees of $1,077,494, or 47.0%, of professional fee revenue, and gross profit of $59,691, or 1.8% of software sales. Gross profit from professional fees decreased primarily due to the completion or expirations of certain contracts since the second quarter of 2017. Gross profit on software sales decreased due to decreases in margins on sales to new customers due to price competition and decreases in referral fees earned. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $910,029, or 17.8% of revenues, in the first six months of 2018 versus $844,934, or 15.3% of revenues, in the first six months of 2017. These expenses increased $65,095, or 7.7%, from the first six months of 2017. These increases are from increases in non-billable labor and the fringe benefits associated with that labor, the cost of maintaining our ISO 9001 certification, costs associated with bids and proposals, and the costs of issuing incentive stock options to certain key employees.

Commission expense was $240,560, or 4.7% of revenues, in the first six months of 2018 versus $239,304, or 4.3% of revenues, in the first six months of 2017. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net (loss) income
Net loss for the six months ended June 30, 2018, was ($39,158), or (0.8%) of revenue, versus net income of $57,102, or 1.0% of revenue, for the same period in 2017.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2018, were sufficient to provide financing for our operations. Our net cash used in the combination of our operating and investing activities in the first six months of 2018 was $639,065. This net cash, when subtracted from a beginning balance of $2,731,510, yielded cash and cash equivalents of $2,092,445 as of June 30, 2018. Accounts receivable and contract assets increased $176,020. Prepaid expenses and other current assets decreased $300,437 due primarily to the allocation over time of prepaid expenses associated with recognition of expenses related to maintenance contracts on software sales. Other accrued liabilities decreased $356,885 as balances related to software sales and other accrued expenses accrued in 2017 flowed through accounts payable. Contract liabilities decreased $253,527, due primarily to the recognition of revenue over time from the maintenance contracts on software sales. Commissions payable decreased $94,379 due to payouts of existing commissions payable balances occurring faster than new commissions were earned.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of June 30, 2018, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

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

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

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
31.1
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q Second Quarter 2018

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: August 13, 2018	By:	/s/Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: August 13, 2018	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer