Form 10-Q
period 2018-09-30
INFORMATION ANALYSIS INC
filed 2018-11-14
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
11,201,760 shares of common stock, par value $0.01 per share, as of November 12, 2018.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$2,053,691	$2,731,510
Accounts receivable, net	1,157,327	610,182
Prepaid expenses and other current assets	466,263	368,626
Contract assets	7,470	5,532
Notes receivable	-	1,719
Total current assets	3,684,751	3,717,569

Property and equipment, net of accumulated depreciation
and amortization of $292,504 and $284,667	7,371	11,133
Other assets	6,281	6,281
Total assets	$3,698,403	$3,734,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$431,773	$47,658
Commissions payable	587,810	712,829
Contract liabilities	453,595	387,002
Accrued payroll and related liabilities	255,478	275,582
Other accrued liabilities	63,034	411,487
Franchise taxes payable	-	6,400
Total liabilities	1,791,690	1,840,958

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 12,844,376 shares issued, 11,201,760 shares
outstanding as of September 30, 2018, and December 31, 2017	128,443	128,443
Additional paid-in capital	14,670,288	14,646,406
Accumulated deficit	(11,961,807)	(11,950,613)
Treasury stock, 1,642,616 shares at cost
at September 30, 2018 and December 31, 2017	(930,211)	(930,211)
Total stockholders' equity	1,906,713	1,894,025

Total liabilities and stockholders' equity	$3,698,403	$3,734,983

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2018	2017
Revenues
Professional fees	$1,111,358	$1,385,257
Software sales	1,307,319	1,346,537
Total revenues	2,418,677	2,731,794

Cost of revenues
Cost of professional fees	575,200	776,404
Cost of software sales	1,274,371	1,319,499
Total cost of revenues	1,849,571	2,095,903

Gross profit	569,106	635,891

Selling, general and administrative expenses	409,761	386,929
Commissions expense	134,255	140,963

Income from operations	25,090	107,999

Other income	2,874	2,285

Income before provision for income taxes	27,964	110,284

Provision for income taxes	-	-

Net income	$27,964	$110,284

Net income per common share - basic	$-	$0.01

Net income per common share - diluted	$-	$0.01

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,593,183	11,510,711

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Revenues
Professional fees	$3,429,153	$3,676,730
Software sales	4,091,819	4,592,828
Total revenues	7,520,972	8,269,558

Cost of revenues
Cost of professional fees	1,828,542	1,990,383
Cost of software sales	4,017,549	4,506,099
Total cost of revenues	5,846,091	6,496,482

Gross profit	1,674,881	1,773,076

Selling, general and administrative expenses	1,319,790	1,231,863
Commissions expense	374,815	380,267

(Loss) income from operations	(19,724)	160,946

Other income	8,530	6,440

(Loss) income before provision for income taxes	(11,194)	167,386

Provision for income taxes	-	-

Net (loss) income	$(11,194)	$167,386

Net (loss) income per common share - basic	$-	$0.01

Net (loss) income per common share - diluted	$-	$0.01

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,509,202

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(11,194)	$167,386
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	7,837	13,670
Stock option compensation	23,882	6,618
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(549,083)	(651,813)
Prepaid expenses and other current assets	(97,637)	170,033
Accounts payable	384,115	909,315
Accrued payroll and related liabilities and
other accrued liabilities	(374,957)	301,234
Commissions payable	(125,019)	(95,668)
Contract liabilities	66,593	(165,569)
Net cash (used in) provided by operating activities	(675,463)	655,206

Cash flows from investing activities
Acquisition of property and equipment	(4,075)	-
Payments received on notes receivable	1,719	2,641
Increase in notes receivable	-	(2,500)
Net cash (used in) provided by investing activities	(2,356)	141

Net (decrease) increase in cash and cash equivalents	(677,819)	655,347

Cash and cash equivalents, beginning of the period	2,731,510	1,895,372

Cash and cash equivalents, end of the period	$2,053,691	$2,550,719

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018 (the “Annual Report”). The accompanying December 31, 2017 balance sheet was derived from our audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of September 30, 2018 as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that was filed with the SEC on April 2, 2018, except as described in Note 2 herein.

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

Income Taxes

As of September 30, 2018, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 7 of the Annual Report. Through the filing of its 2017 federal income tax return, the Company has net operating loss carryforwards in the amount of $14,959,541, of which $7,750,305 will expire, if unused, on December 31, 2018.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

ASC 606 Impact to Previously Reported Results

On January 1, 2018, we adopted the FASB-issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”) by applying the modified retrospective transition method to all of our contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. Based on the results of our evaluation, the adoption of ASC 606 did not have a material impact on our revenue recognition policies. In addition, the adoption of ASC 606 did not have a material impact on our financial statements for the nine months ended September 30, 2018 and 2017. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018, from the adoption of ASC 606 was not material.

Reclassification of Financial Statement Line Items

Certain financial statement line items presented in prior periods have been reclassified for consistency between the periods presented. Contract assets in the form of unbilled receivables have been disaggregated from accounts receivable, net, and deferred revenue has been reclassified as contract liabilities.

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

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

Professional services are offered through several arrangements – through time and materials arrangements, fixed-price-per-unit arrangements, fixed-price arrangements, or combinations of these arrangements within individual contracts. Revenue under time and materials arrangements is recognized over time in the period the hours are worked or the expenses are incurred, as control of the benefits of the work is deemed to have passed to the customer as the work is performed. Revenue under fixed-price-per-unit arrangements is recognized at a point in time when delivery of units have occurred and units are accepted by the customer or are reasonably expected to be accepted. Generally, revenue under fixed-price arrangements and mixed arrangements is recognized either over time or at a point in time based on the allocation of transaction pricing to each identified performance obligation as control of each is transferred to the customer. For fixed-price arrangements for which we are paid a fixed fee to make ourselves available to support a customer, with no predetermined deliverables to which transaction prices can be estimated or allocated, revenue is recognized ratably over time.

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

Disaggregation of Revenue from Contracts with Customers

Contract	Three months ended 9/30/2018		Three months ended 9/30/2017
Type	Amount	Percentage	Amount	Percentage

Professional Services	$1,111,358	45.9%	$1,385,257	50.7%

Third-Party Software	1,153,091	47.7%	531,505	19.4%

Support & Maintenance	146,532	6.1%	807,535	29.6%

Incentive Payments	7,696	0.3%	7,497	0.3%

Total Revenue	$2,418,677		$2,731,794

Contract	Nine months ended 9/30/2018		Nine months ended 9/30/2017
Type	Amount	Percentage	Amount	Percentage

Professional Services	$3,429,153	45.6%	$3,676,730	44.5%

Third-Party Software	3,636,225	48.3%	2,645,082	32.0%

Support & Maintenance	440,544	5.9%	1,928,134	23.3%

Incentive Payments	15,050	0.2%	19,612	0.2%

Total Revenue	$7,520,972		$8,269,558

Revenue	Three months ended 9/30/2018		Three months ended 9/30/2017
Recognition Type	Amount	Percentage	Amount	Percentage

Time & Materials	$694,524	28.7%	$913,432	33.4%

Fixed-Price Ratably over Time	541,057	22.4%	561,337	20.5%

Fixed-Price per Unit	1,122,960	46.4%	1,127,107	41.3%

Mixed	52,440	2.2%	122,421	4.5%

Incentive Payments	7,696	0.3%	7,497	0.3%

Total Revenue	$2,418,677		$2,731,794

Revenue	Nine months ended 9/30/2018		Nine months ended 9/30/2017
Recognition Type	Amount	Percentage	Amount	Percentage

Time & Materials	$2,223,949	29.6%	$2,374,280	28.7%

Fixed-Price Ratably over Time	2,098,920	27.9%	1,733,911	21.0%

Fixed-Price per Unit	3,009,290	40.0%	3,867,576	46.8%

Mixed	173,763	2.3%	274,179	3.3%

Incentive Payments	15,050	0.2%	19,612	0.2%

Total Revenue	$7,520,972		$8,269,558

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

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

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. Contract assets balances were $7,470 and $5,532 as of September 30, 2018, and December 31, 2017, respectively. The increase in contract assets from December 31, 2017, to September 30, 2018, is due primarily to one contract for which the invoice is a fixed monthly amount but for which the quantity of performance obligations satisfied varies each month.

Contract Liabilities

Contract liabilities, to which we formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $453,595 and $387,002 at September 30, 2018, and December 31, 2017, respectively. The increase in contract liabilities from December 31, 2017, to September 30, 2018, is due primarily to the differences in the timing of the cycles of recognition of revenue from third-party support and maintenance contracts for enterprise server-based software sales.

Costs to Obtain or Fulfill a Contract

When applicable, we recognize an asset related to the costs incurred to obtain a contract only if we expect to recover those costs and we would not have incurred those costs if the contract had not been obtained. We recognize an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were $4,640 and $3,480 of such assets at September 30, 2018 and December 31, 2017, respectively.

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

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on our balance sheet. We recognize these direct costs ratably over time as we make ourselves available to provide our performance obligation for software support, commensurate with our recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $404,243 and $300,558 at September 30, 2018, and December 31, 2017, respectively.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

3.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies, that the Company adopts as of the specified effective date.

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” and followed it up with ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842: Targeted Improvements” (collectively “Topic 842”)), which provided updated guidance on lease accounting. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on its financial statements. When adopted, the Company’s operating lease for office space will be presented as a right-of-use asset and as an offsetting liability for the present value of the contractual cash flows. The Company does not currently have any other material lease obligations.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation” (“ASU 2018-07”), which provided updated guidance on nonemployee share-based payment awards. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on its financial statements.

4.
Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of nine months to two years. The fair values of option awards granted in the three months and nine months ended September 30, 2018 and 2017, were estimated using the Black-Sholes option pricing model under the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Risk-free interest rate	2.75%	1.87%	2.65% - 2.92%	1.87%
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5 years	5 years
Expected volatility	53.4%	44.6%	49.0%-53.4%	44.6%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At September 30, 2018, there were unexpired options for 385,000 shares issued under the 2016 Plan, of which 217,000 were exercisable.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 1,003,500 unexpired options remaining from the 2006 Plan at September 30, 2018, of which 1,003,500 were exercisable.

The status of the options issued under the foregoing option plans as of September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

	Options outstanding
		Weighted average	Weighted average
		exercise price	remaining
Incentive Options	Shares	per share	contractual term
Outstanding at January 1, 2018	1,288,000	$0.21
Options granted	163,000	0.45
Options exercised	-	-
Options expired	(62,500)	0.31
Options forfeited	-	-
Outstanding at September 30, 2018	1,388,500	$0.23	5 years
Exercisable at September 30, 2018	1,220,500	$0.21	4 years, 6 months

There were 3,000 options granted during the three months ended September 30, 2018, of which none were granted to non-employees, and 163,000 options granted during the nine months ended September 30, 2018, of which 5,000 options were granted to non-employees. There were 217,000 options granted during both the three months and nine months ended September 30, 2017, of which none were granted to non-employees. The weighted-average grant date fair values of options granted during the three months and nine months ended September 30, 2018, were $0.12 and $0.20, respectively, and the weighted-average grant date fair value of options granted during both the three months and nine months ended September 30, 2017, was $0.10. There were no options exercised during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was $15,981 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of five months.

Total compensation expense related to these plans was $8,226 and $6,908 for the three months ended September 30, 2018 and 2017, respectively, of which $426 and $0 related to options awarded to non-employees, respectively. Total compensation expense related to these plans was $23,882 and $7,230 for the nine months ended September 30, 2018 and 2017, respectively, of which $644 and $0 related to options awarded to non-employees, respectively. Compensation expense relating to prior periods in the amount of $612 was reversed in the nine months ended September 30, 2017, from options that were forfeited prior to vesting.

Nonvested option awards as of September 30, 2018 and changes during the nine months ended September 30, 2018 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2018	232,000	$0.10
Granted	163,000	0.20
Vested	(227,000)	0.10
Forfeited	-	-
Nonvested at September 30, 2018	168,000	$0.20

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

5.
Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of September 30, 2018, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.
Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 511,118 shares from stock options were excluded from diluted shares for the nine months ended September 30, 2018.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

			Per share
	Net income (loss)	Shares	amount
Basic net income per common share for the
three months ended September 30, 2018:
Income available to common shareholders	$27,964	11,201,760	$-
Effect of dilutive stock options	-	391,423	-
Diluted net income per common share for the
three months ended September 30, 2018	$27,964	11,593,183	$-

Basic net income per common share for the
three months ended September 30, 2017:
Income available to common shareholders	$110,284	11,201,760	$0.01
Effect of dilutive stock options	-	308,951	-
Diluted net income per common share for the
three months ended September 30, 2017	$110,284	11,510,711	$0.01

Basic net loss per common share for the
nine months ended September 30, 2018:
Loss available to common shareholders	$(11,194)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
nine months ended September 30, 2018	$(11,194)	11,201,760	$-

Basic net income per common share for the
nine months ended September 30, 2017:
Income available to common shareholders	$167,386	11,201,760	$0.01
Effect of dilutive stock options	-	307,442	-
Diluted net income per common share for the
nine months ended September 30, 2017	$167,386	11,509,202	$0.01

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

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

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems and programs, developing Section 508-compliant electronic forms and smart forms, and performing consulting services to government and commercial organizations. We have performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Computer Sciences Corporation, IBM, Computer Associates, Sprint, Citibank, U.S. Department of Homeland Security, U.S. Treasury Department, U.S. Department of Agriculture, U.S. Department of Education, U.S. Department of Energy, U.S. Army, U.S. Air Force, U.S. Department of Veterans Affairs, and the Federal Deposit Insurance Corporation, and the U.S. Small Business Administration. Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government. IAI also provides services through its GSA IT Schedule 70 contracts (47QTCA18D0080) and maintains Reseller and/or Solution Partner relationships with firms such as Adobe Systems, Micro Focus, and Heirloom Computing (additional information on IAI may be viewed at its website located at www.infoa.com).

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

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

In the three months ended September 30, 2018, our prime contracts with U.S. government agencies generated 71.3% of our revenue, subcontracts under federal procurements generated 24.7% of our revenue, and 4.0% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one software sale generated 15.5% of our revenue and one other contract generated 13.6% of our revenue. One subcontract generated 20.4% of our revenue.

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

In the nine months ended September 30, 2018, our prime contracts with U.S. government agencies generated 72.0% of our revenue, subcontracts under federal procurements generated 24.3% of our revenue, and 3.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one software sale generated 24.3% of our revenue and one other contract generated 13.1% of our revenue. One subcontract generated 20.2% of our revenue.

In the nine months ended September 30, 2017, our prime contracts with U.S. government agencies generated 72.2% of our revenue, subcontracts under federal procurements generated 22.1% of our revenue, and 5.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two software sales contracts generated 20.4% and 10.2% of our revenue, respectively, and one professional fees contract generated 12.0% of our revenue. One subcontract generated 16.6% of our revenue.

At September 30, 2018, balances related to one subcontract under a federal procurement represented 42.5% of our outstanding accounts receivable, and balances related to two prime contracts represented 11.9% and 10.6% of our outstanding accounts receivable, respectively.

At September 30, 2017, balances related to that same subcontract under a federal procurement represented 22.8% of our outstanding accounts receivable, and balances related to two prime contracts represented 33.3% and 12.2% of our outstanding accounts receivable, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 51.1% of total revenue in the third quarter of 2018 and 49.3% of revenue in the third quarter of 2017, and 53.5% of total revenue in the first nine months of 2018 and 55.5% of revenue in the first nine months of 2017.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

Revenue
Our revenues in the third quarter of 2018 were $2,418,677 compared to $2,731,794 in the corresponding quarter in 2017, a decrease of $313,117, or (11.5%). Professional fee revenue was $1,111,358 in the third quarter of 2018 versus $1,385,257 in the corresponding quarter in 2017, a decrease of $273,899, or (19.8%), and software revenue was $1,307,319 in the third quarter of 2018 versus $1,346,537 in the third quarter of 2017, a decrease of $39,218, or (2.9%). Revenue from professional fees decreased due primarily to the completion or expirations of certain contracts since the third quarter of 2017, as well as variations in the levels of activity on several other continuing contracts. The decrease in our software revenue in 2018 versus the same period in 2017 is due to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit
Gross profit was $569,106, or 23.5% of revenue in the third quarter of 2018 versus $635,891, or 23.3% of revenue in the third quarter of 2017. For the quarter ended September 30, 2018, $536,158 of the gross profit was attributable to professional fees at a gross profit percentage of 48.2%, and $32,948 of the gross profit was attributable to software sales at a gross profit percentage of 2.5%. In the same quarter in 2017, we reported gross profit for professional fees of $608,853, or 44.0%, of professional fee revenue, and gross profit of $27,038, or 2.0% of software sales. Gross profit from professional fees decreased primarily due to the completion or expirations of certain contracts, and fluctuations in activity on continuing contracts, since the third quarter of 2017. Gross profit on software sales increased due to fluctuations in the mix of products sold. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $409,761, or 16.9% of revenues, in the third quarter of 2018 versus $386,929, or 14.2% of revenues, in the third quarter of 2017. These expenses increased $22,832, or 5.9%, from the third quarter of 2017. These increases are from increases in the costs of non-billable labor and the fringe benefits associated with that labor.

Commissions expense was $134,255, or 5.6% of revenues, in the third quarter of 2018 versus $140,963, or 5.2% of revenues, in the third quarter of 2017. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net income
Net income for the three months ended September 30, 2018, was $27,964, or 1.2% of revenue, versus net income of $110,284, or 4.0% of revenue, for the same period in 2017.

Nine months Ended September 30, 2018 versus Nine months Ended September 30, 2017

Revenue
Our revenues in the first nine months of 2018 were $7,520,972 compared to $8,269,558 in the corresponding quarter in 2017, a decrease of $748,586, or (9.1%). Professional fee revenue was $3,429,153 in the first nine months of 2018 versus $3,676,730 in the corresponding period in 2017, a decrease of $247,577, or (6.7%), and software revenue was $4,091,819 in the first nine months of 2018 versus $4,592,828 in the first nine months of 2017, a decrease of $501,009, or (10.9%). Revenue from professional fees decreased due primarily to the completion or expirations of certain contracts since the third quarter of 2017, as well as variations in the levels of activity on several other continuing contracts. The decrease in our software revenue in 2018 versus the same period in 2017 is due to the non-recurring nature of many of our software sales transactions. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

Gross Profit
Gross profit was $1,674,881, or 22.3% of revenue in the first nine months of 2018 versus $1,773,076, or 21.4% of revenue in the first nine months of 2017. For the nine months ended September 30, 2018, $1,600,611 of the gross profit was attributable to professional fees at a gross profit percentage of 46.7%, and $74,270 of the gross profit was attributable to software sales at a gross profit percentage of 1.8%. In the same period in 2017, we reported gross profit for professional fees of $1,686,347, or 45.9%, of professional fee revenue, and gross profit of $86,729, or 1.9% of software sales. Gross profit from professional fees decreased primarily due to the completion or expirations of certain contracts since the third quarter of 2017. Gross profit on software sales decreased due to the non-recurring nature of many of our software sales transactions and to decreases in referral fees earned. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $1,319,790, or 17.5% of revenues, in the first nine months of 2018 versus $1,231,863, or 14.9% of revenues, in the first nine months of 2017. These expenses increased $87,927, or 7.1%, from the first nine months of 2017. These increases are from increases in non-billable labor and the fringe benefits associated with that labor, costs of issuing incentive stock options to certain key employees, the cost of maintaining our ISO 9001 certification, costs associated with bids and proposals, and severance payments for former employees.

Commissions expense was $374,815, or 5.0% of revenues, in the first nine months of 2018 versus $380,267, or 4.6% of revenues, in the first nine months of 2017. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net (loss) income
Net loss for the nine months ended September 30, 2018, was ($11,194), or (0.1%) of revenue, versus net income of $167,386, or 2.0% of revenue, for the same period in 2017.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first nine months of 2018, were sufficient to provide financing for our operations. Our net cash used in the combination of our operating and investing activities in the first nine months of 2018 was $677,819. This net cash, when subtracted from a beginning balance of $2,731,510, yielded cash and cash equivalents of $2,053,691 as of September 30, 2018. Accounts receivable and contract assets increased $549,083. Prepaid expenses and other current assets increased $97,637 due primarily to unrecognized expenses related to maintenance contracts on software sales, which are recognized over the terms of the maintenance contracts. Commissions payable decreased $125,019 due to payouts of existing commissions payable balances occurring faster than new commissions were earned.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of September 30, 2018, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

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

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

None.

Item 6.
Exhibits

10.16	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Information Analysis Incorporated	Form 10-Q Third Quarter 2018

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: November 14, 2018	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the
Board, Chief Executive Officer, and President

Date: November 14, 2018	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice
President, Treasurer, and Chief Financial Officer