Form 10-K
period 2018-12-31
INFORMATION ANALYSIS INC
filed 2019-04-01
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
 Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the 7,146,068 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2018, was approximately $2,572,584. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2019, there were 11,201,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

i

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

ii

PART I

Item 1. Business

Overview of Market

Founded in 1979, Information Analysis Incorporated, which we sometimes refer to as the Company or IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional services to government and commercial organizations. Since its inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to the Department of Agriculture, Department of Defense, Department of Education, Department of Energy, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, Citibank, and General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA). At present, we primarily apply our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions) for various agencies of the federal government, data analytics, and legacy software migration and modernization.

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

Opportunities for our modernization expertise continue to exist as government agencies and private companies are being driven for various reasons, including increased funding by federal and state legislatures, to address the upgrading of their legacy systems. One reason is the difficulty of finding and retaining staff with outdated technical skills, many of which are possessed only by senior programmers nearing retirement. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and data base languages are generally poorly supported by their providers. Additionally, maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. We expect that the foreseeable future should see an upsurge of movement and change as organizations revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive enterprise products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. IAI, in conjunction with strategic partners, such as Micro Focus and Software Mining, offers its own conversion tool set and those of its partners in addressing this need and positioning us to uniquely deliver successful results. It is difficult to determine the exact size of this segment, but even a minor share of this market would represent significant prospective customers with meaningful opportunities. In December 2016, we were notified that IAI was one of a number of subcontractors that were part of a prime contractor’s team that was awarded a contract with the Small Business Administration’s (SBA) 504 loan program. Under the contract, IAI personnel provide analysis and modernization activities to the SBA program platform. IAI personnel worked extensively in calendar year 2017 on their assigned tasks and were significant team contributors to a successful implementation of the modernized application in the first quarter 2018. As a side benefit on this project, IAI recruited a team of exceptional programmers versed in Adobe Cold Fusion technology, which was used extensively on the SBA 504 loan program. This added capability adds to our unique set of capabilities and differentiates us from other modernization companies.

Because of IAI’s unique modernization capabilities, IAI has been approached by various companies, some very large, to collaborate on modernization opportunities that are suddenly imminent for a number of federal agencies. We interpret this as a positive sign that our backlog of modernization activities will expand over the next three years.

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

We are using the experience we have acquired as an Adobe solutions partner and reseller to help secure engagements for web-based applications requiring forms. The Adobe Experience Manager products have evolved over the years into robust tools that can form the backbone of applications, especially those requiring forms and web content management. We have used this expertise to penetrate a number of federal government clients such as the Internal Revenue Service and Veterans Affairs and build sophisticated web applications at the Department of Homeland Security. One such application, a parking and transit subsidy tool, was cited for award recognition by the American Council for Technology – Industry Advisory Council (ACT-IAC) and Federal Computer Week’s Fed 100 Awards. Our knowledge of legacy system languages has been instrumental in connecting these web applications to legacy databases residing on mainframe computers. Our Company has built a core group of professionals that can continue to build this practice over the coming years. In addition, IAI, operating as a prime contractor, has teamed with Adobe Systems to provide AEM Assets govCloud services to DoD’s Defense Security Services and AEM related application consulting to the Defense Finance and Accounting Services.

Concentrating on the niche of electronic forms-related web applications (including securing digital content and documents) through our solutions partner relationship with Adobe AEM products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2019 and beyond and leverage the Company’s reputation with existing federal customers to penetrate other agencies. We will be able to reference successful projects completed or in development for various components of the Department of Homeland Security, Department of Defense, Department of Veterans Affairs, Federal Mediation and Conciliation Service, Department of Agriculture, Department of Education, General Services Administration, U.S. Army Reserve, and U.S. Air Force Logistics Command.

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

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, over the last several years, we have aggressively pursued strategic business relationships with certain technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, legacy modernization applications and expanded product opportunities. In addition, we have teamed with other local technology firms on proposal submissions to federal government agencies to gain access to Government Wide Acquisition Contracts, such as the Navy’s multiple SeaPort NxG contract.

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

Our management will generally continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition or merger with other companies. In any event, IAI will explore the potential of diversified business opportunities and seek targets of acquisition.

  We are a small business team member on the Defense Logistics Agency’s (DLA) J6 Enterprise Technical Services (JETS) contract. The DLA JETS contract is a five-year, $6.015B ceiling, base Indefinite Delivery Indefinite Quantity (IDIQ) contract vehicle for a full range of IT services as well as technical and management expertise that supports applications, software, hardware, infrastructure, and systems, across the DLA Enterprise. Additionally, this contract vehicle is available for use by other Department of Defense agencies and organizations.

Certain government contracts related to IAI’s business are now limiting future awards to companies certified under designated quality management systems such as ISO 9001:2015. The ISO 9001 family of quality management systems is designed to help organizations ensure that they meet the needs of customers and other stakeholders while meeting statutory and regulatory requirements related to a product or program. Third-party certification bodies provide independent confirmation that organizations meet the requirements of ISO 9001. In the second half of 2016, IAI developed the processes and procedures required by the ISO 9001:2015 so as to be in compliance with this standard and expand our ability to bid on future contracts that require such certification. We received notice by the independent registrar in June 2017 that IAI passed its Stage Two Audit and was subsequently awarded ISO 9001:2015 certification. IAI continues to undergo periodic internal and external audits as required by regulations to ensure compliance with the ISO quality management standard. IAI has subsequently passed all such follow-on surveillance audits to date.

Backlog

As of December 31, 2018, we estimated our backlog at approximately $13.2 million over the next three years, of which $2.9 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

Competition

In the ever-expanding realm of enterprise-based web content management systems, there are a number of small and large companies offering such software products and related consulting services. We believe that the Adobe Experience Manager product suite will continue to dominate in the future against such competition, including offerings such as Microsoft’s SharePoint solution. AEM has performed well in the federal marketplace due to its full offering of powerful capabilities such as cloud integration and intuitive customization. Adobe Experience Manager is a solution that optimizes the authoring, management and delivery of digital media and content across owned channels, including Web, mobile, email, print and social communities. In 2018, Gartner named Adobe as a leader in multiple categories of its Magic Quadrant reporting including, but not limited to, Digital Experience Platforms, Web Content Management, Personalization Engines and Content Marketing Platforms.

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

Employees

As of December 31, 2018, we employed twenty-one full-time and three part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add eight individuals for professional information technology services. All of our billable professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Temporary or extended budget-related shutdowns of parts of the U.S. federal government may materially and adversely affect our revenue and earnings.

Since the U.S. federal government is our largest customer, both directly and with us as a subcontractor, budget impasses that lead to temporary or extended shutdowns of agencies of the U.S. federal government with which we contract or for which we provide services may adversely affect cash flow and earnings as we carry key personnel during periods in which they are unable to perform work which can be invoiced to the customers.

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

The opportunities among our exisiting customers for forms modernization is nearing maturity.

Over the last several years, we have modernized nearly all of the forms for which modernization was needed to meet compliance standards within agencies that have been our key electronic forms customers. While we continue to assist these customers with incremental changes on their internal and external forms, we must position ourselves to find forms business within some new agencies. While we do not anticipate a material effect on our overall results of operations, we may experience a material decline in revenue.

Over half of our revenue is concentrated among a small number of contracts.

The loss of one or a few key contracts that represent large portions of our revenue could materially affect our revenue and our results of operations.

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

Our software sales are subject to increasing price competition, fluctuation in demand, and our relationships with third-party software and software maintenance suppliers.

Federal government customers are increasingly utilizing systems to accept software bids that make it easier for a larger number of sellers to participate in the bid process, which puts downard pressure on prices. At the same time, we obtain software licenses and related software maintenance contracts for resale from third-party suppliers. Increases in costs from these suppliers may affect our ability to bid winning prices to potential customers, which could have a material efffect on software sales revenue. Also, any delay in our suppliers' fulfillment of our orders could impair our ability to deliver products and maintenance to customers and, accordingly, could have a material adverse effect on business, results of operations, financial condition, and reputation.

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

Our common stock is presently quoted on the OTC Markets under the symbol “IAIC”, and the securities are traded through broker-dealers. Because our stock trades on the OTC Markets rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock:

	2018 Quarter Ended:				2017 Quarter Ended:
	03/31/18	06/30/18	09/30/18	12/31/18	03/31/17	06/30/17	09/30/17	12/31/17
High	$0.50	$0.47	$0.36	$0.27	$0.26	$0.35	$0.30	$0.42
Low	$0.36	$0.27	$0.21	$0.14	$0.14	$0.17	$0.19	$0.19

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

Holders

As of December 31, 2018, we had 104 holders of record of our Common Stock.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1,2)	1,376,500	$0.23	627,000
Equity compensation plans not approved by security holders	-	-	-
Totals	1,376,500	$0.23	627,000

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2018 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2018.

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

Overview

In 2018 we incurred a net loss of $51,000, a $297,000 decrease in earnings from our 2017 net income of $246,000. Our stockholders’ equity was $1.87 million at December 31, 2018, a decrease of $21,000 from 2017’s year-end balance. Our gross profit decreased by $273,000 on a decrease in total revenue of $1.71 million. The revenue decrease includes a $612,000 decrease in fees for professional services from new contracts and a $1.10 million decrease in software sales. Our selling, general and administrative expenses increased $72,000, or 4.3%, in 2018.

Cash and cash equivalents decreased $767,554, due mostly to the decrease in revenue in 2018 and decreasing the balances of accrued expenses and commissions payable. We were able to operate throughout 2018 without borrowing against our line of credit.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years ended December 31,
	2018	2017
Revenues
Professional fees	49.2%	47.0%
Software sales	50.8%	53.0%
Total revenues	100.0%	100.0%
Cost of revenues
Cost of professional fees	26.6%	25.6%
Cost of software sales	49.4%	51.7%
Total cost of revenues	76.0%	77.3%
Gross profit	24.0%	22.7%
Operating expenses
Selling, general and administrative expenses	19.5%	15.8%
Commissions expense	5.2%	4.7%
(Loss) income from operations	(0.7%)	2.2%
Other income	0.1%	0.1%
(Loss) income before provision for income taxes	(0.6%)	2.3%
Provision for income taxes	0.0%	0.0%
Net (loss) income	(0.6%)	2.3%

2018 Compared to 2017

Revenue. Total revenue for 2018 decreased $1.71 million, or 16.0%, to $8.93 million from $10.64 million in 2017. Revenue from professional services fees decreased $612,000 or 12.2%, to $4.39 million in 2018 from $5.00 million in 2017. The decrease in our revenue from professional services fees is primarily due to the expiration of some contracts and to one particular contract that graduated from development mode to maintenance mode following the successful implementation of a major modernization effort. Revenue from software sales decreased $1.10 million, or 19.4%, to $4.54 million in 2018 from $5.64 million in 2017. Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand. Revenue from software sales comprised 50.8% of total sales in 2018, compared to 53.0% of total sales in 2017.

Gross Profit. Gross profit decreased $273,000, or 11.3%, in 2018 versus 2017. Gross profit on professional fees revenue is higher than gross profit on software sales, as gross profit on software sales is more dependent on the costs from third-party suppliers, and revenue is generally based on increasingly-competitive bidding in which identical products are offered by all bidders. Overall gross profit as a percentage of revenue increased to 24.0% of revenue in 2018 from 22.7% of revenue in 2017. Gross profit from professional fees for 2018 was $2.01 million, or 45.8% of professional fees revenue, while gross profit for 2017 from professional fees was $2.28 million, or 45.6% of professional fees revenue. For software sales, gross profit percentage increased to 2.9% in 2018 from 2.4% in 2017.

Selling, General and Administrative. Selling, general and administrative expense for 2018 increased $72,000 to $1.75 million, or 19.5% of revenue, from $1.67 million, or 15.7% of revenue, in 2017. The increase is due mostly to increases in non-billable labor cost and the cost of fringe benefits allocated to that labor, stock compensation costs, which increased largely due to the effect of greater stock price volatility on the fair value of awarded incentive stock options, and increased costs of labor allocated to bids and proposals.

Commission Expense. Commission expense in 2018 was $460,000, or 5.2% of revenue, versus $504,000, or 4.7%, in 2017. Commission expenses vary based on income generated from contracts sold by our commission-based sales associates.

Outlook. In January 2017, we began work on a contract that added approximately $2.0 million in revenue in each of 2018 and 2017. While that modernization implementation contract has entered a maintenance mode, it is expected to continue to generate revenue exceeding $1.4 million in 2019, and that relationship is expected to yield additional opportunities within that U.S. federal agency for similar projects. In addition, we will aggressively pursue other professional services opportunities and relationships.

In March 2018, we were awarded a new General Services Administration (“GSA”) Multiple Award Schedule contract for Information Technology services. The award has a base period of five years, with the possibility of three five-year option periods. The new GSA schedule contract replaces our previous GSA schedule contract, which expired in November 2018.

The U.S. federal government shutdown that occurred from December 2018 into January 2019 caused the Company to cease work on several federal contracts during that period. In addition, solicitations on other U.S. federal government opportunities were delayed by the shutdown. We have reported losses in each of the last six first calendar quarters. In 2019, we expect that trend to continue, and expect the losses to carry into the second calendar quarter.

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

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2018, net cash used in operating and investing activities was $768,000. Our net cash used, when subtracted from a beginning balance of $2.73 million, yielded cash and cash equivalents of $1.96 million at December 31, 2018. Our accounts payable and accrued expenses balances decreased $410,000 due to a combination of the timing of receiving supplier invoices from a 2017 software sales transaction and a reduction in payroll liabilities at year-end from 2017 to 2018. Our commission payable balance decreased $204,746 as existing commissions payable balances were paid out faster than new commissions were earned in 2018. Our contract liabilities balances are largely composed of deferred revenue from sales of software maintenance contracts, for which we recognize the costs and revenue ratably over the life of the maintenance contract. These balances decreased $68,000.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2020. As of December 31, 2018, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2018.

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

Off-Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

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

Revenue Recognition

We generate revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, sales of third-party support and maintenance contracts based on those software products, and incentive payments received from third-party software suppliers for facilitating sales directly between that supplier and a customer introduced by us. We sell through our direct relationships with end customers and under subcontractor arrangements. On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”). We account for our performance obligations in accordance with ASC 606, and all related interpretations.

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

●
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. We determine standalone selling price by taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

●
Recognition of revenue when, or as, we satisfy performance obligations - We satisfy performance obligations either over time or at a point in time. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Information Analysis Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Information Analysis Incorporated (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United Stated of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Tysons, Virginia
April 1, 2019

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,963,956	$2,731,510
Accounts receivable, net	652,839	610,182
Prepaid expenses and other current assets	393,533	368,626
Contract assets	-	5,532
Notes receivable	-	1,719
Total current assets	3,010,328	3,717,569

Property and equipment, net of accumulated depreciation
and amortization of $294,424 and $284,667	7,147	11,133
Other assets	6,281	6,281
Total assets	$3,023,756	$3,734,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$25,294	$47,658
Commissions payable	508,083	712,829
Contract liabilities	318,552	387,002
Accrued payroll and related liabilities	217,751	275,582
Other accrued liabilities	81,485	411,487
Franchise taxes payable	-	6,400
Total liabilities	1,151,165	1,840,958

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 12,844,376 shares issued, 11,201,760 shares
outstanding as of December 31, 2018 and 2017	128,443	128,443
Additional paid-in capital	14,676,006	14,646,406
Accumulated deficit	(12,001,647)	(11,950,613)
Treasury stock, 1,642,616 shares at cost
at December 31, 2018 and 2017	(930,211)	(930,211)
Total stockholders' equity	1,872,591	1,894,025

Total liabilities and stockholders' equity	$3,023,756	$3,734,983

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	For the years ended December 31,
	2018	2017
Revenues
Professional fees	$4,392,311	$5,003,908
Software sales	4,541,464	5,636,695
Total revenues	8,933,775	10,640,603

Cost of revenues
Cost of professional fees	2,380,670	2,723,501
Cost of software sales	4,410,267	5,501,673
Total cost of revenues	6,790,937	8,225,174

Gross profit	2,142,838	2,415,429

Selling, general and administrative expenses	1,745,320	1,673,762
Commission expense	459,863	503,893

(Loss) income from operations	(62,345)	237,774

Other income	11,311	8,688

(Loss) income before provision for income taxes	(51,034)	246,462

Provision for income taxes	-	-

Net (loss) income	$(51,034)	$246,462

Comprehensive (loss) income	$(51,034)	$246,462

Net (loss) income per commion share - basic	$-	$0.02

Net (loss) income per commion share - diluted	$-	$0.02

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,583,578

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2016	12,844,376	$128,443	$14,631,362	$(12,197,075)	$(930,211)	$1,632,519

Net income				246,462		246,462

Stock option compensation			15,044			15,044

Balances, December 31, 2017	12,844,376	128,443	14,646,406	(11,950,613)	(930,211)	1,894,025

Net loss				(51,034)		(51,034)

Stock option compensation			29,600			29,600

Balances, December 31, 2018	12,844,376	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591

The accompanying notes are an integral part of the financial statements

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(51,034)	$246,462
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities
Depreciation and amortization	9,757	16,905
Stock-based compensation	29,600	15,044
Changes in operating assets and liabilities
Accounts receivable	(37,125)	541,673
Prepaid expenses and other current assets	(24,907)	294,930
Accounts payable, accrued payroll and related liabilities,
and other accrued liabilities	(410,197)	83,197
Deferred revenue	(68,450)	(228,033)
Commissions payable	(204,746)	(140,511)
Franchise taxes payable	(6,400)	6,400
Net cash (used in) provided by operating activities	(763,502)	836,067

Cash flows from investing activities
Acquisition of property and equipment	(5,771)	(840)
Payments received on notes receivable	1,719	3,411
Increase in notes receivable	-	(2,500)
Net cash (used in) provided by investing activities	(4,052)	71

Net (decrease) increase in cash and cash equivalents	(767,554)	836,138

Cash and cash equivalents, beginning of the year	2,731,510	1,895,372

Cash and cash equivalents, end of the year	$1,963,956	$2,731,510

Supplemental cash flow Information
Interest paid	$-	$-

Franchise taxes paid	$7,200	$800

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) effective January 1, 2018, by applying the modified retrospective transition method to all of the Company's contracts. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. Based on the results of the Company's evaluation, the adoption of ASC 606 did not have a material impact on its revenue recognition policies. In addition, the adoption of ASC 606 did not have a material impact on our financial statements for the years ended December 31, 2018 and 2017. Additionally, the cumulative effect to the opening balance sheet on January 1, 2018, from the adoption of ASC 606 was not material.See Note 2 for a detailed description of revenue recognition under ASC 606.

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. No allowance for doubtful accounts has been recorded at December 31, 2018 and 2017. Prompt payment discounts offered and expected to be taken by customers in conjunction with orders received under the Company’s GSA Schedule are reflected as a reduction in the Company’s accounts receivable.

Notes Receivable

The Company had an outstanding note receivable and accrued interest from one non-officer employee at December 31, 2017. It bore interest at 3.5% and was repaid in full in2018.

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

Stock-Based Compensation

At December 31, 2018, the Company had the stock-based compensation plans described in Note 10 below. Total compensation expense related to these plans was $29,600 and $15,044 for the years ended December 31, 2018 and 2017, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense;(iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017; and (v) changing the U.S. federal taxation of earnings of foreign subsidiaries.

As a result, the Company experienced a reduction of approximately $1,870,800 of the deferred tax assets related to net operating losses and other deferred tax assets as of December 31, 2017. Such reduction was offset by a change in the Company’s valuation allowance.

(Loss) Earnings Per Share

The Company’s (loss) earnings per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. 452,724 shares representing the dilutive effect of stock options were excluded from diluted loss per share for the year ended December 31, 2018, due to the net loss reported for the period. 381,818 shares representing the dilutive effect of stock options were included in diluted earnings per share for the year ended December 31, 2017.

Concentration of Credit Risk

During the year ended December 31, 2018, the Company's prime contracts with U.S. government agencies represented 68.8% of revenue, subcontracts under federal procurements represented 26.5% of revenue, 4.7% of revenue came from commercial contracts, and less than 0.05% of revenue came from state and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two individual contracts represented 20.5% and 12.4% of revenue, respectively. One subcontract under a federal procurement represented 22.1% of revenue.

In the year ended December 31, 2017, the Company's prime contracts with U.S. government agencies represented 70.9% of revenue, subcontracts under federal procurements represented 23.2% of revenue, and 5.9% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, three individual contracts represented 15.8%, 12.4%, and 8.1% of revenue, respectively. One subcontract under a federal procurement represented 18.8% of revenue.

The Company sold third-party software and maintenance contracts under agreements with one major supplier in 2018 and 2017, accounting for 50.0% and 52.7% of total revenue, respectively.

At December 31, 2018, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 16.6% and 16.3% of the Company’s outstanding accounts receivable, respectively, and receivables from one subcontract under a federal procurement that represented 44.3% of the Company’s outstanding accounts receivable.

At December 31, 2017, the Company’s accounts receivable included receivables from prime contracts with one U.S. government agency that represented 17.8% of the Company’s outstanding accounts receivable, and receivables from two subcontracts under federal procurements that represented 35.2% and 10.6% of the Company’s outstanding accounts receivable, respectively.

Related Party Transactions

The Company’s Director of Human Resources is the spouse of the Senior Vice President and Chief Operating Officer of the Company. During the years ended December 31, 2018 and 2017, she received wages and paid leave distributions totaling $148,932 and $136,705, respectively, as an employee of the Company.

A member of the Company's Board of Directors currently serves as president of an information technology and professional services firm which serves the federal government and commercial markets. Revenues generated from doing business with this company totaled $0 and $14,271 during the years ended December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases: Topic 842,” which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. Adoption of this new standard will not have a material impact on the Company’s financial statements. When adopted effective January 1, 2019, the Company’s operating lease for office space will be presented as a right-of-use asset and as an offsetting liability for the present value of the contractual cash flows. The Company does not currently have any other material lease obligations.

2.
Revenue from Contracts with Customers

Revenue is recognized when all of the following steps have been taken and criteria met for each contract:

●
Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform and, (iii) it determines that collection of substantially all consideration to which the Company will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

●
Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

●
Determination of the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. The Company typically estimates the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on sales target achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.

●
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price by taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

●
Recognition of revenue when, or as, the Company satisfies performance obligations - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Nature of Products and Services

  The Company generates revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, sales of third-party support and maintenance contracts based on those software products, and incentive payments received from third-party software suppliers for facilitating sales directly between that supplier and a customer introduced by the Company. The Company sells through its direct relationships with end customers and under subcontractor arrangements. The Company accounts for its performance obligations in accordance with ASC 606, and all related interpretations.

Professional services are offered through several arrangements – through time and materials arrangements, fixed-price-per-unit arrangements, fixed-price arrangements, or combinations of these arrangements within individual contracts. Revenue under time and materials arrangements is recognized over time in the period the hours are worked or the expenses are incurred, as control of the benefits of the work is deemed to have passed to the customer as the work is performed. Revenue under fixed-price-per-unit arrangements is recognized at a point in time when delivery of units have occurred and units are accepted by the customer or are reasonably expected to be accepted. Generally, revenue under fixed-price arrangements and mixed arrangements is recognized either over time or at a point in time based on the allocation of transaction pricing to each identified performance obligation as control of each is transferred to the customer. For fixed-price arrangements for which the Company is paid a fixed fee to make itself available to support a customer, with no predetermined deliverables to which transaction prices can be estimated or allocated, revenue is recognized ratably over time.

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. The Company's obligations as the seller for each class differ based on its reseller agreements and whether its customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract is material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. If the transaction prices of the performance obligations related to implementing the government administrator’s use of the administrative portal and administrator support for the individual contract are material (rare), these obligations are recognized separately over time, as performed. Revenue for bulk desktop software licenses for non-government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where the Company has no obligation to the customer after the third-party makes delivery of the licenses, the Company has determined it is acting as an agent, and the Company recognizes revenue upon delivery of the licenses only for the net of the selling price and its contract costs.

Third-party support and maintenance contracts for enterprise server-based software include a performance obligation under the Company's reseller agreements for it to be the first line of support (direct support) and second line of support (intermediary between customer and manufacturer) to the customer. Because of the support performance obligations, and because the amount of support is not estimable, the Company recognizes revenue ratably over time as it makes itself available to provide the support.

Incentive payments are received under reseller agreements with software manufacturers and suppliers where the Company introduces and court a customer, but the sale occurs directly between the customer and the supplier or between the customer and the manufacturer. Since the transfer of control of the licenses cannot be measured from outside of these transactions, revenue is recognized when payment from the manufacturer or supplier is received.

Disaggregation of Revenue from Contracts with Customers

Contract	Year ended 12/31/2018		Year ended 12/31/2017
Type	Amount	Percentage	Amount	Percentage
Services Time & Materials	$3,010,891	33.7%	$3,296,721	31.0%
Services Fixed Price	1,103,828	12.4%	1,315,135	12.4%
Services Combination	207,942	2.3%	341,136	3.2%
Services Fixed Price per Unit	69,650	0.8%	50,916	0.5%
Third‐Party Software	3,897,421	43.6%	4,081,171	38.3%
Software Support & Maintenance	589,975	6.6%	1,508,113	14.2%
Incentive Payments	54,068	0.6%	47,411	0.4%
Total Revenue	$8,933,775		$10,640,603

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. Contract assets balances were $0 and $5,532 as of December 31, 2018 and 2017, respectively.

Contract Liabilities

Contract liabilities, to which the Company formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $318,552 and $387,002 at December 31, 2018 and 2017, respectively.

Costs to Obtain or Fulfill a Contract

When applicable,  the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained.  The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were $3,480 and $3,480 of such assets at December 31, 2018 and 2017, respectively. These costs are amortized ratably over the periods of the contracts to which those costs apply.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing,  the Company has determined its contracts do not include a significant financing component. The primary purpose of  the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from its customers or to provide customers with financing. Examples include invoicing at the beginning of a software support and maintenance term with revenue recognized ratably over the contract period.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on  the Company's balance sheets.  The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $294,115 and $300,558 at December 31, 2018 and 2017, respectively.

3.
Receivables

Accounts receivable at December 31, 2018 and 2017, consist of the following:

	2018	2017
Billed federal government	$612,679	$560,942
Billed commercial and other	40,160	49,240
Total billed	652,839	610,182
Contract assets	-	5,532
Allowance for doubtful accounts	-	-
Accounts receivable, net	$652,839	$615,714

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Contract assets are unbilled receivables for services provided through the balance sheet date that are expected to be billed and collected within one year.

4.
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

The following table represents the fair value hierarchy for  the Company 's financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3
December 31, 2018
Money market funds	$1,706,376	$-	$-
Total	$1,706,376	$-	$-

December 31, 2017
Money market funds	$2,120,269	$-	$-
Total	$2,120,269	$-	$-

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

5.
Property and Equipment

A summary of property and equipment at December 31, 2018 and 2017, consist of the following:

	2018	2017
Furniture and equipment	$75,747	$75,747
Computer equipment and software	219,010	213,239
Leasehold improvements	6,814	6,814
Subtotal	301,571	295,800
Less: accumulated depreciation and amortization	(294,424)	(284,667)
Total	$7,147	$11,133

Depreciation and amortization expense for the years ended December 31, 2018 and 2017, was $9,757 and $16,905, respectively.

6.
Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. The credit agreement includes an interest rate indexed to 3.00% above the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate. The line of credit will expire on May 31, 2020. The total amount allowed to be drawn against the line is limited by varying percentages of the Company’s eligible accounts receivable. At December 31, 2018, the limit would have been approximately $550,000. The bank is granted a security interest in all of the Company’s assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2018 was 5.479%. At December 31, 2017, the effective rate was 4.511%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank. There was no outstanding balance on the line of credit at December 31, 2018 or 2017.

7.
Commitments and Contingencies

Operating Leases

The Company leases its facility under a long-term operating lease agreement through May 2021. Rent expense was $104,487 and $103,007 for the years ended December 31, 2018 and 2017, respectively.

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2019	$106,617
	2020	109,816
	2021	55,719
Total minimum rent payments		$272,152

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

8.
Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at
December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,934,300	$3,889,200
Accrued commissions	102,600	154,400
Accrued vacation	24,500	29,400
Fixed assets	(24,100)	(25,500)
Other	6,400	6,000
Subtotal	2,043,700	4,053,500
Valuation allowance	(2,043,700)	(4,053,500)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2018	2017
(Loss) income before taxes	$(51,034)	$246,462
Income tax (benefit) expense on above
amount at federal statutory rate	$(10,700)	$83,800
State income tax (benefit) expense, net of
federal (benefit) expense	(2,600)	9,900
Permanent differences	8,600	7,500
Other	(1,900)	5,800
NOL Expirations	2,015,100	-
Tax Cuts and Jobs Act of 2017	-	1,870,800
Change in valuation allowance	(2,008,500)	(1,977,800)
Provision for income taxes	$-	$-

Income tax expense for the years ended December 31, 2018 and 2017 consists of the following:

	December 31,
Current income taxes	2018	2017
Federal	$-	$16,300
State	-	2,400
Benefit from utilization of net operating losses	-	(18,700)
Subtotal	-	-
Deferred taxes	-	-
Provision for income taxes	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $7.4 million, which expire, if unused, between the years 2019 and 2036.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2018 and 2017, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company for 2015, 2016, and 2017 are subject to examination by income taxing authorities, generally for three years after each was filed.

9.
Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement, which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2018 and 2017, the Company matched 25% of the first 6% of the participants’ elective deferrals. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2018 or 2017. Expenses for matching contributions for the years ended December 31, 2018 and 2017 were $30,599 and $31,116, respectively.

10.
Stock Options and Warrants

The Company has two stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. The fair values of option awards granted in 2018 and 2017 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2018	2017
Risk-free interest rate	2.65% - 2.92%	1.87% - 2.06%
Dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	49.0% - 55.1%	44.6% - 47.0%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provided for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At December 31, 2018 and 2017, there were 373,000 and 222,000 options, respectively, issued under the 2016 Plan, of which 224,500 and 0 were exercisable, respectively.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 1,003,500 and 1,056,000 unexpired exercisable options remaining from the 2006 Plan at December 31, 2018 and 2017, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2018, and changes during the year ended December 31, 2018, was as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive options	Shares	per share	contractual term	value
Outstanding at December 31, 2017	1,288,000	$0.18
Options granted	166,000	0.44
Options exercised	-	-
Options expired	(62,500)	0.31
Options forfeited	(15,000)	0.46
Outstanding at December 31, 2018	1,376,500	$0.23	4 years, 10 months	$1,145
Exercisable at December 31, 2018	1,228,000	$0.21	4 years, 3 months	$1,145

Nonvested stock option awards as of December 31, 2018, and changes during the year ended December 31, 2018, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2018	232,000	$0.10
Granted	166,000	0.20
Vested	(234,500)	0.10
Forfeited	(15,000)	0.21
Nonvested at December 31, 2018	148,500	$0.20

As of December 31, 2018, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $7,533, which is expected to be recognized over a weighted average period of 5 months.

11.
(Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share.

	Net (loss)		Per share
	income	Shares	amount
Basic net loss per common share for the
year ended December 31, 2018:
Income available to common shareholders	$(51,034)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
year ended December 31, 2018:	$(51,034)	11,201,760	$-

Basic net income per common share for the
year ended December 31, 2017:
Income available to common shareholders	$246,462	11,201,760	$0.02
Effect of dilutive stock options	-	381,818	-
Diluted net income per common share for the
year ended December 31, 2017:	$246,462	11,583,578	$0.02

12.
Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2018 and 2017:

	2018	2017
Deferred costs of software sales	$294,115	$300,558
Other	37,609	29,642
Credit with software supplier	37,557	-
Prepaid insurance	15,499	14,500
Prepaid rent	8,753	8,499
ISO 9001	-	15,427
Total	$393,533	$368,626

The following table summarizes the Company’s other current liabilities as of December 31, 2018 and 2017:

	2018	2017
Accrued accounting and auditing expense	$48,750	$49,500
Accrued costs of software sales	13,500	337,560
Other	19,235	24,427
Total	$81,485	$411,487

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2019 Annual Meeting of Stockholders.)

Item 11. Executive Compensation

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2019 Annual Meeting of Stockholders.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2019 Annual Meeting of Stockholders.)

Item 13. Certain Relationships and Related Transactions, and Director Independence

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2019 Annual Meeting of Stockholders.)

Item 14. Principal Accounting Fees and Services

(The information required by this Item is incorporated by reference from the corresponding sections and subsections of our Definitive Proxy Statement to be filed pursuant to Section 14(a) of the Exchange Act with respect to our 2019 Annual Meeting of Stockholders.)

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
April 1, 2019

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

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	April 1, 2019
Sandor Rosenberg

/s/ Mark T. Krial	Director	April 1, 2019
Mark T. Krial

/s/ Charles A. May	Director	April 1, 2019
Charles A. May

/s/ William Pickle	Director	April 1, 2019
William Pickle

/s/ Bonnie K. Wachtel	Director	April 1, 2019
Bonnie K. Wachtel

/s/ James D. Wester	Director	April 1, 2019
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	April 1, 2019
Richard S. DeRose

/s/ Matthew T. Sands	Director	April 1, 2019
Matthew T. Sands

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2013, and filed on March 31, 2014
10.13	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated April 21, 2015.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2015, and filed on May 15, 2015
10.14	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 26, 2016.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2016, and filed on August 11, 2016
10.15	Sixth Modification of Lease, dated December 9, 2016, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2016, and filed on March 31, 2017
10.16	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2017, and filed on August 14, 2017
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K