Form 10-K/A
period 2018-12-31
INFORMATION ANALYSIS INC
filed 2019-04-30
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None.

Explanatory Note

Information Analysis Incorporated (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 1, 2019. The Company is now filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of providing the Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of the Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Proxy Statement.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the name, age (as of March 29, 2019) and position of each of our directors.

Name of director	Age	Director since	Position with the Company
Mark T. Krial	61	2016	Director
Charles A. May, Jr.	81	1997	Director
William H. Pickle	69	2015	Director
Sandor Rosenberg	72	1979	Chairman of the Board, Chief Executive Officer and President
Bonnie K. Wachtel	63	1992	Director
James D. Wester	80	1985	Director

Mark T. Krial, 61, has been serving as president of Marathon TS, Inc., an information technology and professional services company which serves the federal government and commercial markets, since 2009. Prior to that, he served as president of Cornell Technical Services, an information technology firm, for 15 years. He holds a B.S. degree from Oklahoma A&M State University.

Mr. Krial offers over 25 years of comprehensive achievements within information technology-based and computer-based disciplines. He has developed performance-based low-cost solutions through aggressive negotiations with new and existing suppliers, and he is recognized for the ability to incorporate innovative management techniques that result in enhanced business practices, increased productivity, and profits. He has proven success in sales, marketing, and business development, and strategic planning capabilities.

Charles A. May, Jr., 81, has been serving as a national security and strategic business planning consultant for several years. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters US Air Force, Washington, D.C. He is a graduate of the U.S. Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College, has a Master’s degree in International Relations from Columbia University, and has completed the course work toward a Ph.D., and has completed the University of Pittsburgh’s Management Program for Executives.

General May brings a world of experience relating to strategic planning, the government as a customer, assessment of trends in national security, accountability, and stability to our Board.

William H. Pickle, 69, is a government affairs/business development consultant with over 30 years of experience at senior levels within the federal government.

Since 2007, Mr. Pickle has served as President of The Pickle Group, LLC, a Washington DC-based business development company.

Mr. Pickle served as the 37th Sergeant at Arms (SAA) of the United States Senate. Mr. Pickle was nominated for this senior position by Senate Majority Leader Bill Frist and elected by the Senate in March 2003. He was re-elected in January 2005. In this position, Mr. Pickle served as the Senate's Chief Operating Officer, Chief of Protocol, Chief of Security; and managed over 950 Senate employees and an annual budget exceeding $200 million. As SAA, Mr. Pickle worked closely with Senators, Committees and senior Senate staff on a daily basis. In addition, as the SAA, he served as Chairman of the U.S. Capitol Police Board with direct oversight for a 2200 person police department with a budget of $300 million.

Prior to his Senate service, Mr. Pickle served in several Senior Executive Service (SES) positions within the Executive Branch, which included being the first SES Director of the Transportation Security Administration and a Deputy Inspector General of the Department of Labor.

The bulk of Mr. Pickle's career was spent with the United States Secret Service where he rose steadily through the ranks from Special Agent to Senior Executive. Mr. Pickle served as Executive Assistant Director responsible for the Congressional and Legislative Affairs program of the Secret Service from 1991 to 1998.

Mr. Pickle is a decorated Vietnam Veteran who served with the 1st Cavalry Division in 1968-69. Among his awards are the Bronze Star, Purple Heart, 7 Air Medals (2 for valor), 3 Army Commendation Medals, Vietnamese Cross of Gallantry, and the Combat Infantry Badge.

Mr. Pickle served on the President's Medal of Valor Award Committee and currently serves on numerous not-for-profit and corporate boards. He was a member of the 2004 Presidential Election Advisory Committee.

Sandor Rosenberg, 72, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979, and President since 1998. Mr. Rosenberg holds a B.S. degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Mr. Rosenberg is IAI’s largest shareholder. He has been guiding IAI through three decades. Mr. Rosenberg has been involved in developing our core competencies.

Bonnie K. Wachtel, 63, is a principal of Wachtel & Co., Inc., a boutique investment firm based in Washington, D.C. Ms. Wachtel has been a director of several local companies since joining her firm in 1984, and currently serves on the Board of VSE Corporation, a provider of engineering services to federal government clients, and ExOne Co., a global provider of 3D printing machines, products, and services to industrial clients. Industry experience includes ten years (2006-2016) on the Hearing Panel for Nasdaq Listing Qualifications. Ms Wachtel holds B.A. and M.B.A. degrees from the University of Chicago and a J.D. from the University of Virginia. She is a Certified Financial Analyst.

Ms. Wachtel is a trusted resource with regard to business strategy, public markets, merger and acquisition opportunities, corporate governance, regulatory compliance, and risk management. Given her background and occupation, she is qualified to be the audit committee’s financial expert.

James D. Wester, 80, retired, was president of Results, Inc., a computer services marketing consulting firm, for more than 15 years. Mr. Wester holds a B.M.E. degree from Auburn University and an M.B.A. from George Washington University.

Mr. Wester has a wealth of experience and knowledge as an entrepreneur and as a successful businessman.

Executive Officers

The following table sets forth the name, age (as of March 29, 2019) and position of each of our executive officers.

Name of executive officer	Age	Position with the Company
Sandor Rosenberg	72	Chairman of the Board, Chief Executive Officer and President
Richard S. DeRose	80	Executive Vice President and Chief Financial Officer
Stanley A. Reese	62	Chief Operating Officer

Sandor Rosenberg, 72, is described with our director above.

Richard S. DeRose, 80, has been Executive Vice President since 1991. Prior to that, he served as the President and CEO of DHD Services, Inc., a company he founded, from 1979 until DHD’s acquisition by the Company in 1991. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a B.S. degree in Science from the US Naval Academy and an M.S. degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Stanley A. Reese, 62, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 35 years of experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a B.A. in History from George Mason University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, there was one transaction in the 2018 fiscal year by Stanley A. Reese subject to reporting that missed the Form 4 filing deadline by two days.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to our Chief Executive Office and all senior financial officers, including our Chief Financial Officer and Controller. The code of ethics is available on our website at www.infoa.com on the Investors page under the Investor Relations heading. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Procedures for Stockholder Nominations to the Board of Directors

There were no material changes to the procedures for nominating directors by our stockholders made in the year ended December 31, 2018.

Audit Committee

We have a separately-designated standing audit committee. This committee currently has two members, Bonnie K. Wachtel (Chairman) and Charles A. May, Jr. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the NASDAQ Stock Market; as such standards apply specifically to members of audit committees. The Board has determined that Ms. Wachtel is our “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The current audit committee charter is available for viewing on our Web site at www.infoa.com on the Investors page under the Investor Relations heading.

Item 11. Executive Compensation

The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2018 (collectively “Named Executive Officers”):

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option awards1 ($) (f)	All other Compensation2 ($) (i)	Total ($) (j)
Sandor Rosenberg	2018	142,000	--	--	31,802	173,802
Chairman of the Board and Chief Executive Officer	2017	142,000	--	--	16,721	158,721
Richard S. DeRose	2018	70,000	--	--	10,344	80,344
Executive Vice President and Chief Financial Officer	2017	70,000	--	4,300	9,565	83,865
Stanley A. Reese	2018	153,417	10,000	21,000	27,924	212,341
Chief Operating Officer	2017	140,000	--	10,000	22,529	172,529

1Assumptions used to determine the fair value of option awards can be found in Note 10 to our financial statements filed with the SEC in our Original Form 10-K on April 1, 2019.
2References to All Other Compensation include employer matching contributions to each individual’s 401(k) defined contribution account under our company-wide 401(k) Pension and Profit Sharing Plan, routine payouts of excess vacation accruals, and employer payments for long-term care insurance under an executive carve-out.

The following table sets forth the outstanding equity awards for the named executive officers of the Company as of December 31, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)
Richard S. DeRose	20,000		0.17	01/28/2020
Richard S. DeRose	50,000		0.20	11/01/2020
Richard S. DeRose	50,000		0.35	07/17/2022
Richard S. DeRose	25,000		0.16	02/12/2023
Richard S. DeRose	50,000		0.145	10/07/2023
Richard S. DeRose	25,000		0.25	04/11/2026
Richard S. DeRose	90,000		0.30	04/11/2026
Stanley A. Reese	20,000		0.17	01/28/2020
Stanley A. Reese	50,000		0.15	03/20/2022
Stanley A. Reese	100,000		0.35	07/17/2022
Stanley A. Reese	100,000		0.16	02/12/2023
Stanley A. Reese	50,000		0.145	10/07/2023
Stanley A. Reese	25,000		0.25	04/11/2026
Stanley A. Reese		100,0001	0.47	02/22/2028
1The option award vested and became exercisable on February 22, 2019.

Each Named Executive Officer is a salaried employee, without any guaranteed incentives. Bonuses and option awards are at the discretion of the Compensation Committee of the Board of Directors. Executive officers are eligible to participate in the Information Analysis Incorporated 401(k) Pension and Profit Sharing Plan under the same terms and matching percentages as other salaried employees. Vacation accruals in excess of defined limits are automatically paid out to all salaried employees annually, and may be paid other times upon request. Executive officers receive a perquisite benefit of no-cash-value long-term care insurance paid by the Company.

During the first quarter of 2018, the Compensation Committee recommended, and the Board approved, a 10% salary increase, a $10,000 bonus, and incentive stock options for 100,000 shares be granted to Mr. Reese for his increasing role in Company administration, and for his efforts in winning and administering a major contract that contributed to our 2017 and future operating results. The options were issued with an exercise price equal to the then-current market price of $0.47 with a ten-year expiration and a vesting period of one year.

The Company has no outstanding stock awards to any executive officer.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On June 18, 1997, the Company agreed in writing to provide to Richard S. DeRose, Executive Vice President, Chief Financial Officer, and Secretary, twelve months’ severance pay of his full-time base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. DeRose’s termination, substantial reduction of duties, or requirement to be based at a location outside of a 30-mile radius of Fairfax, Virginia, he will receive a twelve month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion. Had the event of termination or change-in-control occurred on December 31, 2018, Mr. DeRose’s compensation under the agreement would have been $130,000.

Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2018, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2018.

Compensation of Directors

The Company pays each non-employee director an annual fee of $2,000 to serve on the Board, payable quarterly. Options to purchase shares of common stock may be issued in addition to to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following Table describes all compensation for each director for the year ended December 31, 2018.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mark T. Krial1	2,000	-	-	-	-	-	2,000
Charles A. May, Jr.2	2,000	-	-	-	-	-	2,000
William H. Pickle3	2,000	-	-	-	-	-	2,000
Bonnie K. Wachtel2	2,000	-	-	-	-	-	2,000
James D. Wester2	2,000	-	-	-	-	-	2,000

1Has option awards for an aggregate amount of 10,000 shares outstanding at December 31, 2018.
2Has option awards for an aggregate amount of 30,000 shares outstanding at December 31, 2018.
3Has option awards for an aggregate amount of 20,000 shares outstanding at December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants, as of April 26, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders1,2	1,359,500	$0.23	629,500
Equity compensation plans not approved by security holders	--	--	--
Total	1,359,500	$0.23	629,500

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock held as of April 26, 2019 by each person who is known by us based on Schedule 13G, Schedule 13D, and Section 16(a) filings to beneficially own more than 5% of the outstanding shares of our common stock, and as of April 29, 2019 by each current director and; (2) each of the named executive officers listed in the Summary Compensation Table included in Part III Item 10 above; and (3) by all current directors and executive officers as a group:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
TITLE OF CLASS: INFORMATION ANALYSIS INCORPORATED COMMON STOCK
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class
Joseph P. Daly 497 Circle Freeway Cincinnati, OH 45246	1,631,800	14.6
Traditions LP 924 Ridge Drive McLean, VA 22101	1,000,000	8.9
Estate of Barry T. Brooks(2) 3843 Jamestown Road Springfield, OH 45502	735,043	6.6

SECURITY OWNERSHIP OF MANAGEMENT
TITLE OF CLASS: INFORMATION ANALYSIS INCORPORATED COMMON STOCK
Name of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent Of Class
Sandor Rosenberg, Chairman, CEO, and Director	1,832,800	16.4
Richard S. DeRose, Executive Vice President	525,345(4)	4.6
Stanley A. Reese, Senior Vice President	342,000(5)	3.8
Mark T. Krial, Director	10,000(6)	*
Charles A. May, Jr., Director	70,000(7)	*
William H. Pickle, Director	20,000(8)	*
Bonnie K. Wachtel, Director	198,800(7)	2.2
James D. Wester, Director	174,947(7)	1.6

All directors and executive officers as a group	3,148,892(9)	27.6

(1)
All shares beneficially owned are held outright by the individuals listed, except for 1,181,800 shares of common stock owned by EssigPR Inc. that are reported under Joseph P. Daly.
(2)
Current ownership status of the shares of Barry T. Brooks is unknown following his death in 2014. There has been no subsequent Schedule 13G or 13D reporting.
(3)
The address of all beneficial holders who are directors or management is in care of the Company.
(4)
Includes 310,000 shares issuable upon the exercise of options to purchase common stock.
(5)
Includes 445,000 shares issuable upon the exercise of options to purchase common stock.
(6)
Includes 10,000 shares issuable upon the exercise of options to purchase common stock.
(7)
Includes 30,000 shares issuable upon the exercise of options to purchase common stock.
(8)
Includes 20,000 shares issuable upon the exercise of options to purchase common stock.
(9)
Includes 875,000 shares issuable upon the exercise of options to purchase common stock.
*
Less than 1% ownership of class.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

A "Related Party Transaction" is any transaction directly or indirectly involving any related party that would need to be disclosed under Item 404(a) of Regulation S-K. The Company has determined as a policy that any Related Party Transaction requires the approval by the Board of Directors.

For the year ended December 31, 2018, the Company determined that it had not engaged in related party transactions subject to reporting herein.

Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the NASDAQ Stock Market:

Mark T. Krial
Charles A. May, Jr.
William H. Pickle
Bonnie K. Wachtel
James D. Wester

There are no family relationships between any directors or executive officers of the Company.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audits of the Company's annual financial statements for the years ended December 31, 2018 and 2017, respectively, and fees billed for other services rendered by our principal accountants during those periods.

Fee Category	2018 Fees	2017 Fees
Audit Fees
CohnReznick LLP	$92,250	$90,000
Audit-Related Fees
Direct expenses related to audit	348	288
Tax Fees	4,955	4,705
All Other Fees	--	--
Total Fees and Services	$97,553	$94,993

The Audit Committee directly engages the Independent Registered Public Accountants as it relates to the audit of the Company’s fiscal year and the reviews of its fiscal quarters and the associated fees. In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees, that are to be performed by CohnReznick LLP, our independent registered public accounting firm, subject to the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee's pre-approval of non-audit services involves consideration of the impact of providing such services on CohnReznick LLP's independence. All 2018 and 2017 non-audit services were pre-approved by the Audit Committee.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/s/ Sandor Rosenberg
Sandor Rosenberg, President
April 30, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sandor Rosenberg and Richard S. DeRose, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Amendment No. 1 to the Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandor Rosenberg	Chairman of the Board, Chief Executive Officer and President	April 30, 2019
Sandor Rosenberg

/s/ Mark T. Krial	Director	April 30, 2019
Mark T. Krial

/s/ Charles A. May	Director	April 30, 2019
Charles A. May

/s/ William Pickle	Director	April 30, 2019
William Pickle

/s/ Bonnie K. Wachtel	Director	April 30, 2019
Bonnie K. Wachtel

/s/ James D. Wester	Director	April 30, 2019
James D. Wester

/s/ Richard S. DeRose	Chief Financial Officer, Secretary and Treasurer	April 30, 2019
Richard S. DeRose

/s/ Matthew T. Sands	Controller	April 30, 2019
Matthew T. Sands

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1997 and filed on March 30, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now ING).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	1996 Stock Option Plan	Incorporated by reference from the Registrant’s Form S-8 filed on June 25, 1996
10.4	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.5	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.6	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.7	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.8	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.9	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated December 29, 2009.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2009, and filed on March 31, 2010

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 30, 2012.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.11	Fifth Modification of Lease, dated February 6, 2013, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2012, and filed on March 29, 2013
10.12	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated November 26, 2013.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2013, and filed on March 31, 2014
10.13	Eighth Amendment to Loan Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated April 21, 2015.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2015, and filed on May 15, 2015
10.14	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 26, 2016.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2016, and filed on August 11, 2016
10.15	Sixth Modification of Lease, dated December 9, 2016, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2016, and filed on March 31, 2017
10.16	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2017, and filed on August 14, 2017
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2018, and filed on April 1, 2019
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2018, and filed on April 1, 2019
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2018, and filed on April 1, 2019
31.3	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K/A
31.4	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K/A
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2018, and filed on April 1, 2019
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2018, and filed on April 1, 2019