Form 10-Q
period 2019-03-31
INFORMATION ANALYSIS INC
filed 2019-05-15
CIK 803578

Information Analysis Incorporated  Form 10-Q First Quarter 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                  March 31, 2019
or

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
Yes ☐                      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
                        11,201,760 shares of common stock, par value $0.01 per share, as of May 14, 2019.

Information Analysis Incorporated  Form 10-Q First Quarter 2019

INFORMATION ANALYSIS INCORPORATED
FORM 10-Q

Information Analysis Incorporated  Form 10-Q First Quarter 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED
BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,803,200	$1,963,956
Accounts receivable, net	758,494	652,839
Prepaid expenses and other current assets	203,929	393,533
Total current assets	2,765,623	3,010,328

Right-of-use operating lease asset	219,943	-
Property and equipment, net of accumulated depreciation
and amortization of $295,790 and $294,424	5,781	7,147
Other assets	6,281	6,281
Total assets	$2,997,628	$3,023,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$260,051	$25,294
Commissions payable	375,474	508,083
Accrued payroll and related liabilities	229,070	217,751
Contract liabilities	180,724	318,552
Operating lease liability - current	97,425	-
Other accrued liabilities	44,132	81,485
Total current liabilities	1,186,876	1,151,165

Operating lease liability - non-current	124,560	-

Total liabilities	1,311,436	1,151,165

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares
authorized, 12,844,376 shares issued, 11,201,760 shares
outstanding as of March 31, 2019, and December 31, 2018	128,443	128,443
Additional paid-in capital	14,680,460	14,676,006
Accumulated deficit	(12,192,500)	(12,001,647)
Treasury stock, 1,642,616 shares at cost
at March 31, 2019 and December 31, 2018	(930,211)	(930,211)
Total stockholders' equity	1,686,192	1,872,591

Total liabilities and stockholders' equity	$2,997,628	$3,023,756

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated  Form 10-Q First Quarter 2019

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenues
Professional fees	$762,118	$1,213,647
Software sales	416,705	180,829
Total revenues	1,178,823	1,394,476

Cost of revenues
Cost of professional fees	446,868	672,581
Cost of software sales	409,116	171,474
Total cost of revenues	855,984	844,055

Gross profit	322,839	550,421

Selling, general and administrative expenses	485,452	470,494
Commissions expense	30,946	115,874

Loss from operations	(193,559)	(35,947)

Other income	2,706	2,671

Loss before provision for income taxes	(190,853)	(33,276)

Provision for income taxes	-	-

Net loss	$(190,853)	$(33,276)

Comprehensive loss	$(190,853)	$(33,276)

Net loss per commion share - basic	$(0.02)	$-

Net loss per commion share - diluted	$(0.02)	$-

Weighted average common shares outstanding
Basic	11,201,760	11,201,760
Diluted	11,201,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated  Form 10-Q First Quarter 2019

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(190,853)	$(33,276)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,366	2,946
Stock option compensation	4,454	6,288
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(105,655)	(70,748)
Prepaid expenses and other current assets	180,851	146,267
Accounts payable	234,757	28,743
Contract liabilities	(137,828)	(148,960)
Commissions payable	(132,609)	(53,024)
Accrued payroll and related liabilities and
other accrued liabilities	(15,239)	(371,775)
Net cash used in operating activities	(160,756)	(493,539)

Cash flows from investing activities
Acquisition of property and equipment	-	(2,753)
Payments received on notes receivable	-	1,719
Net cash used in investing activities	-	(1,034)

Net decrease in cash and cash equivalents	(160,756)	(494,573)

Cash and cash equivalents, beginning of the period	1,963,956	2,731,510

Cash and cash equivalents, end of the period	$1,803,200	$2,236,937

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated  Form 10-Q First Quarter 2019

INFORMATION ANALYSIS INCORPORATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31, 2019:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2018	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591
Net loss			(190,853)		(190,853)
Stock option compensation		4,454			4,454
Balances at March 31, 2019	$128,443	$14,680,460	$(12,192,500)	$(930,211)	$1,686,192

	For the three months ended March 31, 2018:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2017	$128,443	$14,646,406	$(11,950,613)	$(930,211)	$1,894,025
Net loss			(33,276)		(33,276)
Stock option compensation		6,288			6,288
Balances at March 31, 2018	$128,443	$14,652,694	$(11,983,889)	$(930,211)	$1,867,037

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated  Form 10-Q First Quarter 2019

INFORMATION ANALYSIS INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Business

Founded in 1979, Information Analysis Incorporated (the “Company”, “we”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional IT services to government and commercial organizations. We presently concentrate our technology, services and experience to developing web-based and mobile device solutions (including electronic forms conversions), data analytics, and legacy software migration and modernization for various agencies of the federal government. We provide software and services to government and commercial customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2019 (the “Annual Report”), as amended. The accompanying December 31, 2018, balance sheet was derived from our audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2019, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that was filed with the SEC on April 1, 2019, as amended, except as described in Note 3 herein.

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

Income Taxes

As of March 31, 2019, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 8 of the Annual Report. Through the filing of its 2018 federal income tax return, the Company has net operating loss carryforwards of approximately $7.4 million, of which $5.0 million will expire, if unused, on December 31, 2019.

Information Analysis Incorporated  Form 10-Q First Quarter 2019

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

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. The Company’s obligations as the seller for each class differ based on its reseller agreements and whether its customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract is material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. If the transaction prices of the performance obligations related to implementing the government administrator’s use of the administrative portal and administrator support for the individual contract are material (rare), these obligations are recognized separately over time, as performed. Revenue for bulk desktop software licenses for non-government customers is usually recognized in full at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where the Company has no obligation to the customer after the third-party makes delivery of the licenses, the Company has determined it is acting as an agent, and the Company recognizes revenue upon delivery of the licenses only for the net of the selling price and its contract costs.

Third-party support and maintenance contracts for enterprise server-based software include a performance obligation under the Company’s reseller agreements for it to be the first line of support (direct support) and second line of support (intermediary between customer and manufacturer) to the customer. Because of the support performance obligations, and because the amount of support is not estimable, the Company recognizes revenue ratably over time as it makes itself available to provide the support.

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

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 03/31/2019		3 Months ended 03/31/2018
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$596,751	50.6%	$798,969	57.3%

Services Fixed Price	119,163	10.1%	328,214	23.5%

Services Combination	32,284	2.7%	82,964	5.9%

Services Fixed Price per Unit	13,920	1.2%	3,500	0.3%

Third-Party Software	267,292	22.7%	27,414	2.0%

Software Support & Maintenance	149,289	12.7%	148,960	10.7%

Incentive Payments	124	0.0%	4,455	0.3%

Total Revenue	$1,178,823		$1,394,476

Information Analysis Incorporated  Form 10-Q First Quarter 2019

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. There were no contract assets balances at March 31, 2019, and December 31, 2018.

Contract Liabilities

Contract liabilities, to which the Company formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $180,724 and $318,552 at March 31, 2019, and December 31, 2018, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were $2,320 and $3,480 of such assets at March 31, 2019, and December 31, 2018, respectively. These costs are amortized ratably over the periods of the contracts to which those costs apply.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from its customers or to provide customers with financing. Examples include invoicing at the beginning of a software support and maintenance term with revenue recognized ratably over the contract period.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $149,891 and $294,115 at March 31, 2019, and December 31, 2018, respectively.

Information Analysis Incorporated  Form 10-Q First Quarter 2019

3.
Recently-Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases: Topic 842,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases, and followed it up with ASUs No. 2018-10, No. 2018-11, No. 2018-20, and No. 2019-01 (collectively “Topic 842”), which clarified certain aspects of the new leases standard and provided an optional transition method.

We adopted Topic 842 on January 1, 2019, and elected the optional transition method to initially apply the standard at the January 1, 2019, adoption date. As a result, we applied the new lease standard prospectively to our leases existing or commencing on or after January 1, 2019. Comparative periods presented were not restated upon adoption. Similarly, new disclosures under the standard were made for periods beginning January 1, 2019, and not for prior comparative periods. Prior periods will continue to be reported under guidance in effect prior to January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed us to not reassess contracts to determine if they contain leases, lease classification and initial direct costs. The standard did not impact our statements of operations and had no impact on our cash flows.

We have an operating lease which is a real estate lease for our headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets, other current liabilities, and operating lease liabilities in our balance sheets as of March 31, 2019. As of March 31, 2019, we do not have any sales-type or direct financing leases.

Our operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Our lease agreement includes rental payments escalating annually for inflation at a fixed rate. These payments are included in the initial measurement of the operating lease liability and operating lease asset. We do not have any rental payments which are based on a change in an index or a rate that can be considered variable lease payments, which would be expensed as incurred.

We have lease agreements which may contain lease and non-lease components, which are accounted for as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. We do not recognize lease liabilities and operating lease assets for leases with a term of 12 months or less. We recognize these lease payments on a straight-line basis over the lease term.

Upon adoption of Topic 842 on January 1, 2019, the Company recorded a right-to-use operating lease asset of $244,877 and a lease liability of $242,696.

Our lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

We do not sublease any real estate to third parties.

Information Analysis Incorporated  Form 10-Q First Quarter 2019

The following table provides supplemental balance sheet information related to IAI's operating leases:

Balance Sheet Classification	as of March 31, 2019

Assets:
Right-to-use operating lease asset	$219,943

Liabilities:
Operating lease liability - current	$97,425
Operating lease liability - non-current	124,560
Total lease liabilities	$221,985

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in our balance sheet.

March 31, 2019

Remainder of 2019	$80,619
2020	110,086
2021	46,433
Total lease payments	237,138
Less: discount	(15,153)
Present value of lease liabilities	$221,985

As of March 31, 2019, our operating lease had a weighted average lease term of approximately 2.3 years. The discount rate of our lease is equal to our incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of our operating lease approximately 5.5%. For the three months ended March 31, 2019, we incurred $26,122 of expense related to our operating leases. Rent expense for the three months ended March 31, 2018 was $26,122. For the three months ended March 31, 2019, there were no short term leases with a term less than 12 months.

4.
Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. There were no options granted in the three months ended March 31, 2019. Fair values of option awards granted in the three months ended March 31, 2018, were estimated using the Black-Sholes option pricing model under the following assumptions:

Three Months Ended
March 31, 2018
Risk-free interest rate	2.65 - 2.66%
Dividend yield	0%
Expected term	5 years
Expected volatility	49.0%

Information Analysis Incorporated  Form 10-Q First Quarter 2019

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At March 31, 2019, there were unexpired options for 373,000 shares issued under the 2016 Plan, of which 332,000 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 999,000 unexpired options remaining from the 2006 Plan at March 31, 2019, of which 999,000 were exercisable.

The status of the options issued under the foregoing option plans as of March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	shares
Outstanding at January 1, 2019	1,376,500	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(4,500)	0.13
Options forfeited	-	-
Outstanding at March 31, 2019	1,372,000	$0.23	4 years, 6 months	$53,263
Exercisable at March 31, 2019	1,331,000	$0.23	4 years, 5 months	$53,263

There were no options granted during the three months ended March 31, 2019. There were 130,000 options granted during the three months ended March 31, 2018, of which none were granted to non-employees. The weighted-average grant date fair values of options granted during the three months ended March 31, 2018, was $0.21. There were no options exercised during the three months ended March 31, 2019 and 2018. As of March 31, 2019, there was $3,079 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of six months.

Total compensation expense related to these plans was $4,454 and $6,288 for the three months ended March 31, 2019 and 2018, respectively, none of which related to options awarded to non-employees.

Information Analysis Incorporated  Form 10-Q First Quarter 2019

Nonvested option awards as of March 31, 2019 and changes during the three months ended March 31, 2019 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2019	148,500	$0.20
Granted	-	-
Vested	(107,500)	0.21
Forfeited	-	-
Nonvested at March 31, 2019	-	$0.17

5.
Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of March 31, 2019, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.
Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 268,926 shares and 623,276 shares from stock options were excluded from diluted shares for the three months ended March 31, 2019 and 2018, respectively.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

			Per share
	Net loss	Shares	amount
Basic net loss per common share for the
three months ended March 31, 2019:
Loss available to common shareholders	$(190,853)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended March 31, 2019	$(190,853)	11,201,760	$(0.02)

Basic net loss per common share for the
three months ended March 31, 2018:
Loss available to common shareholders	$(33,276)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended March 31, 2018	$(33,276)	11,201,760	$-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 10-K”) and in other filings with the Securities and Exchange Commission.

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
●
temporary or extended budget-related shutdowns of the U.S. federal government;
●
terms specific to U.S. federal government contracts;
●
opportunities for repeat business for some electronic forms customers are declining;
●
over half of our revenue is concentrated among a few a small number of contracts;
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2018 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems and programs, developing Section 508-compliant electronic forms and smart forms, and performing consulting services to government and commercial organizations. We have performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Department of Agriculture, Department of Defense, Department of Education, Department of Energy, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, Citibank, and General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA). Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government. IAI also provides services through its GSA IT Schedule 70 contract (47QTCA18D0080) and maintains Reseller and/or Solution Partner relationships with firms such as Adobe Systems, Micro Focus, and Heirloom Computing (additional information on IAI may be viewed at its website located at www.infoa.com.)

IAI has earned an ISO 9001:2015 Management System certification for the provisioning and management of certain services and product delivery to its customers. Many government agencies are now requiring this certification as a basis for participating in designated contract solicitations. ISO 9001:2015 is a process-based certification recognizing organizations that can link business objectives with operating effectiveness and institutionalize continual improvement in its operations. In order to achieve and maintain certification, IAI is required to demonstrate through external audit our ability to consistently provide products and services that meet customer and applicable statutory and regulatory requirements set forth in the referenced ISO 9001:2015 standard. Companies that achieve such certification have demonstrated effective implementation of documentation and records management, top management’s commitment to their customers, establishment of clear policy, good planning and implementation, good resource management, efficient process control, as well as measurement and analysis.

In the three months ended March 31, 2019, our prime contracts with U.S. government agencies generated 56.0% of our revenue, and subcontracts under federal procurements generated 44.0% of our revenue. We did not generate any revenue from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. One subcontract under a federal procurement generated 35.1% of our revenue. Among prime contracts with U.S. government agencies, two software sales contracts generated 16.4% and 11.7% of our revenue, respectively, and one services contract generated 10.1% of our revenue.

In the three months ended March 31, 2018, our prime contracts with U.S. government agencies generated 47.6% of our revenue, subcontracts under federal procurements generated 45.7% of our revenue, and 6.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. One subcontract under a federal procurement generated 38.3% of our revenue. Among prime contracts with U.S. government agencies, one services contract generated 23.6% of our revenue.

At March 31, 2019, accounts receivable balances related to one subcontract under a federal procurement represented 35.7% of our outstanding accounts receivable, and balances related to two prime contracts represented 25.4% and 10.5% of our outstanding accounts receivable, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 35.1% of total revenue in the first three months of 2019 and 13.0% of revenue in the first three months of 2018.

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Overview
The U.S. federal government shutdown that occurred from December 22, 2018, to January 25, 2019, caused the Company to cease work on several federal contracts during that period. In addition, solicitations on other U.S. federal government opportunities were delayed by the shutdown.

Revenue
Our revenues in the first quarter of 2019 were $1,178,823 compared to $1,394,476 in the corresponding quarter in 2018, a decrease of $215,653, or 15.5%. Professional fee revenue was $762,118 in the first quarter of 2019 versus $1,213,647 in the corresponding quarter in 2018, a decrease of $451,529, or 37.2%, and software revenue was $416,705 in the first quarter of 2019 versus $180,829 in the first quarter of 2018, an increase of $235,876, or 130.4%. Revenue from professional fees decreased due primarily to the completion or expiration of certain contracts since the first quarter of 2018, as well as variations in the levels of activity on several other continuing contracts, many of which decreased due to the federal government shutdown that lasted until January 25, 2019. Getting back to the levels of revenue-producing activity that ceased during the U.S. federal government shutdown has been slower than expected. The increase in our software revenue in 2019 versus the same period in 2018 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit
Gross profit was $322,839, or 27.4% of revenue in the first quarter of 2019 versus $550,421, or 39.5% of revenue in the first quarter of 2018. For the quarter ended March 31, 2019, $315,250 of the gross profit was attributable to professional fees at a gross profit percentage of 41.4%, and $7,589 of the gross profit was attributable to software sales at a gross profit percentage of 1.8%. In the same quarter in 2018, we reported gross profit for professional fees of $541,066, or 44.6%, of professional fee revenue, and gross profit of $9,355, or 5.2% of software sales. Gross profit from professional fees decreased primarily due to the completion or expiration of certain contracts, and fluctuations in activity on continuing contracts, since the first quarter of 2018. Gross profit on software sales decreased due to a decrease in incentive payments earned, for which there are few associated costs. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, exclusive of sales commissions, were $485,452, or 41.2% of revenues, in the first quarter of 2019 versus $470,494, or 33.7% of revenues, in the first quarter of 2018. These expenses increased $14,958, or 3.2%, from the first quarter of 2018. These increases are from increases in the costs of non-billable labor and the fringe benefits associated with that labor, partially due to carrying salaried employees during the government shutdown.

Commissions expense was $30,946, or 2.6% of revenues, in the first quarter of 2019 versus $115,874, or 8.3% of revenues, in the first quarter of 2018. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The expiration of some higher-margin contracts contributed significantly to the decline in commissions earned.

Net loss
Net loss for the three months ended March 31, 2019, was ($190,853), or (16.2%) of revenue, versus ($33,276), or (2.4%) of revenue, for the same period in 2018. We expect to continue to incur quarterly operating losses until we grow our professional fees revenue by gaining additional contracts. We continue to incur the costs necessary to gain that additional business.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first three months of 2019, were sufficient to provide financing for our operations. Our net cash used in the combination of our operating and investing activities in the first three months of 2019 was $160,756. This net cash, when subtracted from a beginning balance of $1,963,956, yielded cash and cash equivalents of $1,803,200 as of March 31, 2019. Accounts receivable and contract assets increased $105,655. Prepaid expenses decreased $180,850 due primarily to the recognition of deferred expenses related to maintenance contracts on software sales, which are recognized over the terms of the maintenance contracts. Accounts payable increased $234,757 due to the timing of payments to our supplier for software sales. Commissions payable decreased $132,609 due to payouts of existing commissions payable balances occurring faster than new commissions were incurred. Contract liabilities decreased $137,828, due primarily to the recognition of deferred revenue related to maintenance contracts on software sales.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of March 31, 2019, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2018.

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

Information Analysis Incorporated (Registrant)

Date: May 15, 2019	By:	/s/ Sandor Rosenberg
Sandor Rosenberg,
Chairman of the Board, Chief Executive Officer, and President

Date: May 15, 2019	By:	/s/ Richard S. DeRose
Richard S. DeRose
Executive Vice President, Treasurer, and Chief Financial Officer