Form 10-Q
period 2019-06-30
INFORMATION ANALYSIS INC
filed 2019-08-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated

(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Waples Mill Road

Suite 201

Fairfax, Virginia 22030
(Address of principal executive offices, Zip Code)

(703) 383-3000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,211,760 shares of common stock, par value $0.01 per share, as of August 13, 2019.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,535,934	$1,963,956
Accounts receivable, net	690,277	652,839
Prepaid expenses and other current assets	50,575	393,533
Contract assets	40	-
Total current assets	2,276,826	3,010,328

Right-of-use operating lease asset	196,877	-
Property and equipment, net of accumulated depreciation and amortization of $298,661 and $294,424	10,241	7,147
Other assets	6,281	6,281
Total assets	$2,490,225	$3,023,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$192,636	$25,294
Commissions payable	252,886	508,083
Accrued payroll and related liabilities	244,075	217,751
Contract liabilities	67,146	318,552
Operating lease liability - current	99,562	-
Other accrued liabilities	55,892	81,485
Total current liabilities	912,197	1,151,165

Operating lease liability - non-current	98,956	-

Total liabilities	1,011,153	1,151,165

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,854,376 shares issued, 11,211,760 shares outstanding as of June 30, 2019, and 12,844,376 shares issued, 11,201,760 shares outstanding as of December 31, 2018	128,543	128,443
Additional paid-in capital	14,681,842	14,676,006
Accumulated deficit	(12,401,102)	(12,001,647)
Treasury stock, 1,642,616 shares at cost at June 30, 2019, and December 31, 2018	(930,211)	(930,211)
Total stockholders' equity	1,479,072	1,872,591

Total liabilities and stockholders' equity	$2,490,225	$3,023,756

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,
	2019	2018
Revenues
Professional fees	$761,629	$1,104,148
Software sales	2,942,788	2,603,671
Total revenues	3,704,417	3,707,819

Cost of revenues
Cost of professional fees	434,858	580,761
Cost of software sales	2,912,798	2,571,704
Total cost of revenues	3,347,656	3,152,465

Gross profit	356,761	555,354

Selling, general and administrative expenses	528,575	439,535
Commissions expense	39,815	124,686

Loss from operations	(211,629)	(8,867)

Other income	3,027	2,985

Loss before provision for income taxes	(208,602)	(5,882)

Provision for income taxes	-	-

Net loss	$(208,602)	$(5,882)

Comprehensive loss	$(208,602)	$(5,882)

Net loss per common share - basic	$(0.02)	$-

Net loss per common share - diluted	$(0.02)	$-

Weighted average common shares outstanding
Basic	11,207,804	11,201,760
Diluted	11,207,804	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended June 30,
	2019	2018
Revenues
Professional fees	$1,523,747	$2,317,795
Software sales	3,359,493	2,784,500
Total revenues	4,883,240	5,102,295

Cost of revenues
Cost of professional fees	881,726	1,253,342
Cost of software sales	3,321,914	2,743,178
Total cost of revenues	4,203,640	3,996,520

Gross profit	679,600	1,105,775

Selling, general and administrative expenses	1,014,027	910,029
Commissions expense	70,761	240,560

Loss from operations	(405,188)	(44,814)

Other income	5,733	5,656

Loss before provision for income taxes	(399,455)	(39,158)

Provision for income taxes	-	-

Net loss	$(399,455)	$(39,158)

Comprehensive loss	$(399,455)	$(39,158)

Net loss per common share - basic	$(0.04)	$-

Net loss per common share - diluted	$(0.04)	$-

Weighted average common shares outstanding
Basic	11,204,799	11,201,760
Diluted	11,204,799	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(399,455)	$(39,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,871	5,569
Stock option compensation	4,936	15,656
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(37,478)	(176,020)
Prepaid expenses and other current assets	334,205	300,437
Accounts payable	167,342	(15,424)
Commissions payable	(255,197)	(94,379)
Contract liabilities	(251,406)	(253,527)
Accrued payroll and related liabilities and other accrued liabilities	11,125	(381,036)
Net cash used in operating activities	(423,057)	(637,882)

Cash flows from investing activities
Acquisition of property and equipment	(5,965)	(2,902)
Payments received on notes receivable	-	1,719
Net cash used in investing activities	(5,965)	(1,183)

Cash flows from financing activities
Issuance of stock from exercise of options	1,000	-
Net cash provided by financing activities	1,000	-

Net decrease in cash and cash equivalents	(428,022)	(639,065)

Cash and cash equivalents, beginning of the period	1,963,956	2,731,510

Cash and cash equivalents, end of the period	$1,535,934	$2,092,445

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the six months ended June 30, 2019:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2018	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591
Net loss	-	-	(190,853)	-	(190,853)
Stock option compensation	-	4,454	-	-	4,454
Balances at March 31, 2019	128,443	14,680,460	(12,192,500)	(930,211)	1,686,192
Net loss	-	-	(208,602)	-	(208,602)
Stock option compensation	-	482	-	-	482
Issuance of stock from exercise of options	100	900	-	-	1,000
Balances at June 30, 2019	$128,543	$14,681,842	$(12,401,102)	$(930,211)	$1,479,072

	For the six months ended June 30, 2018:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2017	$128,443	$14,646,406	$(11,950,613)	$(930,211)	$1,894,025
Net loss	-	-	(33,276)	-	(33,276)
Stock option compensation	-	6,288	-	-	6,288
Balances at March 31, 2018	128,443	14,652,694	(11,983,889)	(930,211)	1,867,037
Net loss	-	-	(5,882)	-	(5,882)
Stock option compensation	-	9,368	-	-	9,368
Balances at June 30, 2018	$128,443	$14,662,062	$(11,989,771)	$(930,211)	$1,870,523

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

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

There have been no changes in the Company’s significant accounting policies as of June 30, 2019, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that was filed with the SEC on April 1, 2019, as amended, except as described in Note 3 herein.

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

Income Taxes

As of June 30, 2019, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 8 of the Annual Report. Through the filing of its 2018 federal income tax return, the Company has net operating loss carryforwards of approximately $7.4 million, of which $5.0 million will expire, if unused, on December 31, 2019.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

2.	Revenue from Contracts with Customers

Revenue is recognized when all of the following steps have been taken and criteria met for each contract:

•

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

•

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

•

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

•

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

•

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

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

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 06/30/2019		3 Months ended 06/30/2018
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$577,779	15.6%	$728,940	19.6%

Services Fixed Price	95,235	2.6%	329,585	8.9%

Services Combination	40,364	1.1%	39,053	1.1%

Services Fixed Price per Unit	48,251	1.3%	6,570	0.2%

Third-Party Software	2,789,648	75.3%	2,455,719	66.2%

Software Support & Maintenance	149,290	4.0%	145,053	3.9%

Incentive Payments	3,850	0.1%	2,899	0.1%

Total Revenue	$3,704,417		$3,707,819

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

Contract	6 Months ended 06/30/2019		6 Months ended 06/30/2018
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$1,174,530	24.1%	$1,526,136	29.9%

Services Fixed Price	214,398	4.4%	659,444	12.9%

Services Combination	72,648	1.5%	122,145	2.4%

Services Fixed Price per Unit	62,171	1.3%	10,070	0.2%

Third-Party Software	3,057,367	62.5%	2,483,133	48.7%

Software Support & Maintenance	298,152	6.1%	294,013	5.8%

Incentive Payments	3,974	0.1%	7,354	0.1%

Total Revenue	$4,883,240		$5,102,295

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

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. There were contract assets balances of $40 at June 30, 2019, and no contract assets balance at December 31, 2018.

Contract Liabilities

Contract liabilities, to which the Company formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $67,146 and $318,552 at June 30, 2019, and December 31, 2018, respectively.  For the three months and six months ended June 30, 2019, revenue was recognized from previous contract liabilities balances in the amounts of $148,862 and $298,151, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in the future, and (iii) are expected to be recovered. There were $1,160 and $3,480 of such assets at June 30, 2019, and December 31, 2018, respectively. These costs are amortized ratably over the periods of the contracts to which those costs apply.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $11,306 and $294,115 at June 30, 2019, and December 31, 2018, respectively.

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

We have an operating lease which is a real estate lease for our headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets, other current liabilities, and operating lease liabilities in our balance sheets as of June 30, 2019. As of June 30, 2019, we do not have any sales-type or direct financing leases.

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

Our lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

We do not sublease any real estate to third parties.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

The following table provides supplemental balance sheet information related to IAI's operating leases:

Balance Sheet
Classification	June 30, 2019

Assets:
Right-to-use operating lease asset	$196,877

Liabilities:
Operating lease liability - current	$99,562
Operating lease liability - non-current	98,956
Total lease liabilities	$198,518

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in our balance sheet.

June 30, 2019

Remainder of 2019	$54,096
2020	110,086
2021	46,433
Total lease payments	210,615
Less: discount	(12,097)
Present value of lease liabilities	$198,518

As of June 30, 2019, our operating lease had a weighted average lease term of approximately 2.0 years. The discount rate of our lease is equal to our incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of our operating lease is approximately 5.5%. For the six months ended June 30, 2019, we incurred $52,244 of expense related to our operating leases. Rent expense for the six months ended June 30, 2018 was $52,244. For the six months ended June 30, 2019, there were no short-term leases with a term less than 12 months.

4.	Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. Fair values of option awards granted in the three months and six months ended June 30, 2018, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months Ended	Three Months Ended			Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018			June 30, 2019	June 30, 2018
Risk-free interest rate	2.31%	2.71%	-	2.92%	2.31%	2.65%	-	2.92%
Dividend yield	0%	0%			0%	0%
Expected term (in years)	5	5			5	5
Expected volatility	57.9%	49.5%	-	51.3%	57.9%	49.0%	-	51.3%

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At June 30, 2019, there were unexpired options for 373,500 shares issued under the 2016 Plan, of which 344,500 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 978,000 unexpired options remaining from the 2006 Plan at June 30, 2019, all of which were exercisable.

The status of the options issued under the foregoing option plans as of June 30, 2019, and changes during the three months and six months ended June 30, 2019, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at January 1, 2019	1,376,500	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(4,500)	0.13
Options forfeited	-	-
Outstanding at March 31, 2019	1,372,000	$0.23
Options granted	3,000	0.21
Options exercised	(10,000)	0.10
Options expired	(11,000)	0.08
Options forfeited	(2,500)	0.46
Outstanding at June 30, 2019	1,351,500	$0.23	4 years, 4 months	$33,783
Exercisable at June 30, 2019	1,322,500	$0.23	4 years, 3 months	$33,783

There were 3,000 options granted during the three months and six months ended June 30, 2019, of which none were granted to non-employees. There were 30,000 options and 160,000 granted during the three months and six months ended June 30, 2018, respectively, of which none were granted to non-employees. The weighted-average grant date fair values of options granted during the three months and six months ended June 30, 2019, was $0.11. There were 10,000 options exercised during the three months and six months ended June 30, 2019, and no options exercised during the three months and six months ended June 30, 2018. As of June 30, 2019, there was $1,877 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of six months.

Total compensation expense related to these plans was $482 and $9,368 for the three months ended June 30, 2019 and 2018, respectively, of which $0 an $218, respectively, related to options awarded to non-employees. Total compensation expense was $4,936 and $15,656 for the six months ended June 30, 2019 and 2018, respectively, of which $0 and $218, respectively, related to options awarded to non-employees.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

Nonvested option awards as of June 30, 2019 and changes during the three months and six months ended June 30, 2019 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2019	148,500	$0.20
Granted	-	-
Vested	(107,500)	0.21
Forfeited	-	-
Nonvested at March 31, 2019	41,000	$0.17
Granted	3,000	0.11
Vested	(12,500)	0.17
Forfeited	(2,500)	0.21
Nonvested at June 30, 2019	29,000	$0.16

5.	Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of June 30, 2019, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 185,234 shares and 540,462 shares from stock options were excluded from diluted shares for the three months ended June 30, 2019 and 2018, respectively, and the antidilutive effect of 229,741 shares and 559,498 shares from stock options were excluded from diluted shares for the six months ended June 30, 2019 and 2018, respectively.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

			Per share
	Net loss	Shares	amount
Basic net loss per common share for the three months ended June 30, 2019:
Loss available to common shareholders	$(208,602)	11,207,804	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended June 30, 2019	$(208,602)	11,207,804	$(0.02)

Basic net loss per common share for the three months ended June 30, 2018:
Loss available to common shareholders	$(5,882)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended June 30, 2018	$(5,882)	11,201,760	$-

Basic net loss per common share for the six months ended June 30, 2019:
Loss available to common shareholders	$(399,455)	11,204,799	$(0.04)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2019	$(399,455)	11,204,799	$(0.04)

Basic net loss per common share for the six months ended June 30, 2018:
Loss available to common shareholders	$(39,158)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2018	$(39,158)	11,201,760	$-

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

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

Our Business

Founded in 1979, IAI is in the business of modernizing client information systems, developing and maintaining information technology systems and programs, developing Section 508-compliant electronic forms and smart forms, and performing consulting services to government and commercial organizations. We have performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Department of Agriculture, Department of Defense, Department of Education, Department of Energy, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, Citibank, and General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA). Today, we primarily apply our technology, services and experience to legacy software migration and modernization for commercial companies and government agencies, and to developing web-based solutions for agencies of the U.S. federal government. IAI also provides services through its GSA IT Schedule 70 contract (47QTCA18D0080) and maintains Reseller and/or Solution Partner relationships with firms such as Adobe Systems, HPE Micro Focus, and Heirloom Computing (additional information on IAI may be viewed at its website located at www.infoa.com.)

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

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

In the three months ended June 30, 2019, our prime contracts with U.S. government agencies generated 85.2% of our revenue, subcontracts under federal procurements generated 14.7% of our revenue, and commercial contracts generated 0.1% of our revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, two software sales contracts generated 52.1% and 18.4% of our revenue, respectively. One professional services subcontract under a federal procurement generated 11.7% of our revenue.

In the three months ended June 30, 2018, our prime contracts with U.S. government agencies generated 81.6% of our revenue, subcontracts under federal procurements generated 16.0% of our revenue, and 2.4% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Among prime contracts with U.S. government agencies, two software sales contracts generated 49.3% and 16.4% of our revenue, respectively. One professional services subcontract under a federal procurement generated 13.4% of our revenue.

In the six months ended June 30, 2019, our prime contracts with U.S. government agencies generated 77.8% of our revenue, subcontracts under federal procurements generated 22.1% of our revenue, and commercial contracts generated 0.1% of our revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, two software sales contracts generated 39.6% and 14.0% of our revenue, respectively. One professional services subcontract under a federal procurement generated 17.3% of our revenue.

In the six months ended June 30, 2018, our prime contracts with U.S. government agencies generated 72.3% of our revenue, subcontracts under federal procurements generated 24.1% of our revenue, and 3.6% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, two software sales contracts generated 35.8% and 11.9% of our revenue, respectively, and one professional services contract generated 12.9% of our revenue. One professional services subcontract under a federal procurement generated 20.2% of our revenue.

At June 30, 2019, accounts receivable balances related to one subcontract under a federal procurement represented 40.8% of our outstanding accounts receivable, and balances related to two prime contracts represented 13.8% and 13.7% of our outstanding accounts receivable, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 79.3% of total revenue in the second quarter of 2019 and 70.2% of revenue in the second quarter of 2018, and 68.6% of total revenue in the first six months of 2019 and 54.6% of revenue in the first six months of 2018.

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

Revenue

Our revenues in the second quarter of 2019 were $3,704,417 compared to $3,707,819 in the corresponding quarter in 2018, a decrease of $3,402, or 0.1%. Professional fee revenue was $761,629 in the second quarter of 2019 versus $1,104,148 in the corresponding quarter in 2018, a decrease of $342,519, or 31.0%, and software revenue was $2,942,788 in the second quarter of 2019 versus $2,603,671 in the second quarter of 2018, an increase of $339,117, or 13.0%. Revenue from professional fees decreased due primarily to the completion or expiration of certain contracts since the second quarter of 2018, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2019 versus the same period in 2018 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

Gross Profit

Gross profit was $356,761, or 9.63% of revenue in the second quarter of 2019 versus $555,354, or 15.0% of revenue in the second quarter of 2018. For the quarter ended June 30, 2019, $326,771 of the gross profit was attributable to professional fees at a gross profit percentage of 42.9%, and $29,990 of the gross profit was attributable to software sales at a gross profit percentage of 1.0%. In the same quarter in 2018, we reported gross profit for professional fees of $523,387, or 47.4%, of professional fee revenue, and gross profit of $31,967, or 1.2% of software sales. Gross profit from professional fees decreased primarily due to the completion or expiration of certain contracts, and fluctuations in activity on continuing contracts, since the second quarter of 2018. Gross profit on software sales decreased due to a decrease in incentive payments earned, for which there are few associated costs. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $528,575, or 14.3% of revenues, in the second quarter of 2019 versus $439,535, or 11.9% of revenues, in the second quarter of 2018. These expenses increased $89,040, or 20.3%, from the second quarter of 2018. These increases are from increases in the costs of non-billable labor and the fringe benefits associated with that labor. In anticipation of the commencement of services on a subcontract award that has been protested, we have hired and have other employees whose labor hours are currently only partially billable.  The costs associated with these employees, to the extent not billable, are included in our administrative costs.

Commissions expense was $39,815, or 1.1% of revenues, in the second quarter of 2019 versus $124,686, or 3.4% of revenues, in the second quarter of 2018. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The expiration of some higher-margin contracts contributed significantly to the decline in commissions earned.

Net loss

Net loss for the three months ended June 30, 2019, was $208,602, or 5.6% of revenue, versus $5,882, or 0.2 of revenue, for the same period in 2018. We expect to continue to incur quarterly operating losses until we increase our professional fees revenue.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

Revenue

Our revenues in the first six months of 2019 were $4,883,240 compared to $5,102,295 in the corresponding period in 2018, a decrease of $219,055, or 4.3%. Professional fee revenue was $1,523,747 in the first six months of 2019 versus $2,317,795 in the corresponding period in 2018, a decrease of $794,048, or 34.3%, and software revenue was $3,359,493 in the first six months of 2019 versus $2,784,500 in the first six months of 2018, an increase of $574,993, or 20.6%. Revenue from professional fees decreased due primarily to the completion or expiration of certain contracts since the first six months of 2018, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2019 versus the same period in 2018 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $679,600, or 13.9% of revenue in the first six months of 2019 versus $1,105,775, or 21.7% of revenue in the first six months of 2018. For the six months ended June 30, 2019, $642,021 of the gross profit was attributable to professional fees at a gross profit percentage of 42.1%, and $37,579 of the gross profit was attributable to software sales at a gross profit percentage of 1.1%. In the same period in 2018, we reported gross profit for professional fees of $1,064,453, or 45.9%, of professional fee revenue, and gross profit of $41,322, or 1.5% of software sales. Gross profit from professional fees decreased primarily due to the completion or expiration of certain contracts, and fluctuations in activity on continuing contracts, since the first six months of 2018. Gross profit on software sales decreased due to a decrease in incentive payments earned, for which there are few associated costs. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $1,014,027, or 20.8% of revenues, in the first six months of 2019 versus $910,029, or 17.8% of revenues, in the first six months of 2018. These expenses increased $103,998, or 11.4%, from the first six months of 2018. These increases are from increases in the costs of non-billable labor and the fringe benefits associated with that labor, partially due to carrying salaried employees during the government shutdown. Additionally, in anticipation of the commencement of services on a subcontract award that has been protested, we have hired and have other employees whose labor hours are currently only partially billable.  The costs associated with these employees, to the extent not billable, are included in our administrative costs.

Commissions expense was $70,761, or 1.4% of revenues, in the first six months of 2019 versus $240,560, or 4.7% of revenues, in the first six months of 2018. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The expiration of some higher-margin contracts contributed significantly to the decline in commissions earned.

Net loss

Net loss for the six months ended June 30, 2019, was $399,455, or 8.2% of revenues, versus $39,158, or 0.8% of revenue, for the same period in 2018. We expect to continue to incur quarterly operating losses until we increase our professional fees revenue.

Liquidity and Capital Resources

Our cash and cash equivalents balance, when combined with our cash flow from operations during the first six months of 2019, were sufficient to provide financing for our operations. Our net cash used in the combination of our operating, investing, and financing activities in the first six months of 2019 was $428,022. This net cash, when subtracted from a beginning balance of $1,963,956, yielded cash and cash equivalents of $1,535,934 as of June 30, 2019. Accounts receivable and contract assets increased $37,478. Prepaid expenses decreased $334,205 due primarily to the recognition of deferred expenses related to maintenance contracts on software sales, which are recognized over the terms of the maintenance contracts. Accounts payable increased $167,342 due to the timing of payments to our supplier for software sales. Commissions payable decreased $255,197 due to payouts of existing commissions payable balances occurring faster than new commissions were incurred. Contract liabilities decreased $251,406, due primarily to the recognition of revenue related to maintenance contracts on software sales that had previously been deferred.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of June 30, 2019, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

Given our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for twelve months from the date of filing of this Form 10-Q.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Second Quarter 2019

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

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

Information Analysis Incorporated
(Registrant)

Date: August 14, 2019	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: August 14, 2019	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer