Form 10-Q
period 2019-09-30
INFORMATION ANALYSIS INC
filed 2019-11-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia		54-1167364
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,211,760 shares of common stock, par value $0.01 per share, as of November 13, 2019.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Form 10-Q Third quarter 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,093,809	$1,963,956
Accounts receivable, net	1,390,066	652,839
Prepaid expenses and other current assets	595,240	393,533
Contract assets	498,681	-
Total current assets	3,577,796	3,010,328

Right-of-use operating lease asset	173,487	-
Property and equipment, net of accumulated depreciation and amortization of $298,661 and $294,424	10,065	7,147
Other assets	6,281	6,281
Total assets	$3,767,629	$3,023,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,174,967	$25,294
Contract liabilities	486,362	318,552
Accrued payroll and related liabilities	223,550	217,751
Other accrued liabilities	219,837	81,485
Commissions payable	188,278	508,083
Operating lease liability - current	101,744	-
Total current liabilities	2,394,738	1,151,165

Operating lease liability - non-current	72,458	-

Total liabilities	2,467,196	1,151,165

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,854,376 shares issued, 11,211,760 shares outstanding as of September 30, 2019, and 12,844,376 shares issued, 11,201,760 shares outstanding as of December 31, 2018	128,543	128,443
Additional paid-in capital	14,682,427	14,676,006
Accumulated deficit	(12,580,326)	(12,001,647)
Treasury stock, 1,642,616 shares at cost at September 30, 2019, and December 31, 2018	(930,211)	(930,211)
Total stockholders' equity	1,300,433	1,872,591

Total liabilities and stockholders' equity	$3,767,629	$3,023,756

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the three months ended September 30,
	2019	2018
Revenues
Professional fees	$888,662	$1,111,358
Software sales	2,293,935	1,307,319
Total revenues	3,182,597	2,418,677

Cost of revenues
Cost of professional fees	563,594	575,200
Cost of software sales	2,234,686	1,274,371
Total cost of revenues	2,798,280	1,849,571

Gross profit	384,317	569,106

Selling, general and administrative expenses	467,667	409,761
Commissions expense	98,394	134,255

(Loss) income from operations	(181,744)	25,090

Other income	2,520	2,874

(Loss) income before provision for income taxes	(179,224)	27,964

Provision for income taxes	-	-

Net (loss) income	$(179,224)	$27,964

Comprehensive (loss) income	$(179,224)	$27,964

Net (loss) income per common share - basic	$(0.02)	$-

Net (loss) income per common share - diluted	$(0.02)	$-

Weighted average common shares outstanding
Basic	11,211,760	11,201,760
Diluted	11,211,760	11,593,183

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Revenues
Professional fees	$2,412,409	$3,429,153
Software sales	5,653,428	4,091,819
Total revenues	8,065,837	7,520,972

Cost of revenues
Cost of professional fees	1,445,320	1,828,542
Cost of software sales	5,556,600	4,017,549
Total cost of revenues	7,001,920	5,846,091

Gross profit	1,063,917	1,674,881

Selling, general and administrative expenses	1,481,694	1,319,790
Commissions expense	169,155	374,815

Loss from operations	(586,932)	(19,724)

Other income	8,253	8,530

Loss before provision for income taxes	(578,679)	(11,194)

Provision for income taxes	-	-

Net loss	$(578,679)	$(11,194)

Comprehensive loss	$(578,679)	$(11,194)

Net loss per common share - basic	$(0.05)	$-

Net loss per common share - diluted	$(0.05)	$-

Weighted average common shares outstanding
Basic	11,207,145	11,201,760
Diluted	11,207,145	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(578,679)	$(11,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,415	7,837
Stock option compensation	5,521	23,882
Changes in operating assets and liabilities:
Accounts receivable	(737,227)	(547,145)
Contract assets	(498,681)	(1,938)
Prepaid expenses and other current assets	(210,460)	(97,637)
Accounts payable	1,149,673	384,115
Commissions payable	(319,805)	(125,019)
Contract liabilities	167,810	66,593
Accrued payroll and related liabilities and other accrued liabilities	153,619	(374,957)
Net cash used in operating activities	(863,814)	(675,463)

Cash flows from investing activities
Acquisition of property and equipment	(7,333)	(4,075)
Payments received on notes receivable	-	1,719
Net cash used in investing activities	(7,333)	(2,356)

Cash flows from financing activities
Issuance of stock from exercise of options	1,000	-
Net cash provided by financing activities	1,000	-

Net decrease in cash and cash equivalents	(870,147)	(677,819)

Cash and cash equivalents, beginning of the period	1,963,956	2,731,510

Cash and cash equivalents, end of the period	$1,093,809	$2,053,691

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2019

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the three and nine months ended September 30, 2019:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2018	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591
Net loss	-	-	(190,853)	-	(190,853)
Stock option compensation	-	4,454	-	-	4,454
Balances at March 31, 2019	128,443	14,680,460	(12,192,500)	(930,211)	1,686,192
Net loss	-	-	(208,602)	-	(208,602)
Stock option compensation	-	482	-	-	482
Issuance of stock from exercise of options	100	900	-	-	1,000
Balances at June 30, 2019	128,543	14,681,842	(12,401,102)	(930,211)	1,479,072
Net loss	-	-	(179,224)	-	(179,224)
Stock option compensation	-	585	-	-	585
Balances at September 30, 2019	$128,543	$14,682,427	$(12,580,326)	$(930,211)	$1,300,433

	For the three and nine months ended September 30, 2018:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2017	$128,443	$14,646,406	$(11,950,613)	$(930,211)	$1,894,025
Net loss	-	-	(33,276)	-	(33,276)
Stock option compensation	-	6,288	-	-	6,288
Balances at March 31, 2018	128,443	14,652,694	(11,983,889)	(930,211)	1,867,037
Net loss	-	-	(5,882)	-	(5,882)
Stock option compensation	-	9,368	-	-	9,368
Balances at June 30, 2018	128,443	14,662,062	(11,989,771)	(930,211)	1,870,523
Net income	-	-	27,964	-	27,964
Stock option compensation	-	8,226	-	-	8,226
Balances at September 30, 2018	$128,443	$14,670,288	$(11,961,807)	$(930,211)	$1,906,713

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2019

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Business

Founded in 1979, Information Analysis Incorporated (the “Company”, “we”), to which we sometimes refer as IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing professional IT services to government and commercial organizations. We presently concentrate our technology, services and experience to legacy software migration and modernization and developing web-based and mobile device solutions (including electronic forms conversions) for various agencies of the federal government. We provide software and services to government and commercial customers throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

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

There have been no changes in the Company’s significant accounting policies as of September 30, 2019, with regard to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that was filed with the SEC on April 1, 2019, as amended, except as described in Note 3 herein.

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

Income Taxes

As of September 30, 2019, there have been no material changes to the Company’s uncertain tax position disclosures as provided in Note 8 of the Annual Report. Through the filing of its 2018 federal income tax return, the Company has net operating loss carryforwards of approximately $7.4 million, of which $5.0 million will expire, if unused, on December 31, 2019.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

2.	Revenue from Contracts with Customers

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

Information Analysis Incorporated	Form 10-Q Third quarter 2019

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

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 09/30/2019		3 Months ended 09/30/2018
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$643,047	20.2%	$694,524	28.7%

Services Fixed Price	96,255	3.0%	328,214	13.6%

Services Combination	113,220	3.6%	52,440	2.2%

Services Fixed Price per Unit	36,140	1.1%	36,180	1.5%

Third-Party Software	2,138,815	67.2%	1,086,780	44.9%

Software Support & Maintenance	149,570	4.7%	212,843	8.8%

Incentive Payments	5,550	0.2%	7,696	0.3%

Total Revenue	$3,182,597		$2,418,677

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Contract	9 Months ended 09/30/2019		9 Months ended 09/30/2018
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$1,817,577	22.5%	$2,223,912	29.6%

Services Fixed Price	310,654	3.9%	984,643	13.1%

Services Combination	185,867	2.3%	174,348	2.3%

Services Fixed Price per Unit	98,311	1.2%	46,250	0.6%

Third-Party Software	5,195,547	64.4%	3,636,083	48.3%

Software Support & Maintenance	448,357	5.6%	440,686	5.9%

Incentive Payments	9,524	0.1%	15,050	0.2%

Total Revenue	$8,065,837		$7,520,972

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

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. There were contract assets balances of $498,681 at September 30, 2019, and no contract assets balance at December 31, 2018.

Contract Liabilities

Contract liabilities, to which the Company formerly referred as deferred revenue, consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $486,362 and $318,552 at September 30, 2019, and December 31, 2018, respectively. For the three months and nine months ended September 30, 2019, revenue was recognized from previous contract liabilities balances in the amounts of $63,366 and $318,552, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in the future, and (iii) are expected to be recovered. There were $0 and $3,480 of such assets at September 30, 2019, and December 31, 2018, respectively. These costs are amortized ratably over the periods of the contracts to which those costs apply.

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

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $532,791 and $294,115 at September 30, 2019, and December 31, 2018, respectively.

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

We have an operating lease which is a real estate lease for our headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets, other current liabilities, and operating lease liabilities in our balance sheet as of September 30, 2019. As of September 30, 2019, we do not have any sales-type or direct financing leases.

Our operating lease asset represents our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Our lease agreement includes rental payments escalating annually for inflation at a fixed rate. These payments are included in the initial measurement of the operating lease liability and operating lease asset. We do not have any rental payments which are based on a change in an index or a rate that can be considered variable lease payments, which would be expensed as incurred.

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

Our lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

We do not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to IAI's operating lease:

Balance Sheet
Classification	September 30, 2019

Assets:
Right-to-use operating lease asset	$173,487

Liabilities:
Operating lease liability - current	$101,744
Operating lease liability - non-current	72,458
Total lease liabilities	$174,202

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in our balance sheet.

September 30, 2019

Remainder of 2019	$27,048
2020	110,086
2021	46,433
Total lease payments	183,567
Less: discount	(9,365)
Present value of lease liabilities	$174,202

As of September 30, 2019, our operating lease had a weighted average lease term of approximately 1.8 years. The discount rate of our lease is equal to our incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of our operating lease is approximately 5.5%. For the nine months ended September 30, 2019, we incurred $78,365 of expense related to our operating leases. Rent expense for the nine months ended September 30, 2018 was $78,365. For the nine months ended September 30, 2019, there were no short-term leases with a term less than 12 months.

4.	Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of nine months to two years. Fair values of option awards granted in the three months and nine months ended September 30, 2019 and 2018, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Risk-free interest rate	n/a	2.75%	2.31%	2.65%	-	2.92%
Dividend yield	n/a	0%	0%		0%
Expected term (in years)	n/a	5	5		5
Expected volatility	n/a	53.4%	57.9%	49.0%	-	53.4%

Information Analysis Incorporated	Form 10-Q Third quarter 2019

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At September 30, 2019, there were unexpired options for 371,000 shares issued under the 2016 Plan, of which 343,500 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 978,000 unexpired options remaining from the 2006 Plan at September 30, 2019, all of which were exercisable.

The status of the options issued under the foregoing option plans as of September 30, 2019, and changes during the three months and nine months ended September 30, 2019, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at January 1, 2019	1,376,500	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(4,500)	0.13
Options forfeited	-	-
Outstanding at March 31, 2019	1,372,000	$0.23
Options granted	3,000	0.21
Options exercised	(10,000)	0.10
Options expired	(11,000)	0.08
Options forfeited	(2,500)	0.46
Outstanding at June 30, 2019	1,351,500	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	-	-
Options forfeited	(2,500)	0.46
Outstanding at September 30, 2019	1,349,000	$0.23	4 years, 2 months	$11,443
Exercisable at September 30, 2019	1,321,500	$0.23	4 years	$11,443

There were no options granted during the three months ended September 30, 2019, and 3,000 options granted during the nine months ended September 30, 2019, of which none were granted to non-employees. There were 3,000 options granted during the three months ended September 30, 2018, of which none were granted to non-employees, and 163,000 options granted during the nine months ended September 30, 2018, of which 5,000 were granted to non-employees. The weighted-average grant date fair values of options granted during the nine months ended September 30, 2019, was $0.11. There were no options and 10,000 options exercised during the three months and nine months ended September 30, 2019, respectively, and no options exercised during the three months and nine months ended September 30, 2018. As of September 30, 2019, there was $1,292 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of five months.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Total compensation expense related to these plans was $585 and $8,226 for the three months ended September 30, 2019 and 2018, respectively, of which $0 an $426, respectively, related to options awarded to non-employees. Total compensation expense was $5,521 and $23,882 for the nine months ended September 30, 2019 and 2018, respectively, of which $0 and $644, respectively, related to options awarded to non-employees. Compensation expense of $604 was reversed in the nine months ending September 30, 2019, from options that were forfeited prior to vesting.

Nonvested option awards as of September 30, 2019 and changes during the three months and nine months ended September 30, 2019 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2019	148,500	$0.20
Granted	-	-
Vested	(107,500)	0.21
Forfeited	-	-
Nonvested at March 31, 2019	41,000	$0.17
Granted	3,000	0.11
Vested	(12,500)	0.17
Forfeited	(2,500)	0.21
Nonvested at June 30, 2019	29,000	$0.16
Granted	-	-
Vested	(1,500)	0.12
Forfeited	-	-
Nonvested at September 30, 2019	27,500	$0.16

5.	Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of September 30, 2019, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.	(Loss) Income Per Share

Basic (loss) income per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 121,422 shares from stock options were excluded from diluted shares for the three months ended September 30, 2019, and the antidilutive effect of 215,595 shares and 511,118 shares from stock options were excluded from diluted shares for the nine months ended September 30, 2019 and 2018, respectively.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share:

			Per share
	Net (loss) income	Shares	amount
Basic net loss per common share for the three months ended September 30, 2019:
Loss available to common shareholders	$(179,224)	11,211,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended September 30, 2019	$(179,224)	11,211,760	$(0.02)

Basic net income per common share for the three months ended September 30, 2018:
Income available to common shareholders	$27,964	11,201,760	$-
Effect of dilutive stock options	-	391,423	-
Diluted net income per common share for the three months ended September 30, 2018	$27,964	11,593,183	$-

Basic net loss per common share for the nine months ended September 30, 2019:
Loss available to common shareholders	$(578,679)	11,207,145	$(0.05)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the nine months ended September 30, 2019	$(578,679)	11,207,145	$(0.05)

Basic net loss per common share for the nine months ended Septembere 30, 2018:
Loss available to common shareholders	$(11,194)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the nine months ended September 30, 2018	$(11,194)	11,201,760	$-

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Information Analysis Incorporated	Form 10-Q Third quarter 2019

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

In the three months ended September 30, 2019, our prime contracts with U.S. government agencies generated 79.6% of our revenue, subcontracts under federal procurements generated 20.2% of our revenue, and commercial contracts generated 0.2% of our revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, two software sales contracts generated 14.0% and 12.1% of our revenue, respectively. One professional services subcontract under a federal procurement generated 14.2% of our revenue.

In the three months ended September 30, 2018, our prime contracts with U.S. government agencies generated 71.3% of our revenue, subcontracts under federal procurements generated 24.7% of our revenue, and 4.0% of our revenue came from commercial contracts. The terms of these contracts and subcontracts varied from single transactions to five years. Among prime contracts with U.S. government agencies, one software sale contract generated 15.5% of our revenue, and one other contract generated 13.6% of our revenue. One professional services subcontract under a federal procurement generated 20.4% of our revenue.

In the nine months ended September 30, 2019, our prime contracts with U.S. government agencies generated 77.8% of our revenue, subcontracts under federal procurements generated 22.1% of our revenue, and commercial contracts generated 0.1% of our revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, two software sales contracts generated 23.9% and 10.2% of our revenue, respectively. One professional services subcontract under a federal procurement generated 16.1% of our revenue.

In the nine months ended September 30, 2018, our prime contracts with U.S. government agencies generated 72.0% of our revenue, subcontracts under federal procurements generated 24.3% of our revenue, and 3.7% of our revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, one software sale contract generated 24.3% of our revenue, and one other contract generated 13.1% of our revenue. One professional services subcontract under a federal procurement generated 20.2% of our revenue.

At September 30, 2019, accounts receivable balances related to one subcontract under a federal procurement represented 21.0% of our outstanding accounts receivable, and balances related to three prime contracts represented 11.8%, 11.2%, and 9.7% of our outstanding accounts receivable, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 72.1% of total revenue in the third quarter of 2019 and 51.1% of revenue in the third quarter of 2018, and 70.0% of total revenue in the first nine months of 2019 and 53.5% of revenue in the first nine months of 2018.

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Revenue

Our revenues in the third quarter of 2019 were $3,182,597 compared to $2,418,677 in the corresponding quarter in 2018, an increase of $763,920, or 31.6%. Professional fee revenue was $888,662 in the third quarter of 2019 versus $1,111,358 in the corresponding quarter in 2018, a decrease of $222,696, or 20.0%, and software revenue was $2,293,935 in the third quarter of 2019 versus $1,307,319 in the third quarter of 2018, an increase of $986,616, or 75.5%. Revenue from professional fees decreased due primarily to the completion or expiration of certain contracts since the third quarter of 2018, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2019 versus the same period in 2018 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Gross Profit

Gross profit was $384,317, or 12.1% of revenue in the third quarter of 2019 versus $569,106, or 23.5% of revenue in the third quarter of 2018. For the quarter ended September 30, 2019, $325,068 of the gross profit was attributable to professional fees at a gross profit percentage of 36.6%, and $59,249 of the gross profit was attributable to software sales at a gross profit percentage of 2.6%. In the same quarter in 2018, we reported gross profit for professional fees of $536,158, or 48.2%, of professional fee revenue, and gross profit of $32,948, or 2.5% of software sales. Gross profit from professional fees decreased primarily due to the completion or expiration of certain contracts, and fluctuations in activity on continuing contracts, since the third quarter of 2018. Where there are highly specialized skill sets needed on contracts, fluctuations in activity can have large effects on our margins, since we must carry the cost of the personnel with those skill sets even when their hours are not billable. Gross profit on software sales increased due to an increase in the volume of sales. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $467,667, or 14.7% of revenues, in the third quarter of 2019 versus $409,761, or 16.9% of revenues, in the third quarter of 2018. These expenses increased $57,906, or 14.1%, from the third quarter of 2018. These increases are largely the costs of exploring avenues of growth, including merger and acquisition opportunities. In anticipation of the commencement of services on a subcontract award under a prime contract award that has been protested, we have hired and have other employees whose labor hours are currently only partially billable. Some of the costs associated with these employees, to the extent not billable, is included in our administrative costs.

Commissions expense was $98,394, or 3.1% of revenues, in the third quarter of 2019 versus $134,255, or 5.6% of revenues, in the third quarter of 2018. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The expiration of some higher-margin contracts contributed significantly to the decline in commissions earned.

Net (loss) income

Net loss for the three months ended September 30, 2019, was ($179,224), or (5.6%) of revenue, versus net income of $27,964, or 1.2% of revenue, for the same period in 2018. We expect to continue to incur quarterly operating losses until we increase our professional fees revenue.

Nine months Ended September 30, 2019 versus Nine months Ended September 30, 2018

Revenue

Our revenues in the first nine months of 2019 were $8,065,837 compared to $7,520,972 in the corresponding period in 2018, an increase of $544,865, or 7.2%. Professional fee revenue was $2,412,409 in the first nine months of 2019 versus $3,429,153 in the corresponding period in 2018, a decrease of $1,016,744, or 29.7%, and software revenue was $5,653,428 in the first nine months of 2019 versus $4,091,819 in the first nine months of 2018, an increase of $1,561,609, or 38.2%. Revenue from professional fees decreased due primarily to the completion or expiration of certain contracts since the first nine months of 2018, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2019 versus the same period in 2018 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Gross Profit

Gross profit was $1,063,917, or 13.2% of revenue in the first nine months of 2019 versus $1,674,881, or 22.3% of revenue in the first nine months of 2018. For the nine months ended September 30, 2019, $967,089 of the gross profit was attributable to professional fees at a gross profit percentage of 40.1%, and $96,828 of the gross profit was attributable to software sales at a gross profit percentage of 1.7%. In the same period in 2018, we reported gross profit for professional fees of $1,600,611, or 46.7%, of professional fee revenue, and gross profit of $74,270, or 1.8% of software sales. Gross profit from professional fees decreased primarily due to the completion or expiration of certain contracts, and fluctuations in activity on continuing contracts, since the first nine months of 2018. Where there are highly specialized skill sets needed on contracts, fluctuations in activity can have large effects on our margins, since we must carry the cost of the personnel with those skill sets even when their hours are not billable. Gross profit on software sales increased due to an increase in the volume of sales. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $1,481,694, or 18.4% of revenues, in the first nine months of 2019 versus $1,319,790, or 17.5% of revenues, in the first nine months of 2018. These expenses increased $161,904, or 12.3%, from the first nine months of 2018. These increases are the costs of exploring avenues of growth, including merger and acquisition opportunities, coupled with increases in the costs of non-billable labor and the fringe benefits associated with that labor, partially due to carrying salaried employees during the government shutdown in the early part of 2019. Additionally, in anticipation of the commencement of services on a subcontract award under a prime contract award that has been protested, we have hired and have other employees whose labor hours are currently only partially billable. Some of the costs associated with these employees, to the extent not billable, is included in our administrative costs.

Commissions expense was $169,155, or 2.1% of revenues, in the first nine months of 2019 versus $374,815, or 5.0% of revenues, in the first nine months of 2018. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The expiration of some higher-margin contracts contributed significantly to the decline in commissions earned.

Net loss

Net loss for the nine months ended September 30, 2019, was $578,679, or 7.2% of revenues, versus $11,194, or 0.1% of revenue, for the same period in 2018. We expect to continue to incur quarterly operating losses until we increase our professional fees revenue.

Liquidity and Capital Resources

Our cash and cash equivalents balance were sufficient to provide financing for our operations. Our net cash used in the combination of our operating, investing, and financing activities in the first nine months of 2019 was $870,147. This net cash, when subtracted from a beginning balance of $1,963,956, yielded cash and cash equivalents of $1,093,809 as of September 30, 2019. Accounts receivable and contract assets increased $1,235,908 due to software sales at the end of the U.S. government fiscal year. Prepaid expenses and other current assets increased $210,460 due primarily to the cost of maintenance contracts related to some of the U.S. government fiscal year-end software sales, which are recognized over the terms of the maintenance contracts. Accounts payable increased $1,149,673, which is also related to our late third quarter software sales. Commissions payable decreased $319,805 due to payouts of existing commissions payable balances occurring faster than new commissions were incurred. Contract liabilities increased $167,810, due primarily to the sales of maintenance contracts related to some of the U.S. government fiscal year-end software sales, for which the associated revenue is recognized over the terms of the maintenance contracts.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of September 30, 2019, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in the last twelve months.

Given our current cash position, operating plan, and line of credit, we anticipate that we will be able to meet our cash requirements for twelve months from the date of filing of this Form 10-Q.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Information Analysis Incorporated	Form 10-Q Third quarter 2019

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Third quarter 2019

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018, as amended, includes a discussion of our risk factors. Other than the additional risk factor set forth below, there have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2018.

The failure to generate a sufficient level of professional fees will cause us to sustain losses.

Given the low profit margin we achieve on our software sales, we require a certain level of professional fee revenue to obtain the gross profit we require to maintain and operate our business. This requisite level is being adversely impacted by a pending protest on a government contract for which we are to become a subcontractor. The dedicated personnel for this subcontract, who remain employed so they are available when, and if, the protest is favorably resolved, are only being partially engaged by the prime contractor on another contract. The engagement level is not sufficient enough for us to achieve profitability. If the protest is not resolved in the near term and if we do not obtain additional professional fee engagements, we will continue to sustain losses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: November 14, 2019	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: November 14, 2019	By:	/s/ Richard S. DeRose
Richard S. DeRose, Executive Vice President, Treasurer, and Chief Financial Officer