Form 10-K
period 2019-12-31
INFORMATION ANALYSIS INC
filed 2020-03-30
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 7,126,368 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2019, was approximately $1,425,274. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2020, there were 11,211,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

None.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business	1

Item 1A.	Risk Factors	7

Item 2.	Properties	10

Item 3.	Legal Proceedings	10

Item 4.	Mine Safety Disclosures	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 8.	Financial Statements and Supplementary Data	16

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	37

Item 9A.	Controls and Procedures	37

Item 9B.	Other Information	37

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	38

Item 11.	Executive Compensation	41

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence	44

Item 14.	Principal Accounting Fees and Services	45

PART IV

Item 15.	Exhibits, Financial Statement Schedules	45

EXHIBIT INDEX		46

SIGNATURES		48

i

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Concentrating on the niche of electronic forms-related web applications (including securing digital content and documents) through our solutions partner relationship with Adobe AEM products, we have developed a cadre of professionals that can quickly and efficiently develop web applications. We will focus on federal government clients during 2020 and beyond and leverage the Company’s reputation with existing federal customers to penetrate other agencies. We will be able to reference successful projects completed or in development for various components of the Department of Homeland Security, Department of Defense, Department of Veterans Affairs, Federal Mediation and Conciliation Service, Department of Agriculture, Department of Education, General Services Administration, U.S. Army Reserve, and U.S. Air Force Logistics Command.

As a recent example of our capability, IAI was contracted by the US Citizenship and Immigration Services agency (USCIS) to provide technical and design support to complete development of an enhanced Form I-9 (Employment Eligibility Verification) that incorporates drop-down menus, helper text and hover text that embed the instructions into the form, field logic, error messages and form validation into a fillable PDF format. IAI’s successful programming of the enhanced form per our client’s requirements led to the form’s release by the government to the general public as USCIS’s official form for that designated purpose.

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

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. To that end, over the last several years, we have aggressively pursued strategic business relationships with certain technology firms in our local area that have developed unique and innovative software-based products and services. These new business areas include, but are not limited to, legacy modernization applications and expanded product opportunities. In addition, we have teamed with other local technology firms on proposal submissions to federal government agencies to gain access to Government Wide Acquisition Contracts such as the Department of the Navy’s multiple SeaPort NxG contract.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

IAI recently became a reseller for UIPath, a company which specializes in software for Robotic Process Automation (RPA). RPA is a relatively new field, using artificial intelligence to automate high-volume repetitive human processes, such as calculations, report generation and distribution, recording transactions, and maintenance of records. Use of RPA is growing rapidly among government agencies and large companies.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Backlog

As of December 31, 2019, we estimated our backlog at approximately $18.1 million over the next three years, of which $2.3 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Employees

As of December 31, 2019, we employed twenty-one full-time and three part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add eight individuals for professional information technology services. All of our billable professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

The failure to generate a sufficient level of professional fees will cause us to sustain losses.

Although software sales constitute a significant part of our overall revenue, the gross profit we derive from such sales is very modest, generally less than three percent. Consequently, we are reliant on professional fee revenue to maintain and operate our business. Our number of professional fee engagements are limited and we have relied upon several key engagements to provide us with the level of revenue we require to breakeven or gain a modest degree of profitability. For example, in 2019, we were scheduled to commence work on a professional fee subcontract which should have enabled us to profitably operate for several years. The prime contract underlying this subcontract was protested which contributed to our loss in 2019. The protest was resolved at the contracting officer level in favor of our prime in March, 2020, but the protestor has indicated its intent to initiate a protest to the Government Accountability Office (GAO).. Even if our prime contractor prevails at GAO, the protestor can file a protest action at the Court of Federal Claims. Although the protestor and our prime contractor can resolve the protest, we are uncertain if any such resolution will occur, thereby leaving us in doubt as to when, if at all, we can commence providing services. In the absence of this subcontract, unless other professional fee engagements are obtained, we will continue to sustain losses.

The opportunities among our existing customers for forms modernization is nearing maturity.

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

We are currently non-compliant with regard to our bank line of credit.

At December 31, 2019, we failed to maintain a minimum tangible net worth under a covenant with our lender. We have secured a waiver of the violation of the covenant from the lender.  Our line of credit currently expires May 31, 2020.  We are working with the lender to renew the line of credit, and anticipate changes in terms in light of our covenant violation.  Failure to agree to terms on a renewal would leave us unable to borrow working capital, should the need arise, after May 31, 2020.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Federal government customers are increasingly utilizing systems to accept software bids that make it easier for a larger number of sellers to participate in the bid process, which puts downward pressure on prices. At the same time, we obtain software licenses and related software maintenance contracts for resale from third-party suppliers. Increases in costs from these suppliers may affect our ability to bid winning prices to potential customers, which could have a material effect on software sales revenue. Also, any delay in our suppliers’ fulfillment of our orders could impair our ability to deliver products and maintenance to customers and, accordingly, could have a material adverse effect on business, results of operations, financial condition, and reputation.

Health epidemics, pandemics, and other natural disasters and national emergencies may have material adverse effects on our business.

We face various risks related to widespread health emergencies and natural disasters, including the global outbreak of COVID-19 (coronavirus).  If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with the COVID-19 pandemic, our operations will likely be impacted.  Effects experienced by our customers may effect the quantity of billable work we can perform, and effects experienced by our suppliers may impact our ability to deliver on our sales contracts.  Opportunities to seek new business may be delayed indefinitely.

We are working with our employees, customers, suppliers, and community to monitor and assess the developing situation, and will continue to work to mitigate the effects on all parties.  The extent to which the COVID-19 outbreak will impact our business, cash flows, results of operations, and financial condition is uncertain.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Our common stock is presently quoted on the Over-the-Counter Markets (“OTC”) under the symbol “IAIC”, and the securities are traded through broker-dealers. Because our stock trades on the OTC Markets rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the OTC Bulletin Board under the symbol IAIC. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock:

	2019 Quarter Ended:				2018 Quarter Ended:
	03/31/19	06/30/19	09/30/19	12/31/19	03/31/18	06/30/18	09/30/18	12/31/18
High	$0.26	$0.23	$0.20	$0.17	$0.50	$0.47	$0.36	$0.27
Low	$0.20	$0.18	$0.17	$0.08	$0.36	$0.27	$0.21	$0.14

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Because our stock trades on OTC Markets Pink rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

Holders

As of December 31, 2019, we had 106 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2019 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2019.

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

Overview

In 2019 we incurred a net loss of $717,000, a $666,000 larger loss than in our 2018 net loss of $51,000. Our stockholders’ equity was $1.16 million at December 31, 2019, a decrease of $710,000 from 2018’s year-end balance. Our gross profit decreased by $743,000 on an increase in total revenue of $1.23 million. The revenue increase includes a $1.15 million decrease in fees for professional services and a $2.38 million increase in software sales. Our selling, general and administrative expenses increased $130,000, or 7.4%, in 2019. Our commissions expense decreased $207,000, or 45.1%, in 2019.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Cash and cash equivalents decreased $925,000, due mostly to the decrease in professional fees revenue in 2019 and decreasing the balances of commissions payable. We were able to operate throughout 2019 without borrowing against our line of credit.

The nature of our business is a mixture of fees earned for specialized professional information technology services and sales of third-party software. Our profit margins on our professional fees materially exceed our margins on software sales. While our overall revenue increased in 2019, this was solely attributed to our  software sales revenue, as our professional fee revenue declined. We require a certain level of professional fee revenue to generate enough profit margin to cover our general and administrative expenses.

With regard to professional fees, in 2019, the U. S. Small Business Administration, or SBA, awarded two contracts to teams in which IAI is a subcontractor that potentially may have a material impact on our business. The revenue for IAI under these contracts could exceed $5 million per year for seven years. Unfortunately, in both cases, the incumbent contractors protested and both awards have been delayed. IAI’s teams have survived the initial protests, but there is a follow-on protest on the larger of the two contracts, and the timing of the commencement of the other is uncertain. IAI feels confident that the protests will be resolved in favor of IAI’s teams, and that the work will eventually commence. The delays, however, are the principal cause behind our operating losses.  In the absence of new professional fee engagements or the commencement of the SBA contracts, we will continue to sustain losses.

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisition or merger with other companies. In 2019 IAI evaluated several merger and acquisition opportunities that could expand our company offerings. Although these particular opportunities did not result in any transactions, IAI is more aggressively pursuing its search to find potential merger or acquisition opportunities.

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years ended December 31,
	2019	2018
Revenues
Professional fees	31.9%	49.2%
Software sales	68.1%	50.8%
Total revenues	100.0%	100.0%
Cost of revenues
Cost of professional fees	19.5%	26.6%
Cost of software sales	66.7%	49.4%
Total cost of revenues	86.2%	76.0%
Gross profit	13.8%	24.0%
Operating expenses
Selling, general and administrative expenses	18.5%	19.5%
Commissions expense	2.5%	5.2%
Loss from operations	(7.2% )	(0.7% )
Other income	0.1%	0.1%
Loss before provision for income taxes	(7.1% )	(0.6% )
Provision for income taxes	0.0%	0.0%
Net loss	(7.1% )	(0.6% )

2019 Compared to 2018

Revenue. Total revenue for 2019 increased $1.23 million, or 13.8%, to $10.16 million from $8.93 million in 2018. Revenue from professional services fees decreased $1.15 million or 26.1%, to $3.24 million in 2019 from $4.39 million in 2018. Revenue from professional fees decreased due primarily to the completion or expiration of certain contracts during or since 2018, our inability to secure additional professional fee revenue, and variations in the levels of activity on several other continuing contracts. Revenue from software sales increased $2.38 million, or 52.4%, to $6.92 million in 2019 from $4.54 million in 2018. The increase in our software revenue in 2019 versus the same period in 2018 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand. Revenue from software sales comprised 68.1% of total sales in 2019, compared to 50.8% of total sales in 2018.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Gross Profit. Gross profit decreased $743,000, or 34.7%, in 2019 versus 2018. Gross profit on professional fees revenue is substantially higher than gross profit on software sales, as gross profit on software sales is more dependent on the costs from third-party suppliers, and revenue is generally based on increasingly-competitive bidding in which identical products are offered by all bidders at very low profit margins. Overall gross profit as a percentage of revenue decreased to 13.8% of revenue in 2019 from 24.0% of revenue in 2018. Gross profit from professional fees for 2019 was $1.26 million, or 38.9% of professional fees revenue, while gross profit for 2018 from professional fees was $2.01 million, or 45.8% of professional fees revenue. Gross profit from professional fees decreased primarily due to the reduction of professional fees revenue. Where there are highly specialized skill sets needed on contracts, reductions in activity can have a material effect on our margins, since we must carry the cost of the personnel with those skill sets even when their hours are not fully billable or billable at all. For software sales, gross profit percentage decreased to 2.0% in 2019 from 2.9% in 2018. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Selling, General and Administrative. Selling, general and administrative expense for 2019 increased $130,000 to $1.88 million, or 18.5% of revenue, from $1.75 million, or 19.5% of revenue, in 2018. These increases are the costs of exploring avenues of growth, including merger and acquisition opportunities, for which we spent $58,000 more in 2019 than in 2018, coupled with increases in the costs of non-billable labor and the fringe benefits associated with that labor, partially due to carrying salaried employees during the government shutdown in the early part of 2019. Additionally, in anticipation of the commencement of services on a subcontract award under a prime contract award that has been protested, we have hired and carried employees whose labor hours are currently only partially billable. Some of the costs associated with these employees are included in our administrative costs as overhead.

Commission Expense. Commission expense in 2019 was $253,000, or 2.5% of revenue, versus $460,000, or 5.1%, in 2018. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The expiration of some higher-margin contracts contributed significantly to the decline in commissions earned.

Net loss. Net loss for 2019 was $717,000, or 7.1% of revenues, versus $51,000, or 0.6% of revenue, for the same period in 2018. We expect to continue to incur quarterly operating losses until we increase our professional fees revenue.

We have reported losses in each of the last seven first calendar quarters. In 2020, that trend has continued. We have experienced prolonged protests against awards of prime contracts under which we bid as subcontractors, the uncertainty of which has led to extra costs of carrying personnel in anticipation of the commencement of services. In the first quarter of 2020 we introduced both temporary and permanent measures to reduce administrative expenses until we can increase our revenue from professional fees to levels needed to sustain profitability. These measures included reductions in salaries among officers and other administrative personnel, the reduction or elimination of non-billable hours among hourly employees and independent consultants, reductions in the rate at which we have been paying off commissions payable balances, reductions in other administrative expenses, a thorough assessment of our fringe benefits policies and insurance contracts, and contingent plans for further reductions should they be needed.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies that the Company adopts as of the specified effective date.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

For a discussion of the accounting standards recently adopted or pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 to the financial statements.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For 2019, net cash used in operating, investing, and finance activities was $925,000, primarily due to our net loss of $717,000 and our reduction of commissions payable by $400,000. Our net cash used, when subtracted from a beginning balance of $1.96 million, yielded cash and cash equivalents of $1.04 million at December 31, 2019.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2020. As of December 31, 2019, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2019. At December 31, 2019, we failed to maintain minimum tangible net worth under a covenant with our lender.  We have secured a waiver of the violation of the covenant from our lender. We are working with our lender to renew the line of credit prior to its expiration.  A renewal is likely to include modified terms to our credit agreement, including increased frequency of reporting to our lender and new covenants. We do not believe any anticipated changes in terms will have a material effect on our ability to conduct our operations. Failure to agree to terms with our lender on a renewal, however, would leave us unable to borrow working capital after the current line of credit expires, should the need arise. Given the quality of our receivables, in the absence of a bank line of credit, there are alternative methods of financing operational cash flow we will likely be able to utilize, though the terms would certainly be less favorable.

The terms of renewal of the line of credit may be adversely impacted by our projections for 2020, which take into consideration the delay in our ability to commence services on a material subcontract.  The delay is due to the incumbent prime contractor protesting under another authority after losing its initial protest. Without the revenue from this subcontract, or replacement with other significant professional fee contracts, we will continue to sustain losses.

In the late first quarter of 2020 we introduced both temporary and permanent measures to reduce administrative expenses and cash outflows until we can increase our revenue from professional fees to levels needed to sustain profitability and positive cash flow.

Based on our current cash position and operating plan, including the measures we have taken and will take with regard to reducing cash outflows, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Annual Report on Form 10-K.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Effects of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Item 8. Financial Statements and Supplementary Data

Information Analysis Incorporated	2019 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Information Analysis Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Information Analysis Incorporated (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2012.

Tysons, Virginia

March 30, 2020

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,039,442	$1,963,956
Accounts receivable	668,712	652,839
Prepaid expenses and other current assets	500,163	393,533
Total current assets	2,208,317	3,010,328

Property and equipment, net of accumulated depreciation and amortization of $300,258 and $294,424	9,681	7,147
Right-of-use operating lease asset	149,762	-
Other assets	6,281	6,281
Total assets	$2,374,041	$3,023,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$216,227	$25,294
Commissions payable	108,058	508,083
Contract liabilities	464,223	318,552
Accrued payroll and related liabilities	219,350	217,751
Other accrued liabilities	54,257	81,485
Operating lease liability current portion	103,955	-
Total current liabilities	1,166,070	1,151,165

Operating lease liability non-current portion	45,595	-

Total liabilities	1,211,665	1,151,165

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,854,376 and 12,844,376 shares issued, 11,211,760 and 11,201,760 shares outstanding as of December 31, 2019 and 2018	128,543	128,443
Additional paid-in capital	14,682,937	14,676,006
Accumulated deficit	(12,718,893)	(12,001,647)
Treasury stock, 1,642,616 shares at cost at December 31, 2019 and 2018	(930,211)	(930,211)
Total stockholders' equity	1,162,376	1,872,591

Total liabilities and stockholders' equity	$2,374,041	$3,023,756

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE loss

	For the years ended December 31,
	2019	2018
Revenues
Professional fees	$3,243,790	$4,392,311
Software sales	6,921,191	4,541,464
Total revenues	10,164,981	8,933,775

Cost of revenues
Cost of professional fees	1,981,231	2,380,670
Cost of software sales	6,783,771	4,410,267
Total cost of revenues	8,765,002	6,790,937

Gross profit	1,399,979	2,142,838

Selling, general and administrative expenses	1,875,255	1,745,320
Commission expense	252,511	459,863

Loss from operations	(727,787)	(62,345)

Other income	10,541	11,311

Loss before provision for income taxes	(717,246)	(51,034)

Provision for income taxes	-	-

Net loss	$(717,246)	$(51,034)

Comprehensive loss	$(717,246)	$(51,034)

Net loss per commion share - basic	$(0.06)	$-

Net loss per commion share - diluted	$(0.06)	$-

Weighted average common shares outstanding
Basic	11,208,308	11,201,760
Diluted	11,208,308	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2017	12,844,376	$128,443	$14,646,406	$(11,950,613)	$(930,211)	$1,894,025

Net loss				(51,034)		(51,034)

Stock option compensation			29,600			29,600

Balances, December 31, 2018	12,844,376	128,443	14,676,006	(12,001,647)	(930,211)	1,872,591

Net loss				(717,246)		(717,246)

Stock option compensation			6,031			6,031

Issuance of stock from exercise of options	10,000	100	900			1,000

Balances, December 31, 2019	12,854,376	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(717,246)	$(51,034)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,834	9,757
Stock-based compensation	6,031	29,600
Bad debt expense	90	-
Changes in operating assets and liabilities
Accounts receivable	(15,963)	(37,125)
Prepaid expenses and other current assets	(115,383)	(24,907)
Accounts payable	190,933	(22,364)
Accrued payroll and related liabilities, and other accrued liabilities	(17,088)	(387,833)
Contract liabilties	145,671	(68,450)
Commissions payable	(400,025)	(204,746)
Franchise taxes payable	-	(6,400)
Net cash used in operating activities	(917,146)	(763,502)

Cash flows from investing activities
Acquisition of property and equipment	(8,368)	(5,771)
Payments received on notes receivable	-	1,719
Net cash used in investing activities	(8,368)	(4,052)

Cash flows from financing activities
Issuance of stock from exercise of options	1,000	-
Net cash provided by financing activities	1,000	-

Net decrease in cash and cash equivalents	(924,514)	(767,554)

Cash and cash equivalents, beginning of the year	1,963,956	2,731,510

Cash and cash equivalents, end of the year	$1,039,442	$1,963,956

Supplemental cash flow Information
Interest paid	$-	$-

Franchise taxes paid	$-	$7,200

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) effective January 1, 2018, by applying the modified retrospective transition method to all of the Company’s contracts. See Note 2 for a detailed description of revenue recognition under ASC 606.

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. No allowance for doubtful accounts has been recorded at December 31, 2019 and 2018. Prompt payment discounts in effect at December 31, 2018, that were offered and expected to be taken by customers, are reflected as a reduction in the Company’s accounts receivable at December 31, 2018. No such discounts were offered at December 31, 2019.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation

At December 31, 2019, the Company had the stock-based compensation plans described in Note 10 below. Total compensation expense related to these plans was $6,031 and $29,600 for the years ended December 31, 2019 and 2018, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

Loss Per Share

The Company’s loss per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 11 for more details.

Concentration of Credit Risk

During the year ended December 31, 2019, the Company’s prime contracts with U.S. government agencies represented 76.8% of revenue, subcontracts under federal procurements represented 23.0% of revenue, and 0.2% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one individual contract represented 19.0% of revenue. One subcontract under a federal procurement represented 17.2% of revenue.

In the year ended December 31, 2018, the Company’s prime contracts with U.S. government agencies represented 68.8% of revenue, subcontracts under federal procurements represented 26.5% of revenue, 4.7% of revenue came from commercial contracts, and less than 0.05% of revenue came from state and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, two individual contracts represented 20.5% and 12.4% of revenue, respectively. One subcontract under a federal procurement represented 22.1% of revenue.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

The Company sold third-party software and maintenance contracts under agreements with one major supplier in 2019 and 2018, accounting for 67.1% and 50.0% of total revenue, respectively.

At December 31, 2019, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 13.0% and 10.7% of the Company’s outstanding accounts receivable, respectively, and receivables from one subcontract under a federal procurement that represented 43.2% of the Company’s outstanding accounts receivable.

At December 31, 2018, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 16.6% and 16.3% of the Company’s outstanding accounts receivable, respectively, and receivables from one subcontract under a federal procurement that represented 44.3% of the Company’s outstanding accounts receivable.

Related Party Transactions

The Company’s Director of Human Resources is the spouse of the Senior Vice President and Chief Operating Officer of the Company. During the years ended December 31, 2019 and 2018, the Director of Human Resources received wages and paid leave distributions totaling $131,552 and $148,932, respectively, as an employee of the Company.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes,” that removes certain exceptions to the general principles in Topic 740 and simplifies the application of areas of Topic 740 by clarifying and amending existing guidance. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have a material effect on the Company’s financial statements or cash flows.

Recently Adopted Accounting Pronouncements

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

The Company adopted Topic 842 on January 1, 2019, and elected the optional transition method to initially apply the standard at the January 1, 2019, adoption date. As a result, the Company applied the new lease standard prospectively to its leases existing or commencing on or after January 1, 2019. Comparative periods presented were not restated upon adoption. Similarly, new disclosures under the standard were made for periods beginning January 1, 2019, and not for prior comparative periods. Prior periods will continue to be reported under guidance in effect prior to January 1, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed the Company to not reassess contracts to determine if they contain leases, lease classification and initial direct costs. The standard did not impact the Company’s statements of operations and had no impact on its cash flows.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

The Company has an operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets, other current liabilities, and operating lease liabilities in the Company’s balance sheet as of December 31, 2019. As of December 31, 2019, the Company does not have any sales-type or direct financing leases.

The Company’s operating lease asset represents its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreement includes rental payments escalating annually for inflation at a fixed rate. These payments are included in the initial measurement of the operating lease liability and operating lease asset. The Company does not have any rental payments which are based on a change in an index or a rate that can be considered variable lease payments, which would be expensed as incurred.

The Company has lease agreements which may contain lease and non-lease components, which are accounted for as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. The Company does not recognize lease liabilities and operating lease assets for leases with a term of 12 months or less. It recognizes these lease payments on a straight-line basis over the lease term.

Upon adoption of Topic 842 on January 1, 2019, the Company recorded a right-of-use operating lease asset of $242,696 and lease liabilities of $244,877.

The Company’s lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet
Classification	December 31, 2019

Assets:
Right-to-use operating lease asset	$149,762

Liabilities:
Operating lease liability - current	$103,955
Operating lease liability - non-current	45,595
Total lease liabilities	$149,550

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s balance sheet.

December 31, 2019

2020	$110,086
2021	46,433
Total lease payments	156,519
Less: discount	(6,969)
Present value of lease liabilities	$149,550

As of December 31, 2019, the Company’s operating lease had a weighted average lease term of approximately 1.5 years. The discount rate of the lease is equal to IAI’s incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the year ended December 31, 2019, the Company incurred $104,487 of expense related to its operating leases. Rent expense for the year ended December 31, 2018 was $104,487. For the year ended December 31, 2019, there were no short-term leases with a term less than 12 months.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

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

Disaggregation of Revenue from Contracts with Customers

Contract	Year ended 12/31/2019		Year ended 12/31/2018
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$2,446,439	24.1%	$3,010,891	33.7%

Services Fixed Price	434,058	4.3%	1,103,828	12.4%

Services Combination	231,122	2.3%	207,942	2.3%

Services Fixed Price per Unit	132,171	1.3%	69,650	0.8%

Third-Party Software	6,233,703	61.3%	3,897,421	43.6%

Software Support & Maintenance	660,926	6.5%	589,975	6.6%

Incentive Payments	26,562	0.2%	54,068	0.6%

Total Revenue	$10,164,981		$8,933,775

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. No allowance for doubtful accounts was deemed necessary at December 31, 2019 and 2018.

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. There were no contract assets balances at December 31, 2019 and 2018, respectively.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $464,223 and $318,552 at December 31, 2019 and 2018, respectively.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were $0 and $3,480 of such assets at December 31, 2019 and 2018, respectively. These costs are amortized ratably over the periods of the contracts to which those costs apply.

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

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $453,607 and $294,115 at December 31, 2019 and 2018, respectively.

3.           Receivables

Accounts receivable at December 31, 2019 and 2018, consist of the following:

	2019	2018
Billed federal government	$668,712	$612,679
Billed commercial and other	-	40,160
Accounts receivable	$668,712	$652,839

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

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

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3
December 31, 2019
Money market funds	$940,773	$-	$-
Total	$940,773	$-	$-

December 31, 2018
Money market funds	$1,706,376	$-	$-
Total	$1,706,376	$-	$-

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

5.           Property and Equipment

A summary of property and equipment at December 31, 2019 and 2018, consist of the following:

	2019	2018
Furniture and equipment	$75,747	$75,747
Computer equipment and software	227,378	219,010
Leasehold improvements	6,814	6,814
Subtotal	309,939	301,571
Less: accumulated depreciation and amortization	(300,258)	(294,424)
Total	$9,681	$7,147

Depreciation and amortization expense for the years ended December 31, 2019 and 2018, was $5,834 and $9,757, respectively.

6.           Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1,000,000. The credit agreement includes an interest rate indexed to 3.00% above the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate. The line of credit will expire on May 31, 2020. The total amount allowed to be drawn against the line is limited by varying percentages of the Company’s eligible accounts receivable. At December 31, 2019, the limit would have been approximately $446,000. The bank is granted a security interest in all of the Company’s assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2019 was 4.76%.

The bank has a first priority security interest in the Company’s receivables and a direct assignment of its U.S. federal government contracts. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank. At December 31, 2019, the Company failed to maintain the required minimum tangible net worth under a covenant with its lender. The Company has secured a waiver of the violation of the covenant from its lender. The Company is working with its lender to renew the line of credit prior to its expiration.  A renewal is likely to include modified terms to the credit agreement, including increased frequency of reporting to its lender and new covenants. Failure to agree to terms with the lender on a renewal, however, will leave the Company unable to borrow working capital after the line of credit expires, should the need arise.

There was no outstanding balance on the line of credit at December 31, 2019 or 2018.

7.           Commitments and Contingencies

Operating Leases

The Company leases its facility under a long-term operating lease agreement through May 2021. Rent expense was $104,487 and $104,487 for the years ended December 31, 2019 and 2018, respectively.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

The future minimum rental payments to be made under long-term operating leases are as follows:

Year ending December 31,:	2020	$110,086
	2021	46,433
Total minimum rent payments		$156,519

The above minimum lease payments reflect the base rent under the lease agreements. However, these base rents can be adjusted each year to reflect the Company’s proportionate share of increases in the building’s operating costs and the Company’s proportionate share of real estate tax increases on the leased property.

8.           Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at

December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets (liabilities)
Net operating loss carryforwards	$916,200	$1,934,300
Accrued commissions	9,000	102,600
Accrued vacation	21,200	24,500
Fixed assets	(23,500)	(24,100)
Other	3,700	6,400
Subtotal	926,600	2,043,700
Valuation allowance	(926,600)	(2,043,700)
Total	$-	$-

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2019	2018
Loss before taxes	$(717,246)	$(51,034)
Income tax benefit on above amount at federal statutory rate	$(150,600)	$(10,700)
State income tax benefit, net of federal benefit	(35,900)	(2,600)
Permanent differences	2,900	8,600
Other	(1,300)	(1,900)
NOL Expirations	1,302,000	2,015,100
Change in valuation allowance	(1,117,100)	(2,008,500)
Provision for income taxes	$-	$-

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2019 and 2018 consists of the following:

December 31,
Current income taxes	2019	2018
Federal	$-	$-
State	-	-
Benefit from utilization of net operating losses	-	-
Subtotal	-	-
Deferred taxes	-	-
Provision for income taxes	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $3.5 million, of which $2.2 million will expire, if unused, between the years 2020 and 2036.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2019 and 2018, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company for 2016, 2017, and 2018 are subject to examination by income taxing authorities, generally for three years after each was filed.

9.           Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement, which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2019 and 2018, the Company matched 25% of the first 6% of the participants’ elective deferrals. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2019 or 2018. Expenses for matching contributions for the years ended December 31, 2019 and 2018 were $32,162 and $30,599, respectively.

10.         Stock Options and Warrants

The Company has two stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. The fair values of option awards granted in 2019 and 2018 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2019	2018
Risk-free interest rate	2.31%	2.65%	-	2.92%
Dividend yield	0%		0%
Expected term (in years)	5		5
Expected volatility	57.90%	49.0%	-	55.1%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provided for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At December 31, 2019 and 2018, there were 371,000 and 373,000 options, respectively, issued under the 2016 Plan, of which 347,500 and 224,500 were exercisable, respectively.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 978,000 and 1,003,500 unexpired exercisable options remaining from the 2006 Plan at December 31, 2019 and 2018, respectively.

The status of the options issued under the foregoing option plans as of December 31, 2019, and changes during the year ended December 31, 2019, was as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive options	Shares	per share	contractual term	value
Outstanding at December 31, 2018	1,376,500	$0.23
Options granted	3,000	0.21
Options exercised	(10,000)	0.10
Options expired	(15,500)	0.10
Options forfeited	(5,000)	0.46
Outstanding at December 31, 2019	1,349,000	$0.23	3 years, 11 months	$-
Exercisable at December 31, 2019	1,325,500	$0.23	3 years, 10 months	$-

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

Nonvested stock option awards as of December 31, 2019, and changes during the year ended December 31, 2019, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2019	148,500	$0.20
Granted	3,000	0.11
Vested	(123,000)	0.20
Forfeited	(5,000)	0.21
Nonvested at December 31, 2019	23,500	$0.17

As of December 31, 2019, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $781, which is expected to be recognized over a weighted average period of 3 months.

11.         Loss Per Share

Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 67,312 shares and 452,724 from stock options were excluded from diluted shares for the year ended December 31, 2019 and 2018, respectively.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

			Per share
	Net loss	Shares	amount
Basic net loss per common share for the year ended December 31, 2019:
Loss available to common shareholders	$(717,246)	11,208,308	$(0.06)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the year ended December 31, 2019:	$(717,246)	11,208,308	$(0.06)

Basic net loss per common share for the year ended December 31, 2018:
Loss available to common shareholders	$(51,034)	11,201,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the year ended December 31, 2018:	$(51,034)	11,201,760	$-

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Information Analysis Incorporated

NOTES TO FINANCIAL STATEMENTS

12.         Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2019 and 2018:

	2019	2018
Deferred costs of software sales	$453,607	$294,115
Other	25,708	37,609
Prepaid insurance	20,791	15,499
Credit with software supplier	57	37,557
Prepaid rent	-	8,753
Total	$500,163	$393,533

The following table summarizes the Company’s other current liabilities as of December 31, 2019 and 2018:

	2019	2018
Accrued accounting and auditing expense	$47,000	$48,750
Other	7,257	19,235
Accrued costs of software sales	-	13,500
Total	$54,257	$81,485

13.           Subsequent Events

The outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States. The COVID-19 outbreak has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental regulations, and “work from home” directives, and there are many unknowns. Notable potential effects on the Company include U.S. government procurements may be delayed or cancelled, work on existing contracts that require personal interactions may be suspended, payment processing for customer invoices may be delayed, employees and customers may become infected, and sales meetings may not be able to take place. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows is uncertain.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the name, age (as of March 30, 2020) and position of each of our directors.

Name of director	Age	Director since	Position with the Company
Mark T. Krial	62	2016	Director
Charles A. May, Jr.	82	1997	Director
William H. Pickle	70	2015	Director
Sandor Rosenberg	73	1979	Chairman of the Board, Chief Executive Officer and President
Bonnie K. Wachtel	64	1992	Director
James D. Wester	81	1985	Director

Mark T. Krial, 62, has been serving as president of Marathon TS, Inc., an information technology and professional services company which serves the federal government and commercial markets, since 2009. Prior to that, he served as president of Cornell Technical Services, an information technology firm, for 15 years. He holds a B.S. degree from Oklahoma A&M State University.

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

Charles A. May, Jr., 82, has been serving as a national security and strategic business planning consultant for several years. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters US Air Force, Washington, D.C. He is a graduate of the U.S. Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College, has a Master’s degree in International Relations from Columbia University, and has completed the course work toward a Ph.D., and has completed the University of Pittsburgh’s Management Program for Executives.

General May brings a world of experience relating to strategic planning, the government as a customer, assessment of trends in national security, accountability, and stability to our Board.

William H. Pickle, 70, is a government affairs/business development consultant with over 30 years of experience at senior levels within the federal government.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

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

Sandor Rosenberg, 73, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since 1979, and President since 1998. Mr. Rosenberg holds a B.S. degree in Aerospace Engineering from Rensselaer Polytechnic Institute, and has done graduate studies in Operations Research at George Washington University.

Mr. Rosenberg is IAI’s largest shareholder. He has been guiding IAI through three decades. Mr. Rosenberg has been involved in developing our core competencies.

Bonnie K. Wachtel, 64, is a principal of Wachtel & Co., Inc., a boutique investment firm based in Washington, D.C. Ms. Wachtel has been a director of several local companies since joining her firm in 1984, and currently serves on the Board of VSE Corporation, a provider of engineering services to federal government clients, and ExOne Co., a global provider of 3D printing machines, products, and services to industrial clients. Industry experience includes ten years (2006-2016) on the Hearing Panel for Nasdaq Listing Qualifications. Ms Wachtel holds B.A. and M.B.A. degrees from the University of Chicago and a J.D. from the University of Virginia. She is a Certified Financial Analyst.

Ms. Wachtel is a trusted resource with regard to business strategy, public markets, merger and acquisition opportunities, corporate governance, regulatory compliance, and risk management. Given her background and occupation, she is qualified to be the audit committee’s financial expert.

James D. Wester, 81, retired, was president of Results, Inc., a computer services marketing consulting firm, for more than 15 years. Mr. Wester holds a B.M.E. degree from Auburn University and an M.B.A. from George Washington University.

Mr. Wester has a wealth of experience and knowledge as an entrepreneur and as a successful businessman.

Executive Officers

The following table sets forth the name, age (as of March 29, 2019) and position of each of our executive officers.

Name of executive officer	Age	Position with the Company
Sandor Rosenberg	73	Chairman of the Board, Chief Executive Officer and President
Richard S. DeRose	81	Executive Vice President and Chief Financial Officer
Stanley A. Reese	63	Chief Operating Officer

Sandor Rosenberg, 73, is described with our director above.

Richard S. DeRose, 81, has been Executive Vice President since 1991. Prior to that, he served as the President and CEO of DHD Services, Inc., a company he founded, from 1979 until DHD’s acquisition by the Company in 1991. Prior to DHD, Mr. DeRose held several management positions in the information technology and telecommunications industries at RCA, Burroughs, and MCI. Mr. DeRose holds a B.S. degree in Science from the US Naval Academy and an M.S. degree in Computer Systems Management from the US Naval Postgraduate School, Monterey.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Stanley A. Reese, 63, joined the Company in 1993. Mr. Reese has been Senior Vice President since 1997 and Chief Operating Officer since March 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 35 years of experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a B.A. in History from George Mason University.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no officers, Directors and 10% beneficial owners who failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act during our 2019 fiscal year.

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

Procedures for Stockholder Nominations to the Board of Directors

There were no material changes to the procedures for nominating directors by our stockholders made in the year ended December 31, 2019.

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

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Item 11. Executive Compensation

The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2019 (collectively “Named Executive Officers”):

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option awards[1] ($) (f)	All other Compensation[2] ($) (i)	Total ($) (j)
Sandor Rosenberg	2019	142,000	--	--	15,335	157,335
Chairman of the Board and Chief Executive Officer	2018	142,000	--	--	31,802	173,802
Richard S. DeRose	2019	70,000	--	--	8,921	78,921
Executive Vice President and Chief Financial Officer	2018	70,000	--	--	10,344	80,344
Stanley A. Reese	2019	154,000	--	--	9,662	163,662
Chief Operating Officer	2018	153,585	10,000	21,000	27,756	212,341

1Assumptions used to determine the fair value of option awards can be found in Note 10 to our financial statements.

2References to All Other Compensation include employer matching contributions to each individual’s 401(k) defined contribution account under our company-wide 401(k) Pension and Profit Sharing Plan, routine payouts of excess vacation accruals, and employer payments for long-term care insurance under an executive carve-out.

The following table sets forth the outstanding equity awards for the named executive officers of the Company as of December 31, 2019:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)
Richard S. DeRose	20,000		0.17	01/28/2020
Richard S. DeRose	50,000		0.20	11/01/2020
Richard S. DeRose	50,000		0.35	07/17/2022
Richard S. DeRose	25,000		0.16	02/12/2023
Richard S. DeRose	50,000		0.145	10/07/2023
Richard S. DeRose	25,000		0.25	04/11/2026
Richard S. DeRose	90,000		0.30	04/11/2026
Stanley A. Reese	20,000		0.17	01/28/2020
Stanley A. Reese	50,000		0.15	03/20/2022
Stanley A. Reese	100,000		0.35	07/17/2022
Stanley A. Reese	100,000		0.16	02/12/2023
Stanley A. Reese	50,000		0.145	10/07/2023
Stanley A. Reese	25,000		0.25	04/11/2026
Stanley A. Reese	100,000		0.47	02/22/2028

Each Named Executive Officer is a salaried employee, without any guaranteed incentives. Bonuses and stock option awards are at the discretion of the Compensation Committee of the Board of Directors. Executive officers are eligible to participate in the Information Analysis Incorporated 401(k) Pension and Profit Sharing Plan under the same terms and matching percentages as other salaried employees. Vacation accruals in excess of defined limits are automatically paid out to all salaried employees annually, and may be paid other times upon request. Executive officers receive a perquisite benefit of no-cash-value long-term care insurance paid by the Company.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Effective March 1, 2020, each Named Executive Officer’s salaried compensation was temporarily reduced by $40,000 per annum. This is expected to remain in effect until we either begin working under two contracts recently re-awarded after protracted protests against the awards of large prime contracts under each of which we are a key subcontractor, or until we have increased our revenue from professional fees to levels needed to sustain profitability and positive cash flow.

The Company has no outstanding stock awards to any executive officer.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On June 18, 1997, the Company agreed in writing to provide to Richard S. DeRose, Executive Vice President, Chief Financial Officer, and Secretary, twelve months’ severance pay of his full-time base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. DeRose’s termination, substantial reduction of duties, or requirement to be based at a location outside of a 30-mile radius of Fairfax, Virginia, he will receive a twelve month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion. Had the event of termination or change-in-control occurred on December 31, 2019, Mr. DeRose’s compensation under the agreement would have been $130,000.

Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2019, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2019.

Compensation of Directors

The Company pays each non-employee director an annual fee of $2,000 to serve on the Board, payable quarterly. Options to purchase shares of common stock may be issued in addition to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following Table describes all compensation for each director for the year ended December 31, 2019.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mark T. Krial[1]	2,000	-	-	-	-	-	2,000
Charles A. May, Jr.[2]	2,000	-	-	-	-	-	2,000
William H. Pickle[3]	2,000	-	-	-	-	-	2,000
Bonnie K. Wachtel[2]	2,000	-	-	-	-	-	2,000
James D. Wester[2]	2,000	-	-	-	-	-	2,000

1Has option awards for an aggregate amount of 10,000 shares outstanding at December 31, 2019.

2Has option awards for an aggregate amount of 30,000 shares outstanding at December 31, 2019.

3Has option awards for an aggregate amount of 20,000 shares outstanding at December 31, 2019.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants, as of March 15, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders[1,2]	1,349,000	$0.23	629,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,349,000	$0.23	629,000

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock held as of March 15, 2020, by each person who is known by us based on Schedule 13G, Schedule 13D, and Section 16(a) filings to beneficially own more than 5% of the outstanding shares of our common stock, and as of March 15, 2020, by each current director and; (2) each of the named executive officers listed in the Summary Compensation Table included in Part III Item 10 above; and (3) by all current directors and executive officers as a group:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
TITLE OF CLASS: INFORMATION ANALYSIS INCORPORATED COMMON STOCK
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class
Joseph P. Daly 497 Circle Freeway Cincinnati, OH 45246	1,670,500	14.9
Traditions LP 924 Ridge Drive McLean, VA 22101	1,000,000	8.9
Estate of Barry T. Brooks(2) 3843 Jamestown Road Springfield, OH 45502	735,043	6.6

Information Analysis Incorporated	2019 Annual Report on Form 10-K

SECURITY OWNERSHIP OF MANAGEMENT
TITLE OF CLASS: INFORMATION ANALYSIS INCORPORATED COMMON STOCK
Name of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent Of Class
Sandor Rosenberg, Chairman, CEO, and Director	1,832,800		16.4
Richard S. DeRose, Executive Vice President	505,345	(4)	4.4
Stanley A. Reese, Senior Vice President	425,000	(5)	3.7
Mark T. Krial, Director	10,000	(6)	*
Charles A. May, Jr., Director	65,000	(7)	*
William H. Pickle, Director	20,000	(8)	*
Bonnie K. Wachtel, Director	243,800	(7)	2.2
James D. Wester, Director	169,947	(7)	1.5

All directors and executive officers as a group	3,271,892	(9)	27.2

(1)	All shares beneficially owned are held outright by the individuals listed, except for 1,220,500 shares of common stock owned by EssigPR Inc. that are reported under Joseph P. Daly.
(2)	Current ownership status of the shares of Barry T. Brooks is unknown following his death in 2014. There has been no subsequent Schedule 13G or 13D reporting.
(3)	The address of all beneficial holders who are directors or management is in care of the Company.
(4)	Includes 290,000 shares issuable upon the exercise of options to purchase common stock.
(5)	Includes 425,000 shares issuable upon the exercise of options to purchase common stock.
(6)	Includes 10,000 shares issuable upon the exercise of options to purchase common stock.
(7)	Includes 25,000 shares issuable upon the exercise of options to purchase common stock.
(8)	Includes 20,000 shares issuable upon the exercise of options to purchase common stock.
(9)	Includes 820,000 shares issuable upon the exercise of options to purchase common stock.
*	Less than 1% ownership of class.

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

For the year ended December 31, 2019, the Company determined that it had not engaged in related party transactions subject to reporting herein.

Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the NASDAQ Stock Market:

Mark T. Krial

Charles A. May, Jr.

William H. Pickle

Bonnie K. Wachtel

James D. Wester

There are no family relationships between any directors or executive officers of the Company.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audits of the Company's annual financial statements for the years ended December 31, 2019 and 2018, respectively, and fees billed for other services rendered by our principal accountants during those periods.

Fee Category	2019 Fees	2018 Fees
Audit Fees	$92,284	$92,598
Audit-Related Fees	--	--
Tax Fees	--	4,955
All Other Fees	--	--
Total Fees and Services	$92,284	$97,553

The Audit Committee directly engages the Independent Registered Public Accountants as it relates to the audit of the Company’s fiscal year and the reviews of its fiscal quarters and the associated fees. In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees, that are to be performed by CohnReznick LLP, our independent registered public accounting firm, subject to the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee's pre-approval of non-audit services involves consideration of the impact of providing such services on CohnReznick LLP's independence. All 2019 and 2018 non-audit services were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1997 and filed on March 31, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1997 and filed on March 31, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now VOYA).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.4	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.5	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.6	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006
10.7	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.8	Information Analysis Incorporated 2016 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 11, 2016
10.9	Sixth Modification of Lease, dated December 9, 2016, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2016, and filed on March 31, 2017

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Exhibit No.	Description	Location
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2017, and filed on August 14, 2017
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Information Analysis Incorporated	2019 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED (Registrant)

By: /s/ Sandor Rosenberg Sandor Rosenberg, President March 30, 2020

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

Signature		Title	Date

By	/s/ Sandor Rosenberg	Chairman of the Board, Chief	March 30, 2020
	Sandor Rosenberg	Executive Officer and President

By	/s/ Mark T. Krial	Director	March 30, 2020
Mark T. Krial

By	/s/ Charles A. May, Jr.	Director	March 30, 2020
Charles A. May

By	/s/ William Pickle	Director	March 30, 2020
William Pickle

By	/s/ Bonnie K. Wachtel	Director	March 30, 2020
Bonnie K. Wachtel

By	/s/ James D. Wester	Director	March 30, 2020
James D. Wester

By	/s/ Richard S. DeRose	Chief Financial Officer,	March 30, 2020
	Richard S. DeRose	Secretary and Treasurer

By	/s/ Matthew T. Sands	Controller	March 30, 2020
Matthew T. Sands