Form 10-Q
period 2020-03-31
INFORMATION ANALYSIS INC
filed 2020-05-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated

(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,211,760 shares of common stock, par value $0.01 per share, as of May 14, 2020.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Form 10-Q First Quarter 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$751,046	$1,039,442
Accounts receivable	594,925	668,712
Prepaid expenses and other current assets	291,464	500,163
Total current assets	1,637,435	2,208,317

Right-of-use operating lease asset	125,698	149,762
Property and equipment, net of accumulated depreciation and amortization of $301,506 and $300,258	8,433	9,681
Other assets	6,281	6,281
Total assets	$1,777,847	$2,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$24,348	$216,227
Contract liabilities	270,791	464,223
Accrued payroll and related liabilities	215,084	219,350
Operating lease liability - current	106,197	103,955
Commissions payable	98,280	108,058
Other accrued liabilities	8,297	54,257
Total current liabilities	722,997	1,166,070

Operating lease liability - non-current	18,363	45,595

Total liabilities	741,360	1,211,665

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,854,376 shares issued, 11,211,760 shares outstanding as of March 31, 2020, and December 31, 2019	128,543	128,543
Additional paid-in capital	14,683,387	14,682,937
Accumulated deficit	(12,845,232)	(12,718,893)
Treasury stock, 1,642,616 shares at cost at March 31, 2020, and December 31, 2019	(930,211)	(930,211)
Total stockholders' equity	1,036,487	1,162,376

Total liabilities and stockholders' equity	$1,777,847	$2,374,041

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Revenues
Professional fees	$844,403	$762,118
Software sales	1,217,353	416,705
Total revenues	2,061,756	1,178,823

Cost of revenues
Cost of professional fees	579,631	446,868
Cost of software sales	1,203,298	409,116
Total cost of revenues	1,782,929	855,984

Gross profit	278,827	322,839

Selling, general and administrative expenses	340,813	485,452
Commissions expense	65,621	30,946

Loss from operations	(127,607)	(193,559)

Other income	1,268	2,706

Loss before provision for income taxes	(126,339)	(190,853)

Provision for income taxes	-	-

Net loss	$(126,339)	$(190,853)

Comprehensive loss	$(126,339)	$(190,853)

Net loss per commion share - basic	$(0.01)	$(0.02)

Net loss per commion share - diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic	11,211,760	11,201,760
Diluted	11,211,760	11,201,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(126,339)	$(190,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,248	1,366
Stock option compensation	450	4,454
Changes in operating assets and liabilities:
Accounts receivable and contract assets	73,787	(105,655)
Prepaid expenses and other current assets	208,699	180,851
Accounts payable	(191,879)	234,757
Contract liabilities	(193,432)	(137,828)
Accrued payroll and related liabilities and other accrued liabilities	(51,152)	(15,239)
Commissions payable	(9,778)	(132,609)
Net cash used in operating activities	(288,396)	(160,756)

Net decrease in cash and cash equivalents	(288,396)	(160,756)

Cash and cash equivalents, beginning of the period	1,039,442	1,963,956

Cash and cash equivalents, end of the period	$751,046	$1,803,200

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2020:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2019	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net loss			(126,339)		(126,339)
Stock option compensation		450			450
Balances at March 31, 2020	$128,543	$14,683,387	$(12,845,232)	$(930,211)	$1,036,487

	For the three months ended March 31, 2019:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2018	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591
Net loss			(190,853)		(190,853)
Stock option compensation		4,454			4,454
Balances at March 31, 2019	$128,443	$14,680,460	$(12,192,500)	$(930,211)	$1,686,192

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First Quarter 2020

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Business

Founded in 1979, Information Analysis Incorporated, which we refer to as the “Company”, “we”, or “IAI”, is in the business of modernizing client information systems, performing professional information technology (IT) services, and developing and maintaining IT systems for government and commercial organizations. IAI’s core competencies lie in legacy system (COBOL) migration and modernization, including developing user-friendly interfaces for complex legacy environments, database conversion and migration, development of electronic fillable forms (e-Forms), including smart forms, Section 508 compliant forms, and web-based and mobile device forms solutions, full life cycle Oracle development, and custom software development. The Company also engages in sales of third-party software for electronic forms development and management, legacy systems modernization, and robotics process automation. IAI’s ultimate customers include federal and state government agencies as well as private sector organizations throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2020 (the “Annual Report”), as amended. The accompanying December 31, 2019, balance sheet was derived from the audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2020, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that was filed with the SEC on March 30, 2020.

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

Income Taxes

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of March 31, 2020, and December 31, 2019, it has no material uncertain tax positions and no interest or penalties have been accrued. Through the anticipated filing of its 2019 federal income tax return, the Company has net operating loss carryforwards of approximately $3.5 million, of which $0.8 million will expire, if unused, on December 31, 2020.

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

Information Analysis Incorporated	Form 10-Q First Quarter 2020

2.	Revenue from Contracts with Customers

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

Information Analysis Incorporated	Form 10-Q First Quarter 2020

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

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. The Company’s obligations as the seller for each class differ based on its reseller agreements and whether its customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract is material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers is usually recognized on a gross basis at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. If the transaction prices of the performance obligations related to implementing the government administrator’s use of the administrative portal and administrator support for the individual contract are material (rare), these obligations are recognized separately over time, as performed. Revenue for bulk desktop software licenses for non-government customers is usually recognized on a gross basis at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where the Company has no obligation to the customer after the third-party makes delivery of the licenses, the Company has determined it is acting as an agent, and the Company recognizes revenue upon delivery of the licenses only for the net of the selling price and its contract costs.

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

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 03/31/2020		3 Months ended 03/31/2019
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$590,570	28.7%	$596,751	50.6%

Services Fixed Price	123,405	6.0%	119,163	10.1%

Services Combination	82,408	4.0%	32,284	2.7%

Services Fixed Price per Unit	48,020	2.3%	13,920	1.2%

Third-Party Software	1,004,305	48.7%	267,292	22.7%

Software Support & Maintenance	212,568	10.3%	149,289	12.7%

Incentive Payments	480	0.0%	124	0.0%

Total Revenue	$2,061,756		$1,178,823

Information Analysis Incorporated	Form 10-Q First Quarter 2020

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at March 31, 2020, and December 31, 2019.

Contract Assets

Contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. There were no contract assets balances at March 31, 2020, and December 31, 2019.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Contract liabilities balances were $270,791 and $464,223 at March 31, 2020, and December 31, 2019, respectively. $212,568 of revenue was recognized in the three months ended March 31, 2020, that was included in the contract liability balance at the beginning of the period.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at March 31, 2020, and December 31, 2019. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

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

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $246,351 and $453,607 at March 31, 2020, and December 31, 2019, respectively.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

3.	Leases

The Company has an operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s balance sheet as of March 31, 2020, and December 31, 2019. As of March 31 2020, and December 31, 2019, the Company does not have any sales-type or direct financing leases.

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

The Company’s lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet	as of	as of
Classification	March 31, 2020	December 31, 2019

Assets:
Right-to-use operating lease asset	$125,698	$149,762

Liabilities:
Operating lease liability - current	$106,197	$103,955
Operating lease liability - non-current	18,363	45,595
Total lease liabilities	$124,560	$149,550

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s balance sheet at March 31, 2020.

March 31, 2020

Remainder of 2020	$83,038
2021	46,433
Total lease payments	129,471
Less: discount	(4,911)
Present value of lease liabilities	$124,560

As of March 31, 2020, the Company’s operating lease had a weighted average lease term of approximately 1.3 years. The discount rate of the lease is equal to IAI’s incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the three months ended March 31, 2020, the Company incurred $26,122 of expense related to its operating leases. Rent expense for the three months ended March 31, 2019 was $26,122. For the three months ended March 31, 2020, there were no short term leases with a term less than 12 months.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

4.	Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. There were no options granted in the three months ended March 31, 2020 and 2019. Fair values of option awards granted would have been estimated using the Black-Sholes option pricing model.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At March 31, 2020, there were unexpired options for 371,000 shares issued under the 2016 Plan, of which 352,500 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 849,000 unexpired options remaining from the 2006 Plan at March 31, 2020, all of which were exercisable.

The status of the options issued under the foregoing option plans as of March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at January 1, 2020	1,349,000	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(129,000)	0.17
Options forfeited	-	-
Outstanding at March 31, 2020	1,220,000	$0.24	3 years, 11 months	$-
Exercisable at March 31, 2020	1,201,500	$0.24	3 years, 10 months	$-

There were no options granted during the three months ended March 31, 2020 and 2019. There were no options exercised during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $332 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of two months.

Total compensation expense related to these plans was $450 and $4,454 for the three months ended March 31, 2020 and 2019, respectively, none of which related to options awarded to non-employees.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

Nonvested option awards as of March 31, 2020 and changes during the three months ended March 31, 2020 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2020	23,500	$0.17
Granted	-	-
Vested	(5,000)	0.21
Forfeited	-	-
Nonvested at March 31, 2020	18,500	$0.15

5.	Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on May 31, 2020. As of March 31, 2020, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 64,076 shares and 268,926 shares from stock options were excluded from diluted shares for the three months ended March 31, 2020 and 2019, respectively.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

			Per share
	Net loss	Shares	amount
Basic net loss per common share for the three months ended March 31, 2020:
Loss available to common shareholders	$(126,339)	11,211,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2020:	$(126,339)	11,211,760	$(0.01)

Basic net loss per common share for the three months ended March 31, 2019:
Loss available to common shareholders	$(190,853)	11,201,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2019	$(190,853)	11,201,760	$(0.02)

Information Analysis Incorporated	Form 10-Q First Quarter 2020

7.	Subsequent Events

The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental regulations, and “work from home” directives. There are many unknowns, and many regional inconsistencies. Notable potential effects on the Company include U.S. government procurements may be delayed or cancelled, work on new or existing contracts that require personal interactions may be suspended, payment processing for customer invoices may be delayed, employees and customers or their families may become infected, and personal business development meetings may not be able to take place. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows is uncertain.

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the U.S. Small Business Administration (“SBA”). The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred for six months, though interest will accrue during the deferral period. The loan will be used exclusively to support maintaining employee payroll and benefits. After eight weeks from the date funded, IAI may apply to the SBA through its lender for forgiveness of all or a portion of the loan. The amount of forgiveness for which IAI may apply and for which it may be approved is uncertain.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 10-K”) and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	changes in the funding priorities of the U.S. federal government;
●	temporary or extended budget-related shutdowns of the U.S. federal government;
●	terms specific to U.S. federal government contracts;
●	our failure to generate a sufficient level of professional fees;
●	opportunities for repeat business for some electronic forms customers are declining;
●	we are currently non-compliant with regard to bank line of credit, which soon expires;
●	over half of our revenue is concentrated among a small number of contracts;
●	our failure to keep pace with a changing technological environment;
●	intense competition from other companies;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	health epidemics, pandemics, and other natural disasters and national emergencies;
●	our dependence on third-party software and software maintenance suppliers;
●	fluctuations in our results of operations and the resulting impact on our stock price;
●	the limited public market for our common stock; and
●	our forward-looking statements and projections may prove to be inaccurate.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2019 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

Our Business

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems, performing professional information technology (IT) services, and developing and maintaining IT systems for government and commercial organizations. IAI’s core competencies lie in legacy system (COBOL) migration and modernization, including developing user-friendly interfaces for complex legacy environments, database conversion and migration, development of electronic fillable forms (e-Forms), including smart forms, Section 508 compliant forms, and web-based and mobile device forms solutions, full life cycle Oracle development, and custom software development. We also engage in sales of third-party software for electronic forms development and management, legacy systems modernization, and robotics process automation. IAI’s customers include federal and state government agencies as well as private sector organizations throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

We have performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Department of Agriculture, Department of Defense, Department of Education, Department of Energy, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, and several private sector companies. We have recently worked as a subcontractor in partnership with General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA, and Anteon), Guidehouse (formerly PriceWaterhouse Coopers), Lockheed Martin, and several other large and small prime contractors. IAI also provides services through its GSA IT Schedule 70 contract (47QTCA18D0080) and maintains reseller and solution partner relationships with firms such as Adobe Systems, Carahsoft, Heirloom Computing, Micro Focus, Microsoft, Oracle and UiPath. We currently hold an ISO 9001:2015 Management System certification. Additional information on IAI may be viewed at its website located at www.infoa.com.

Business Strategy and Trends

IAI has been experiencing prolonged delays in the commencement of new professional fees contracts and subcontracts due to protests and now coronavirus. The largest of these contracts, originally delayed due to protest and subsequently delayed due to indirect effects related to coronavirus, is expected to commence within our second quarter, or early in our third quarter at the latest.

The effects of the coronavirus pandemic, including changes to qualifications and regulations involving lending and unemployment, as well as large scale insurance claims, health care bottlenecks, and procurement and distribution issues for personal protective equipment, have highlighted the areas where modernization of large legacy systems is essential. Federal government agencies, state agencies, and the banking, insurance, and health care industries are recognizing the need to modernize and migrate from their legacy systems quickly, rather than waiting until the next large stressor to their systems materializes.

IAI is refocusing its strategy to grow its business by aggressively pursuing these targeted markets directly and through key teaming arrangements, while controlling its administrative and overhead expenses. As our liquidity improves once our delayed contracts commence, we will also explore growth through strategic acquisition or merger.

In direct response to the coronavirus pandemic, IAI has taken specific actions to ensure the safety of its employees. We have taken all necessary measures, most of which were already in place, to ensure that our employees can safely work from their homes. Employees and management that must access our corporate offices do so briefly, and only after coordinating with others to avoid overlap. IAI maintains continuous contact with its suppliers and its customers to stay cognizant of how any issues they are experiencing may affect our own business.

Concentration of Risk

In the three months ended March 31, 2020, our prime contracts with U.S. government agencies generated 73.2% of our revenue, subcontracts under federal procurements generated 26.7% of our revenue, and commercial and local government contracts combined generated 0.1% of revenue. The terms of these contracts and subcontracts vary from single transactions to seven years. Among prime contracts with U.S. government agencies, one software sales contracts generated 34.3% of our revenue. One subcontract under a federal procurement generated 22.0% of our revenue.

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

At March 31, 2020, accounts receivable balances related to one subcontract under a federal procurement represented 49.7% of our outstanding accounts receivable.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 59.0% of total revenue in the first three months of 2020 and 35.1% of revenue in the first three months of 2019.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

Revenue

Our revenues in the first quarter of 2020 were $2,061,756 compared to $1,178,823 in the first quarter of 2019, an increase of $882,933, or 74.9%. Professional fee revenue was $844,403 in the first quarter of 2020 versus $762,118 in the corresponding quarter in 2019, an increase of $82,285, or 10.8%, and software revenue was $1,217,353 in the first quarter of 2020 versus $416,705 in the first quarter of 2019, an increase of $800,648, or 192.1%. Revenue from professional fees increased due primarily to contracts that were added since the first quarter of 2019, as well as variations in the levels of activity on several other continuing contracts. Also, some revenue streams had been interrupted due to the 2018-2019 federal government shutdown that lasted until January 25, 2019. The increase in our software revenue in 2020 versus the same period in 2019 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $278,827, or 13.5% of revenue in the first quarter of 2020 versus $322,839, or 27.4% of revenue in the first quarter of 2019. For the quarter ended March 31, 2020, $264,772 of the gross profit was attributable to professional fees at a gross profit percentage of 31.4%, and $14,055 of the gross profit was attributable to software sales at a gross profit percentage of 1.2%. In the same quarter in 2019, we reported gross profit for professional fees of $315,250, or 41.4%, of professional fee revenue, and gross profit of $7,589, or 1.8% of software sales. Gross profit from professional fees decreased primarily due to personnel that were working full time in 2020, but were not fully billable (by agreement) on a contract where working together with the prime contractor, we needed to keep the team together and ready to begin another contract that had been delayed due to protest, and is now delayed due to indirect effects of coronavirus. Gross profit on software sales decreased due to the two largest software sales order having margins of 0.5% and 1%, respectively. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned, although the fluctuation does not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $340,813, or 16.5% of revenues, in the first quarter of 2020 versus $485,452, or 41.2% of revenues, in the first quarter of 2019. These expenses decreased $144,639, or 29.8%, from the first quarter of 2019. These decreases are primarily related to decreases in the costs of overhead and administrative labor, and the fringe benefits associated with that labor, as well as decreases in legal and accounting expenses.

Commissions expense was $65,621, or 3.2% of revenues, in the first quarter of 2020 versus $30,946, or 2.6% of revenues, in the first quarter of 2019. Commissions are driven by varying factors and are earned at varying rates for each salesperson. Decreases in overhead labor led to a higher commission base for one of our commissioned business development representatives.

Net loss

Net loss for the three months ended March 31, 2020, was ($126,339), or (6.1%) of revenue, versus ($190,853), or (16.2%) of revenue, for the same period in 2019. We expect to continue to incur quarterly operating losses until we grow our professional fees revenue by commencing delayed contracts and winning additional contracts. We continue to incur the costs necessary to gain that additional business.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. For the first quarter of 2020, net cash used in operating activities was $288,000, primarily due to our net loss of $126,000 and our reduction of accounts payable by $191,000. Our net cash used, when subtracted from a beginning balance of $1.04 million, yielded cash and cash equivalents of $751,000 at March 31, 2020.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and expires on May 31, 2020. As of March 31, 2020, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2020. At the measurement date of December 31, 2019, we failed to maintain minimum tangible net worth under a covenant with our lender. We have secured a waiver of the violation of the covenant from our lender. We are working with our lender to renew the line of credit prior to its expiration. A renewal is likely to include modified terms to our credit agreement, including increased frequency of reporting to our lender and new covenants. We do not believe any anticipated changes in terms will have a material effect on our ability to conduct our operations. Failure to agree to terms with our lender on a renewal, however, would leave us unable to borrow working capital after the current line of credit expires, should the need arise. In the absence of a bank line of credit, there are alternative methods of financing operational cash flow we will likely be able to utilize, though the terms would not be as favorable as those from our current lender.

We reported at December 31, 2019, that there was a delay in our ability to commence services on a material subcontract. The delay was due to the incumbent prime contractor filing an additional protest with the Government Accountability Office after losing its initial protest to the contracting officer. In April 2020, we were made aware that the incumbent withdrew its subsequent protest, thereby confirming the initial contract award to our prime contractor. The coronavirus pandemic is, however, indirectly impacting the commencement of services under this contract. We are now projecting providing services late in the current quarter or at the very beginning of our third quarter.

In the first quarter of 2020 we introduced both temporary and permanent measures to reduce administrative expenses and cash outflows until we can increase our revenue from professional fees to levels needed to sustain profitability and positive cash flow.

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the U.S. Small Business Administration (“SBA”). The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred for six months, though interest will accrue during the deferral period. The loan will be used exclusively to support maintaining employee payroll and benefits. After eight weeks from the date funded, IAI may apply to the SBA through its lender for forgiveness of all or a portion of the loan. The amount of forgiveness for which IAI may apply and for which it may be approved is uncertain.

Based on our current cash position and operating plan, including the measures we have taken and will take with regard to reducing cash outflows, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

We presently lease our corporate offices on a contractual basis with certain timeframe commitments and obligations. We believe that our existing offices will be sufficient to meet our foreseeable facility requirement. With the infrastructure now in place such that our employees can work almost entirely from their own homes, we believe we have more than adequate space to operate for the foreseeable future. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Form 10-Q First Quarter 2020

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q First Quarter 2020

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date: May 15, 2020	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board, Chief Executive Officer, and President

Date: May 15, 2020	By:	/s/ Matthew T. Sands
Matthew T. Sands, Acting Principal Financial Officer and Controller