Form 10-Q
period 2020-06-30
INFORMATION ANALYSIS INC
filed 2020-08-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated

(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,211,760 shares of common stock, par value $0.01 per share, as of August 13, 2020.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

SIGNATURES	23

Information Analysis Incorporated	Form 10-Q Second quarter 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$961,172	$1,039,442
Accounts receivable	967,887	668,712
Prepaid expenses and other current assets	88,172	500,163
Total current assets	2,017,231	2,208,317

Right-of-use operating lease asset	101,291	149,762
Property and equipment, net of accumulated depreciation and amortization of $303,244 and $300,258	15,492	9,681
Contract assets - non-current	13,918	-
Other assets	6,281	6,281
Total assets	$2,154,213	$2,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$175,642	$216,227
Contract liabilities	64,344	464,223
Accrued payroll and related liabilities	250,571	219,350
Commissions payable	103,946	108,058
Note payable - current	149,002	-
Operating lease liability - current	98,956	103,955
Other accrued liabilities	7,656	54,257
Interest payable	875	-
Total current liabilities	850,992	1,166,070

Note payable - non-current	300,998	-
Operating lease liability - non-current	-	45,595
Total liabilities	1,151,990	1,211,665

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,854,376 shares issued, 11,211,760 shares outstanding as of June 30, 2020, and December 31, 2019	128,543	128,543
Additional paid-in capital	14,683,743	14,682,937
Accumulated deficit	(12,879,852)	(12,718,893)
Treasury stock, 1,642,616 shares at cost at June 30, 2020, and December 31, 2019	(930,211)	(930,211)
Total stockholders' equity	1,002,223	1,162,376

Total liabilities and stockholders' equity	$2,154,213	$2,374,041

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,
	2020	2019
Revenues
Professional fees	$928,421	$761,629
Software sales	3,890,974	2,942,788
Total revenues	4,819,395	3,704,417

Cost of revenues
Cost of professional fees	601,672	434,858
Cost of software sales	3,828,707	2,912,798
Total cost of revenues	4,430,379	3,347,656

Gross profit	389,016	356,761

Selling, general and administrative expenses	366,170	528,575
Commissions expense	57,296	39,815

Loss from operations	(34,450)	(211,629)

Other (expense) income	(170)	3,027

Loss before provision for income taxes	(34,620)	(208,602)

Provision for income taxes	-	-

Net loss	$(34,620)	$(208,602)

Comprehensive loss	$(34,620)	$(208,602)

Net loss per commion share - basic	$-	$(0.02)

Net loss per commion share - diluted	$-	$(0.02)

Weighted average common shares outstanding
Basic	11,211,760	11,207,804
Diluted	11,211,760	11,207,804

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended June 30,
	2020	2019
Revenues
Professional fees	$1,772,824	$1,523,747
Software sales	5,108,327	3,359,493
Total revenues	6,881,151	4,883,240

Cost of revenues
Cost of professional fees	1,181,303	881,726
Cost of software sales	5,032,005	3,321,914
Total cost of revenues	6,213,308	4,203,640

Gross profit	667,843	679,600

Selling, general and administrative expenses	706,983	1,014,027
Commissions expense	122,917	70,761

Loss from operations	(162,057)	(405,188)

Other income	1,098	5,733

Loss before provision for income taxes	(160,959)	(399,455)

Provision for income taxes	-	-

Net loss	$(160,959)	$(399,455)

Comprehensive loss	$(160,959)	$(399,455)

Net loss per commion share - basic	$(0.01)	$(0.04)

Net loss per commion share - diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding
Basic	11,211,760	11,204,799
Diluted	11,211,760	11,204,799

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second quarter 2020

 INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(160,959)	$(399,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,986	2,871
Stock option compensation	806	4,936
Changes in operating assets and liabilities:
Accounts receivable	(299,175)	(37,478)
Prepaid expenses and other current assets	411,991	334,205
Contract assets - non-current	(13,918)	-
Accounts payable	(40,585)	167,342
Contract liabilities	(399,879)	(251,406)
Accrued payroll and related liabilities and other accrued liabilities	(16,628)	11,125
Commissions payable	(4,112)	(255,197)
Net cash used in operating activities	(519,473)	(423,057)

Cash flows from investing activities
Acquisition of property and equipment	(8,797)	(5,965)
Net cash used in investing activities	(8,797)	(5,965)

Cash flows from financing activities
Proceeds from note payable	450,000	-
Issuance of stock from exercise of options	-	1,000
Net cash provided by investing activities	450,000	1,000

Net decrease in cash and cash equivalents	(78,270)	(428,022)

Cash and cash equivalents, beginning of the period	1,039,442	1,963,956

Cash and cash equivalents, end of the period	$961,172	$1,535,934

Supplemental cash flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the six months ended June 30, 2020:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2019	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net loss	-	-	(126,339)	-	(126,339)
Stock option compensation	-	450	-	-	450
Balances at March 31, 2020	$128,543	$14,683,387	$(12,845,232)	$(930,211)	$1,036,487
Net loss	-	-	(34,620)	-	(34,620)
Stock option compensation	-	356	-	-	356
Balances at June 30, 2020	$128,543	$14,683,743	$(12,879,852)	$(930,211)	$1,002,223

	For the six months ended June 30, 2019:
		Additional
	Common	Paid-In	Accumulated	Treasury
	stock	Capital	Deficit	Stock	Total
Balances at December 31, 2018	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591
Net loss	-	-	(190,853)	-	(190,853)
Stock option compensation	-	4,454	-	-	4,454
Balances at March 31, 2019	$128,443	$14,680,460	$(12,192,500)	$(930,211)	$1,686,192
Net loss	-	-	(208,602)	-	(208,602)
Stock option compensation	-	482	-	-	482
Issuance of stock from exercise of options	100	900	-	-	1,000
Balances at June 30, 2019	$128,543	$14,681,842	$(12,401,102)	$(930,211)	$1,479,072

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Second quarter 2020

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

There have been no changes in the Company’s significant accounting policies as of June 30, 2020, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that was filed with the SEC on March 30, 2020.

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

Income Taxes

The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of June 30, 2020, and December 31, 2019, it has no material uncertain tax positions and no interest or penalties have been accrued. Through the filing of its 2019 federal income tax return, the Company has net operating loss carryforwards of approximately $3.5 million, of which $867,000 will expire, if unused, on December 31, 2020.

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

Information Analysis Incorporated	Form 10-Q Second quarter 2020

2.	Revenue from Contracts with Customers

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

Information Analysis Incorporated	Form 10-Q Second quarter 2020

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

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 06/30/2020		3 Months ended 06/30/2019
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$730,813	15.2%	$577,779	15.6%

Services Fixed Price	27,150	0.6%	95,235	2.6%

Services Combination	134,038	2.8%	40,364	1.1%

Services Fixed Price per Unit	36,420	0.7%	48,251	1.3%

Third-Party Software	3,607,116	74.8%	2,789,648	75.3%

Software Support & Maintenance	263,125	5.5%	149,290	4.0%

Incentive Payments	20,733	0.4%	3,850	0.1%

Total Revenue	$4,819,395		$3,704,417

Contract	6 Months ended 06/30/2020		6 Months ended 06/30/2019
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$1,321,383	19.2%	$1,174,530	24.1%

Services Fixed Price	150,555	2.2%	214,398	4.4%

Services Combination	216,446	3.2%	72,648	1.5%

Services Fixed Price per Unit	84,440	1.2%	62,171	1.3%

Third-Party Software	4,611,420	67.0%	3,057,367	62.5%

Software Support & Maintenance	475,693	6.9%	298,152	6.1%

Incentive Payments	21,214	0.3%	3,974	0.1%

Total Revenue	$6,881,151		$4,883,240

Information Analysis Incorporated	Form 10-Q Second quarter 2020

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at June 30, 2020, and December 31, 2019. The accounts receivable balance does not include the amount invoiced but withheld from payment as a financing component under one contract with a customer. The present value of the withheld amount is classified as a contract asset.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. There were $13,918 in long-term contract assets at June 30, 2020, and none at December 31, 2019.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in 2020 are as follows:

Contract Liabilities
Balance at December 31, 2019	$464,223
Contract liabilities added	19,136
Revenue recognized	(212,568)
Balance at March 31, 2020	270,791
Contract liabilities added	9,906
Revenue recognized	(216,353)
Balance at June 30, 2020	$64,344

Information Analysis Incorporated	Form 10-Q Second quarter 2020

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at June 30, 2020, and December 31, 2019. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that one of its subcontracts to a prime contractor includes a significant financing component. The subcontract is invoiced on a time and materials basis, under which 90% of each invoice amount is paid under regular terms, and the 10% payment balance of each invoice is deferred until the prime contractor meets a specific deliverable under its prime contract, which is expected to occur approximately June 2022. The primary purpose of this arrangement is to assist the prime contractor in meeting all of its financial obligations until it can realize the financial benefit of meeting the deliverable. The Company has estimated its interest rate of 4.5% based on a small premium over the rate of its revolving line of credit as of the measurement date.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $56,275 and $453,607 at June 30, 2020, and December 31, 2019, respectively.

Deferred Costs of Revenue
Balance at December 31, 2019	$453,607
Defered costs added	182
Deferred costs expensed	(207,438)
Balance at March 31, 2020	246,351
Defered costs added	2,472
Deferred costs expensed	(192,548)
Balance at June 30, 2020	$56,275

3.	Leases

The Company has an operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s balance sheet as of June 30, 2020, and December 31, 2019. As of June 30, 2020, and December 31, 2019, the Company does not have any sales-type or direct financing leases.

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

Information Analysis Incorporated	Form 10-Q Second quarter 2020

The Company’s lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet	as of	as of
Classification	June 30, 2020	December 31, 2019

Assets:
Right-to-use operating lease asset	$101,291	$149,762

Liabilities:
Operating lease liability - current	$98,956	$103,955
Operating lease liability - non-current	-	45,595
Total lease liabilities	$98,956	$149,550

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s balance sheet at June 30, 2020.

June 30, 2020

Remainder of 2020	$55,719
2021	46,433
Total lease payments	102,152
Less: discount	(3,196)
Present value of lease liabilities	$98,956

As of June 30, 2020, the Company’s sole operating lease had a weighted average lease term of approximately 1.0 year. The discount rate of the lease is equal to IAI’s incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the three months ended June 30, 2020 and 2019, the Company incurred $26,122 of expense related to its operating leases. Rent expense for the six months ended June 30, 2020 and 2019, was $52,244.

4.	Stock-Based Compensation

The Company has two shareholder–approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. Fair values of option awards granted in the three months and six months ended June 30, 2020 and 2019, were estimated using the Black-Sholes option pricing model under the following assumptions:

	Three Months Ended			Three Months Ended	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019	June 30, 2020			June 30, 2019
Risk-free interest rate		0.33%		2.31%		0.33%		2.31%
Dividend yield		0%		0%		0%		0%
Expected term (in years)		5		5		5		5
Expected volatility	65.8%	-	66.0%	57.9%	65.8%	-	66.0%	57.9%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At June 30, 2020, there were unexpired options for 381,000 shares issued under the 2016 Plan, of which 368,000 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 839,000 unexpired options remaining from the 2006 Plan at June 30, 2020, all of which were exercisable.

The status of the options issued under the foregoing option plans as of June 30, 2020, and changes during the six months ended June 30, 2020, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at December 31, 2019	1,349,000	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(129,000)	0.17
Options forfeited	-	-
Outstanding at March 31, 2020	1,220,000	$0.24
Options granted	10,000	0.15
Options exercised	-	-
Options expired	(10,000)	0.19
Options forfeited	-	-
Outstanding at June 30, 2020	1,220,000	$0.24	3 years, 9 months	$37,353
Exercisable at June 30, 2020	1,207,000	$0.24	3 years, 8 months	$36,703

There were 10,000 options granted during the three months and six months ended June 30, 2020, and there were 3,000 options granted during the three months and six months ended June 30, 2019. There were no options exercised during the three months and six months ended June 30, 2020, and there were 10,000 options exercised in the three months and six months ended June 30, 2019. As of June 30, 2020, there was $775 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of nine months.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

Total compensation expense related to these plans was $356 and $482 for the three months ended June 30, 2020 and 2019, respectively, and $806 and $4,936 for the six months ended June 30, 2020 and 2019, respectively.

Nonvested option awards as of June 30, 2020 and changes during the six months ended June 30, 2020 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2020	23,500	$0.17
Granted	-	-
Vested	(5,000)	0.21
Forfeited	-	-
Nonvested at March 31, 2020	18,500	$0.15
Granted	10,000	0.08
Vested	(15,500)	0.16
Forfeited	-	-
Nonvested at June 30, 2020	13,000	$0.09

5.	Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on July 31, 2021. As of June 30, 2020, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.	Note Payable

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan (“PPP”), guaranteed by the U.S. Small Business Administration (“SBA”). The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred for six months, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. Though the PPP program was amended by the U.S. Congress to allow the proceeds of the loan that qualify for forgiveness to be extended to twenty-four weeks, the Company has opted to apply for forgiveness under the original PPP based on the use of proceeds over eight weeks. The Company will apply to the SBA through its lender for forgiveness for an amount of $395,000 as soon as its lender’s PPP forgiveness portal is available, which is currently expected to be in late August 2020. The amount of forgiveness for which IAI may be approved is uncertain.

7.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 64,076 shares and 185,234 shares from stock options were excluded from diluted shares for the three months ended June 30, 2020 and 2019, respectively, and the antidilutive effect of 64,076 shares and 229,741 shares from stock options were excluded from diluted shares for the six months ended June 30, 2020 and 2019, respectively.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share:

			Per share
	Net loss	Shares	amount
Basic net loss per common share for the three months ended June 30, 2020:
Loss available to common shareholders	$(34,620)	11,211,760	$-
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended June 30, 2020:	$(34,620)	11,211,760	$-

Basic net loss per common share for the three months ended June 30, 2019:
Loss available to common shareholders	$(208,602)	11,207,804	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
three months ended June 30, 2019:	$(208,602)	11,207,804	$(0.02)

Basic net loss per common share for the six months ended June 30, 2020:
Loss available to common shareholders	$(160,959)	11,211,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
six months ended June 30, 2020:	$(160,959)	11,211,760	$(0.01)

Basic net loss per common share for the six months ended June 30, 2019:
Loss available to common shareholders	$(399,455)	11,204,799	$(0.04)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the
six months ended June 30, 2019:	$(399,455)	11,204,799	$(0.04)

8.	Subsequent Events

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

The Company’s revolving line of credit was due to expire July 31, 2020. The lender and the Company agreed to terms to renew the line of credit until July 31, 2021. The material terms of the line of credit were modified such that the interest rate is now ICE LIBOR + 3.5%, with a floor of 4.0%, which is the current rate, the Company is subject to a commitment fee for amounts not borrowed, there is more frequent reporting, a covenant has been added to have no more than two quarters per year with a loss and net income overall each year, the Company must maintain minimum cash and cash equivalents of $500,000, and the Company must report and maintain quarterly a minimum tangible net worth that is adjustable upward as a percentage of net income.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

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

Information Analysis Incorporated	Form 10-Q Second quarter 2020

We have performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Department of Agriculture, Department of Defense, Department of Education, Department of Energy, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, and several private sector companies. We have recently worked as a subcontractor in partnership with General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA, and Anteon), Guidehouse (formerly PriceWaterhouse Coopers), Lockheed Martin, and several other large and small prime contractors. IAI also provides services through its GSA MAS Schedule contract (47QTCA18D0080) and maintains reseller and solution partner relationships with firms such as Adobe Systems, Carahsoft, Heirloom Computing, immixTechnology, Micro Focus, Microsoft, Oracle and UiPath. Additional information on IAI may be viewed at its website located at www.infoa.com.

Business Strategy and Trends

IAI has been experiencing prolonged delays in the commencement of new professional fees contracts and subcontracts due to protests and now coronavirus. The largest of these contracts, originally delayed due to protest and subsequently delayed due to indirect effects related to coronavirus, commenced on June 1, 2020.

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

IAI is refocusing its strategy to grow its business by aggressively pursuing these targeted markets directly and through key teaming arrangements, while controlling its administrative and overhead expenses. As our liquidity improves now that some of our delayed contracts have commenced, we will also explore growth through strategic acquisition or merger.

In direct response to the coronavirus pandemic, IAI has taken specific actions to ensure the safety of its employees. We have taken all necessary measures, most of which were already in place, to ensure that our employees can safely work from their homes. Employees and management that must access our corporate offices do so briefly, and only after coordinating with others to avoid overlap. IAI maintains continuous contact with its suppliers and its customers to stay cognizant of how any issues they are experiencing may affect our own business. As we near the time that we welcome certain employees back to working in community with others at our offices, we are carefully instituting “return-to-work” safety guidelines that are easily adaptable to changes in local, state, and federal recommendations and regulations.

Concentration of Risk

In the three months ended June 30, 2020, our prime contracts with U.S. government agencies generated 79.3% of our revenue, subcontracts under federal procurements generated 19.9% of our revenue, and commercial contracts generated 0.8% of our revenue. The terms of these contracts and subcontracts vary from single transactions to seven years. Among prime contracts with U.S. government agencies, two software sales contracts generated 40.1% and 18.4% of our revenue, respectively. Three professional services subcontracts under one prime contractor for projects at one federal agency collectively generated 12.1% of our revenue.

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

In the six months ended June 30, 2020, our prime contracts with U.S. government agencies generated 77.5% of our revenue, subcontracts under federal procurements generated 22.0% of our revenue, and commercial and local government contracts combined generated 0.5% of revenue. The terms of these contracts and subcontracts vary from single transactions to seven years. Among prime contracts with U.S. government agencies, three software sales contracts generated 28.1%, 12.9%, 10.7% of our revenue, respectively. One subcontract under a federal procurement generated 11.8% of our revenue, and three professional services subcontracts under one prime contractor (including the one that generated 11.8% above) for projects at one federal agency collectively generated 15.1% of our revenue.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

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

At June 30, 2020, accounts receivable balances related to one prime contract with a U.S. government agency represented 10.1% of our outstanding accounts receivable, balances related to one subcontract under a federal procurement represented 19.1% of our outstanding accounts receivable, and balances related to three professional services subcontracts under one prime contractor for projects at one federal agency collectively represented 41.3% of our outstanding accounts receivable, two of which individually represented 21.5% and 14.2%, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 79.9% of total revenue in the second quarter of 2020, and 79.3% of revenue in the second quarter of 2019, and accounted for 72.5% of total revenue in the six months ended June 30, 2020, and 68.6% of revenue in the six months ended June 30, 2019.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Revenue

Our revenues in the second quarter of 2020 were $4,819,395 compared to $3,704,417 in the second quarter of 2019, an increase of $1,114,978, or 30.1%. Professional fee revenue was $928,421 in the second quarter of 2020 versus $761,629 in the corresponding quarter in 2019, an increase of $166,792, or 21.9%, and software revenue was $3,890,974 in the second quarter of 2020 versus $2,942,788 in the second quarter of 2019, an increase of $948,186, or 32.2%. Revenue from professional fees increased due primarily to contracts that were added since the second quarter of 2019, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2020 versus the same period in 2019 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $389,016, or 8.1% of revenue in the second quarter of 2020 versus $356,761, or 9.6% of revenue in the second quarter of 2019. For the quarter ended June 30, 2020, $326,749 of the gross profit was attributable to professional fees at a gross profit percentage of 35.2%, and $62,267 of the gross profit was attributable to software sales at a gross profit percentage of 1.6%. In the same quarter in 2019, we reported gross profit for professional fees of $326,771, or 42.9%, of professional fee revenue, and gross profit of $29,990, or 1.0% of software sales. Gross profit from professional fees remained constant, while it decreased as a percentage of sales. The percentage decrease is due to two contracts in the second quarter of 2019 for which the timing of revenue recognized was not tied to the timing of the costs incurred based on customer acceptance of units of services provided for one and a fixed-fee services arrangement for the other. Gross profit on software sales increased due to an increase in referral fees earned, for which there are few to no costs charged against them, and due to an increase in overall revenue, partially based on sales of one of our newer software offerings, for which we have found better margins. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned, although the fluctuation does not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 2.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $366,170, or 7.6% of revenues, in the second quarter of 2020 versus $528,575, or 14.3% of revenues, in the second quarter of 2019. These expenses decreased $162,405, or 30.7%, from the second quarter of 2019. These decreases are primarily related to decreases in the costs of overhead and administrative labor, and the fringe benefits associated with that labor, as well as decreases in legal and accounting expenses.

Commissions expense was $57,296, or 1.2% of revenues, in the second quarter of 2020 versus $39,815, or 1.1% of revenues, in the second quarter of 2019. Commissions are driven by varying factors and are earned at varying rates for each salesperson. Decreases in overhead labor and increases in referral fees earned led to a higher commission base for one of our commissioned business development representatives.

Net loss

Net loss for the three months ended June 30, 2020, was ($34,620), or (0.7%) of revenue, versus ($208,602), or (5.6%) of revenue, for the same period in 2019. The reduction in net loss is due to the June 1, 2020, commencement of a contract that had been delayed in protest since second quarter 2019, and winning additional contracts, including one related to the effect of coronavirus on the operations of a U.S. federal agency. We continue to incur the costs necessary to gain additional business.

We reported at December 31, 2019, that there was a delay in our ability to commence services on a material subcontract. The delay was due to the incumbent prime contractor filing an additional protest with the Government Accountability Office after losing its initial protest to the contracting officer. In April 2020, we were made aware that the incumbent withdrew its subsequent protest, thereby confirming the initial contract award to our prime contractor. The coronavirus pandemic indirectly impacted the commencement of services under this contract for a few months, but we finally commenced providing services under this seven-year subcontract award on June 1, 2020.  We anticipate net income in the third quarter due to the increase of our professional fee revenuewe are experiencing under the commencement of new contracts.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

Six months Ended June 30, 2020 versus Six months Ended June 30, 2019

Revenue

Our revenues in the first six months of 2020 were $6,881,151 compared to $4,883,240 in the first six months of 2019, an increase of $1,997,911, or 40.9%. Professional fee revenue was $1,772,824 in the first six months of 2020 versus $1,523,747 in the corresponding quarter in 2019, an increase of $249,077, or 16.3%, and software revenue was $5,108,327 in the first six months of 2020 versus $3,359,493 in the first six months of 2019, an increase of $1,748,834, or 52.1%. Revenue from professional fees increased due primarily to contracts that were added since the first six months of 2019, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2020 versus the same period in 2019 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $667,843, or 9.7% of revenue in the first six months of 2020 versus $679,600, or 13.9% of revenue in the first six months of 2019. For the quarter ended June 30, 2020, $591,521 of the gross profit was attributable to professional fees at a gross profit percentage of 33.4%, and $76,322 of the gross profit was attributable to software sales at a gross profit percentage of 1.5%. In the same quarter in 2019, we reported gross profit for professional fees of $642,021, or 42.1%, of professional fee revenue, and gross profit of $37,579, or 1.1% of software sales. Gross profit from professional fees decreased primarily due to personnel that were working full time in 2020, but for the first five months of 2020 were not fully billable (by agreement) on a contract where working together with the prime contractor, we needed to keep the team together and ready to begin another contract that had been delayed due to protest, and which finally commenced June 1, 2020. Gross profit on software sales increased due to an increase in referral fees earned, for which there are few to no costs charged against them, and due to an increase in overall revenue, partially based on sales of one of our newer software offerings, for which we have found better margins. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned, although the fluctuation does not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 2.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $706,983, or 10.3% of revenues, in the first six months of 2020 versus $1,014,027, or 20.8% of revenues, in the first six months of 2019. These expenses decreased $307,044, or 30.3%, from the first six months of 2019. These decreases are primarily related to decreases in the costs of overhead and administrative labor, and the fringe benefits associated with that labor, as well as decreases in legal and accounting expenses.

Commissions expense was $122,917, or 1.8% of revenues, in the first six months of 2020 versus $70,761, or 1.4% of revenues, in the first six months of 2019. Commissions are driven by varying factors and are earned at varying rates for each salesperson. Decreases in overhead labor and increases in referral fees led to a higher commission base for one of our commissioned business development representatives.

Net loss

Net loss for the six months ended June 30, 2020, was ($160,959), or (2.3%) of revenue, versus ($399,455), or (8.2%) of revenue, for the same period in 2019. The reduction in net loss is due to reductions in overhead and administrative labor and other administrative expenses, the June 1, 2020, commencement of a contract that had been delayed in protest since second quarter 2019, and winning additional contracts, including one related to the effect of coronavirus on the operations of a U.S. federal agency.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations and the proceeds received from our Paycheck Protection Program loan, were sufficient to provide financing for our operations. For the first six months of 2020, net cash used in operating activities was $519,000 primarily due to our net loss of $161,000, our reduction of contract liabilities by $400,000, and our increase in accounts receivable of $299,000. Our cash flows from financing activities provided $450,000 as proceeds of our PPP loan guaranteed by the SBA. Our overall decrease in cash and cash equivalents of $78,000, when subtracted from a beginning balance of $1.04 million, yielded cash and cash equivalents of $961,000 at June 30, 2020.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and at June 30,2020, was due to expire on July 31, 2020. We agreed to terms with the lender to renew the line of credit until July 31, 2021. The material terms of the line of credit were modified such that the interest rate is now ICE LIBOR + 3.5%, with a floor of 4.0%, which is the current rate, we are subject to a commitment fee for amounts not borrowed, there is more frequent reporting required, a covenant has been added to have no more than two quarters per year with a loss and net income overall each year, we must maintain minimum cash and cash equivalents of $500,000, and we must report and maintain quarterly a minimum tangible net worth that is adjustable upward as a percentage of net income. As of June 30, 2020, no amounts were outstanding under this line of credit. We did not borrow against this line of credit during the first six months of 2020.

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, we applied for a Paycheck Protection Program loan (“PPP”), guaranteed by the U.S. Small Business Administration (“SBA”). We were funded by our lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred for six months, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. Though the PPP program was amended by the U.S. Congress to allow the proceeds of the loan that qualify for forgiveness to be extended to twenty-four weeks, we have opted to apply for forgiveness under the original PPP based on the use of proceeds over the original eight weeks. We will apply to the SBA through our lender for forgiveness for an amount of $395,000 as soon as our lender’s PPP forgiveness portal is available, which is currently expected to be in late August 2020. The amount of forgiveness for which we may be approved is uncertain.

Based on our current cash position and operating plan, including the measures we have taken and will take with regard to reducing cash outflows, and the commencement of services under a seven-year subcontract under a federal procurement, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

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

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Form 10-Q Second quarter 2020

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Second quarter 2020

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

10.11	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., dated August 13, 2020.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date:	August 14, 2020	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board,
Chief Executive Officer,
and President

Date:	August 14, 2020	By:	/s/ Matthew T. Sands
Matthew T. Sands, Acting Principal Financial Officer
and Controller