Form 10-Q
period 2020-09-30
INFORMATION ANALYSIS INC
filed 2020-11-16
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated

(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,261,760 shares of common stock, par value $0.01 per share, as of November 12, 2020.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Table of Contents

Page

Number

Information Analysis Incorporated	Form 10-Q Third quarter 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,469,371	$1,039,442
Accounts receivable	1,600,229	668,712
Prepaid expenses and other current assets	38,571	500,163
Total current assets	3,108,171	2,208,317

Contract assets - non-current	89,404	-
Right-of-use operating lease asset	76,531	149,762
Property and equipment, net of accumulated depreciation and amortization of $307,079 and $300,258	61,500	9,681
Other assets	6,281	6,281
Total assets	$3,341,887	$2,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$533,275	$216,227
Contract liabilities	331,649	464,223
Accrued payroll and related liabilities	316,319	219,350
Other accrued liabilities	295,474	54,257
Commissions payable	119,421	108,058
Operating lease liability - current	72,458	103,955
Note payable - current	37,157	-
Total current liabilities	1,705,753	1,166,070

Note payable - non-current	412,843	-
Operating lease liability - non-current	-	45,595
Total liabilities	2,118,596	1,211,665

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,854,376 shares issued, 11,211,760 shares outstanding as of September 30, 2020, and December 31, 2019	128,543	128,543
Additional paid-in capital	14,690,108	14,682,937
Accumulated deficit	(12,665,149)	(12,718,893)
Treasury stock, 1,642,616 shares at cost at September 30, 2020, and December 31, 2019	(930,211)	(930,211)
Total stockholders' equity	1,223,291	1,162,376

Total liabilities and stockholders' equity	$3,341,887	$2,374,041

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2020	2019
Revenues
Professional fees	$1,580,684	$888,662
Software sales	2,342,062	2,293,935
Total revenues	3,922,746	3,182,597

Cost of revenues
Cost of professional fees	1,051,102	563,594
Cost of software sales	2,257,316	2,234,686
Total cost of revenues	3,308,418	2,798,280

Gross profit	614,328	384,317

Selling, general and administrative expenses	342,778	467,667
Commissions expense	56,643	98,394

Income (loss) from operations	214,907	(181,744)

Other (expense) income	(204)	2,520

Income (loss) before provision for income taxes	214,703	(179,224)

Provision for income taxes	-	-

Net income (loss)	$214,703	$(179,224)

Comprehensive income (loss)	$214,703	$(179,224)

Net income (loss) per common share - basic	$0.02	$(0.02)

Net income (loss) per common share - diluted	$0.02	$(0.02)

Weighted average common shares outstanding
Basic	11,211,760	11,211,760
Diluted	11,837,427	11,211,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Revenues
Professional fees	$3,353,508	$2,412,409
Software sales	7,450,389	5,653,428
Total revenues	10,803,897	8,065,837

Cost of revenues
Cost of professional fees	2,232,405	1,445,320
Cost of software sales	7,289,321	5,556,600
Total cost of revenues	9,521,726	7,001,920

Gross profit	1,282,171	1,063,917

Selling, general and administrative expenses	1,049,761	1,481,694
Commissions expense	179,560	169,155

Income (loss) from operations	52,850	(586,932)

Other income	894	8,253

Income (loss) before provision for income taxes	53,744	(578,679)

Provision for income taxes	-	-

Net income (loss)	$53,744	$(578,679)

Comprehensive income (loss)	$53,744	$(578,679)

Net income (loss) per common share - basic	$-	$(0.05)

Net income (loss) per common share - diluted	$-	$(0.05)

Weighted average common shares outstanding
Basic	11,211,760	11,207,145
Diluted	11,810,392	11,207,145

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$53,744	$(578,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,821	4,415
Stock option compensation	7,171	5,521
Changes in operating assets and liabilities:
Accounts receivable	(931,517)	(737,227)
Prepaid expenses and other current assets	461,592	(210,460)
Contract assets	(89,404)	(498,681)
Accounts payable	317,048	1,149,673
Contract liabilities	(132,574)	(319,805)
Accrued payroll and related liabilities and other accrued liabilities	334,325	153,619
Commissions payable	11,363	167,810
Net cash provided by (used in) operating activities	38,569	(863,814)

Cash flows from investing activities
Acquisition of property and equipment	(58,640)	(7,333)
Net cash used in investing activities	(58,640)	(7,333)

Cash flows from financing activities
Proceeds from note payable	450,000	-
Issuance of stock from exercise of options	-	1,000
Net cash provided by investing activities	450,000	1,000

Net increase (decrease) in cash and cash equivalents	429,929	(870,147)

Cash and cash equivalents, beginning of the period	1,039,442	1,963,956

Cash and cash equivalents, end of the period	$1,469,371	$1,093,809

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2020

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the nine months ended September 30, 2020:
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2019	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net loss	-	-	(126,339)	-	(126,339)
Stock option compensation	-	450	-	-	450
Balances at March 31, 2020	128,543	14,683,387	(12,845,232)	(930,211)	1,036,487
Net loss	-	-	(34,620)	-	(34,620)
Stock option compensation	-	356	-	-	356
Balances at June 30, 2020	128,543	14,683,743	(12,879,852)	(930,211)	1,002,223
Net income	-	-	214,703	-	214,703
Stock option compensation	-	6,365	-	-	6,365
Balances at September 30, 2020	$128,543	$14,690,108	$(12,665,149)	$(930,211)	$1,223,291

	For the nine months ended September 30, 2019:
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2018	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591
Net loss	-	-	(190,853)	-	(190,853)
Stock option compensation	-	4,454	-	-	4,454
Balances at March 31, 2019	128,443	14,680,460	(12,192,500)	(930,211)	1,686,192
Net loss	-	-	(208,602)	-	(208,602)
Stock option compensation	-	482	-	-	482
Issuance of stock from exercise of options	100	900	-	-	1,000
Balances at June 30, 2019	128,543	14,681,842	(12,401,102)	(930,211)	1,479,072
Net loss	-	-	(179,224)	-	(179,224)
Stock option compensation	-	585	-	-	585
Balances at September 30, 2019	$128,543	$14,682,427	$(12,580,326)	$(930,211)	$1,300,433

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q Third quarter 2020

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

There have been no changes in the Company’s significant accounting policies as of September 30, 2020, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that was filed with the SEC on March 30, 2020.

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

Income Taxes

The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of September 30, 2020, and December 31, 2019, it has no material uncertain tax positions and no interest or penalties have been accrued. Through the filing of its 2019 federal income tax return, the Company has net operating loss carryforwards of approximately $3.5 million, of which $867,000 will expire, if unused, on December 31, 2020.

Recent Accounting Pronouncement Not Yet Adopted

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes,” that removes certain exceptions to the general principles in Topic 740 and simplifies the application of areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have a material effect on the Company’s financial statements or cash flows.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

2.	Revenue from Contracts with Customers

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

•

Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

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

Information Analysis Incorporated	Form 10-Q Third quarter 2020

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

Incentive payments are received under reseller agreements with software manufacturers and suppliers where the Company introduces and courts a customer, but the sale occurs directly between the customer and the supplier or between the customer and the manufacturer. Since the transfer of control of the licenses cannot be measured from outside of these transactions, revenue is recognized when payment from the manufacturer or supplier is received.

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 09/30/2020		3 Months ended 09/30/2019
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$1,403,270	35.8%	$643,047	20.2%

Services Fixed Price	27,150	0.7%	96,255	3.0%

Services Combination	133,914	3.4%	113,220	3.6%

Services Fixed Price per Unit	16,350	0.4%	36,140	1.1%

Third-Party Software	2,248,574	57.3%	2,138,815	67.2%

Software Support & Maintenance	56,290	1.4%	149,570	4.7%

Incentive Payments	37,198	1.0%	5,550	0.2%

Total Revenue	$3,922,746		$3,182,597

Information Analysis Incorporated	Form 10-Q Third quarter 2020

Contract	9 Months ended 09/30/2020		9 Months ended 09/30/2019
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$2,724,653	25.2%	$1,817,577	22.5%

Services Fixed Price	177,705	1.7%	310,654	3.9%

Services Combination	382,860	3.5%	185,867	2.3%

Services Fixed Price per Unit	68,290	0.6%	98,311	1.2%

Third-Party Software	6,859,994	63.5%	5,195,547	64.4%

Software Support & Maintenance	531,983	4.9%	448,357	5.6%

Incentive Payments	58,412	0.6%	9,524	0.1%

Total Revenue	$10,803,897		$8,065,837

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at September 30, 2020, and December 31, 2019. The accounts receivable balance does not include the amount invoiced but withheld from payment as a financing component under one contract with a customer. The present value of the withheld amount is classified as a contract asset.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. There were $89,404 in long-term contract assets at September 30, 2020, and none at December 31, 2019.

Contract Assets
Balance at December 31, 2019	$-
Balance at March 31, 2020	-
Contract assets added	13,918
Balance at June 30, 2020	13,918
Contract assets added	75,486
Balance at September 30, 2020	$89,404

Information Analysis Incorporated	Form 10-Q Third quarter 2020

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in 2020 are as follows:

Contract Liabilities
Balance at December 31, 2019	$464,223
Contract liabilities added	19,136
Revenue recognized	(212,568)
Balance at March 31, 2020	270,791
Contract liabilities added	9,906
Revenue recognized	(216,353)
Balance at June 30, 2020	64,344
Contract liabilities added	480,024
Revenue recognized	(212,719)
Balance at September 30, 2020	$331,649

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at September 30, 2020, and December 31, 2019. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

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

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Deferred costs of revenue balances included in prepaid expenses were $1,798 and $453,607 at September 30, 2020, and December 31, 2019, respectively.

Deferred Costs of Revenue
Balance at December 31, 2019	$453,607
Defered costs added	182
Deferred costs expensed	(207,438)
Balance at March 31, 2020	246,351
Defered costs added	2,472
Deferred costs expensed	(192,548)
Balance at June 30, 2020	56,275
Deferred costs expensed	(54,477)
Balance at September 30, 2020	$1,798

Information Analysis Incorporated	Form 10-Q Third quarter 2020

3.	Leases

The Company has an operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s balance sheets as of September 30, 2020, and December 31, 2019. As of September 30, 2020, and December 31, 2019, the Company does not have any sales-type or direct financing leases.

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

The Company’s lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet	as of	as of
Classification	September 30, 2020	December 31, 2019

Assets:
Right-to-use operating lease asset	$76,531	$149,762

Liabilities:
Operating lease liability - current	$72,458	$103,955
Operating lease liability - non-current	-	45,595
Total lease liabilities	$72,458	$149,550

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s balance sheet at September 30, 2020.

September 30, 2020

Remainder of 2020	$27,859
2021	46,433
Total lease payments	74,292
Less: discount	(1,834)
Present value of lease liabilities	$72,458

As of September 30, 2020, the Company’s sole operating lease had a lease term of approximately nine months. The discount rate of the lease is equal to IAI’s incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the three months ended September 30, 2020 and 2019, the Company incurred $26,122 of expense related to its operating leases. Rent expense for the nine months ended September 30, 2020 and 2019, was $78,365.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

4.	Stock-Based Compensation

The Company has two shareholder-approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. Fair values of option awards granted in the three months and nine months ended September 30, 2020 and 2019, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020			September 30, 2019
Risk-free interest rate	0.26%	n/a	0.26%	-	0.33%	2.31%
Dividend yield	0%	n/a		0%		0%
Expected term (in years)	5	n/a		5		5
Expected volatility	69.6%	n/a	65.8%	-	69.6%	57.9%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At September 30, 2020, there were unexpired options for 591,000 shares issued under the 2016 Plan, of which 369,500 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 839,000 unexpired options remaining from the 2006 Plan at September 30, 2020, all of which were exercisable.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

The status of the options issued under the foregoing option plans as of September 30, 2020, and changes during the nine months ended September 30, 2020, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at December 31, 2019	1,349,000	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(129,000)	0.17
Options forfeited	-	-
Outstanding at March 31, 2020	1,220,000	$0.24
Options granted	10,000	0.15
Options exercised	-	-
Options expired	(10,000)	0.19
Options forfeited	-	-
Outstanding at June 30, 2020	1,220,000	$0.24
Options granted	210,000	0.66
Options exercised	-	-
Options expired	-	-
Options forfeited	-	-
Outstanding at September 30, 2020	1,430,000	$0.30	4 years, 5 months	$487,773
Exercisable at September 30, 2020	1,208,500	$0.24	3 years, 5 months	$482,268

There were 210,000 options granted during the three months and 220,000 option granted during the nine months ended September 30, 2020, and there were no options granted during the three months and 3,000 options granted during the nine months ended September 30, 2019. There were no options exercised during the three months and nine months ended September 30, 2020, and there were no options exercised during the three months and 10,000 options exercised during the nine months ended September 30, 2019. As of September 30, 2020, there was $72,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of six months.

Total compensation expense related to these plans was $6,365 and $585 for the three months ended September 30, 2020 and 2019, respectively, and $7,171 and $5,521 for the nine months ended September 30, 2020 and 2019, respectively.

Nonvested option awards as of September 30, 2020 and changes during the nine months ended September 30, 2020 were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2020	23,500	$0.17
Granted	-	-
Vested	(5,000)	0.21
Forfeited	-	-
Nonvested at March 31, 2020	18,500	$0.15
Granted	10,000	0.08
Vested	(15,500)	0.16
Forfeited	-	-
Nonvested at June 30, 2020	13,000	$0.09
Granted	210,000	0.37
Vested	(1,500)	0.12
Forfeited	-	-
Nonvested at September 30, 2020	221,500	$0.36

Information Analysis Incorporated	Form 10-Q Third quarter 2020

5.	Revolving Line of Credit

The Company has a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line expires on July 31, 2021. As of September 30, 2020, no amounts were outstanding under this line of credit. The Company did not borrow against this line of credit in the last twelve months.

6.	Note Payable

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan (“PPP”), guaranteed by the U.S. Small Business Administration (“SBA”). The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, or, if the Company does not apply for forgiveness, for ten months after the end of the Company’s twenty-four week loan forgiveness covered period, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. The amount of forgiveness for which IAI may be approved is uncertain.

7.	Earnings (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 121,422 shares from stock options were excluded from diluted shares for the three months ended September 30, 2019, and the antidilutive effect of 215,595 shares from stock options were excluded from diluted shares for the nine months ended September 30, 2019.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

	Net income		Per share
	(loss)	Shares	amount
Basic net income per common share for the three months ended September 30, 2020:
Income available to common shareholders	$214,703	11,211,760	$0.02
Effect of dilutive stock options	-	625,667	-
Diluted net income per common share for the three months ended September 30, 2020	$214,703	11,837,427	$0.02

Basic net loss per common share for the three months ended September 30, 2019:
Loss available to common shareholders	$(179,224)	11,211,760	$(0.02)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended September 30, 2019	$(179,224)	11,211,760	$(0.02)

Basic net income per common share for the nine months ended September 30, 2020:
Income available to common shareholders	$53,744	11,211,760	$-
Effect of dilutive stock options	-	598,632	-
Diluted net income per common share for the nine months ended September 30, 2020	$53,744	11,810,392	$-

Basic net loss per common share for the nine months ended September 30, 2019:
Loss available to common shareholders	$(578,679)	11,207,145	$(0.05)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the nine months ended September 30, 2019	$(578,679)	11,207,145	$(0.05)

8.	COVID-19

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

To date, the COVID-19 impact on the Company’s existing business has been minimal. The Company had previously implemented the necessary infrastructure for its employees to work remotely, so it did not experience material issues supporting its customers. The Company rapidly adapted to the challenges presented to its administration, including challenges to management, accounting, and information technology infrastructure. The extent to which business development efforts have been hampered by the inability to meet with potential customers in person is indeterminable. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows over time is uncertain.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

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

Information Analysis Incorporated	Form 10-Q Third quarter 2020

We have performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Department of Agriculture, Department of Defense, Department of Education, Department of Energy, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, and several private sector companies. We have recently worked as a subcontractor in partnership with General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA, and Anteon), Guidehouse LLP (formerly PriceWaterhouseCoopers), and several other large and small prime contractors. IAI also provides services through its GSA MAS Schedule contract (47QTCA18D0080) and maintains reseller and solution partner relationships with firms such as Adobe Systems, Carahsoft, FedResults, Heirloom Computing, immixTechnology, Micro Focus, Microsoft, Oracle and UiPath. Additional information on IAI may be viewed at its website located at www.infoa.com.

Business Strategy and Trends

IAI has been experiencing prolonged delays in the commencement of new professional fees contracts and subcontracts due to protests and now coronavirus. The largest of these contracts, originally delayed due to protest and subsequently delayed due to indirect effects related to coronavirus, commenced on June 1, 2020.

Organizations such as National Academy of Public Administration, National Employment Law Project, and Alliance for Digital Innovation, along with employment and government workforce exeprts, have indicated that the effects of the coronavirus pandemic have highlighted the massive challenges that have been created by the failures of of federal and state agencies to update their IT infrastructures.  Changes to qualifications and regulations involving lending and unemployment, as well as large scale insurance claims, health care bottlenecks, and procurement and distribution issues for personal protective equipment, have created the stressors that help to indicate the areas where modernization of large legacy systems is essential. Federal government agencies, state agencies, and the banking, insurance, and health care industries are recognizing the need to modernize and migrate from their legacy systems quickly, rather than waiting until the next large stressor to their systems materializes.

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

Concentration of Risk

In the three months ended September 30, 2020, our prime contracts with U.S. government agencies generated 54.1% of our revenue, subcontracts under federal procurements generated 44.8% of our revenue, and commercial contracts generated 1.1% of our revenue. The terms of these contracts and subcontracts vary from single transactions to seven years. Among prime contracts with U.S. government agencies, one software sales contract generated 12.1% of our revenue. One subcontract under a federal procurement generated 20.6% of our revenue, and three professional services subcontracts under one prime contractor (including the one that generated 20.6% above) for projects at one federal agency collectively generated 33.2% of our revenue.

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

Information Analysis Incorporated	Form 10-Q Third quarter 2020

In the nine months ended September 30, 2020, our prime contracts with U.S. government agencies generated 69.0% of our revenue, subcontracts under federal procurements generated 30.3% of our revenue, and commercial and local government contracts combined generated 0.7% of revenue. The terms of these contracts and subcontracts vary from single transactions to seven years. Among prime contracts with U.S. government agencies, one software sales contract generated 17.9% of our revenue. One subcontract under a federal procurement generated 10.3% of our revenue, and four professional services subcontracts under one prime contractor (including the one that generated 10.3% above) for projects at one federal agency collectively generated 21.7% of our revenue.

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

Throughout all periods presented herein, prime contracts comprised the vast majority of our revenue.  However, the bulk of the revenue from prime contracts was software sales.  For the three months ended September 30, 2020, software sales under prime contracts were the source of 49.7% of total revenue, but only 6.9% of total gross profit.  For the three months ended September 30, 2019, software sales under prime contracts were the source of 69.0% of total revenue, but only 12.0% of total gross profit.  For the nine months ended September 30, 2020, software sales under prime contracts were the source of 62.0% of total revenue, but only 7.2% of total gross profit.  And for the nine months ended September 30, 2019, software sales under prime contracts were the source of 67.7% of total revenue, but only 7.3% of total gross profit.

At September 30, 2020, accounts receivable balances related to two prime contracts with U.S. government agencies represented 15.2% and 10.5%, respectively, of our outstanding accounts receivable, and balances related to three professional services subcontracts under one prime contractor for projects at one federal agency collectively represented 54.7% of our outstanding accounts receivable, two of which individually represented 33.2% and 12.4%, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 55.6% of total revenue in the third quarter of 2020, and 72.1% of revenue in the third quarter of 2019, and accounted for 67.3% of total revenue in the nine months ended September 30, 2020, and 70.0% of revenue in the nine months ended September 30, 2019.

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

Revenue

Our revenues in the third quarter of 2020 were $3,922,746 compared to $3,182,597 in the third quarter of 2019, an increase of $740,149, or 23.3%. Professional fee revenue was $1,580,684 in the third quarter of 2020 versus $888,662 in the corresponding quarter in 2019, an increase of $692,022, or 77.9%, and software revenue was $2,342,062 in the third quarter of 2020 versus $2,293,935 in the third quarter of 2019, an increase of $48,127, or 2.1%. Revenue from professional fees increased due to contracts and subcantracts that commenced since the third quarter of 2019, particularly one for which performance was initially delayed due to protest by the incumbent, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2020 versus the same period in 2019 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $614,328, or 15.7% of revenue in the third quarter of 2020 versus $384,317, or 12.1% of revenue in the third quarter of 2019. For the quarter ended September 30, 2020, $529,582 of the gross profit was attributable to professional fees at a gross profit percentage of 33.5%, and $84,746 of the gross profit was attributable to software sales at a gross profit percentage of 3.6%. In the same quarter in 2019, we reported gross profit for professional fees of $325,068, or 36.6%, of professional fee revenue, and gross profit of $59,249, or 2.6% of software sales. Gross profit from professional fees increased $204,514 as a result of the additional professional fees revenue. Gross profit on software sales increased due to an increase in referral fees earned, against which there are few to no costs charged. Exclusive of referral fees, gross profit on software sales decreased $6,151. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. In general, this fluctuation does not have a material effect on our gross profit, as the gross profit percentage on individual software sales contracts averages less than 2.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $342,778, or 8.7% of revenues, in the third quarter of 2020 versus $467,667, or 14.7% of revenues, in the third quarter of 2019. These expenses decreased $124,889, or 26.7%, from the third quarter of 2019. These decreases are primarily related to decreases in the costs of overhead and administrative labor, and the fringe benefits associated with that labor, as well as decreases in legal and accounting expenses.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

Commissions expense was $56,643, or 1.4% of revenues, in the third quarter of 2020 versus $98,394, or 3.1% of revenues, in the third quarter of 2019. The decrease in commissions as a percentage of revenue is due largely to a newer contract that contributed significantly to revenue for which there is little applicable commission. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net Income (Loss)

Net income for the three months ended September 30, 2020, was $214,703, or 5.5% of revenue, versus net loss of ($179,224), or (5.6%) of revenue, for the same period in 2019. The increase in net income is due to the June 1, 2020, commencement of a subcontract that had been delayed in protest since second quarter 2019, and winning additional contracts, including one related to the effect of coronavirus on the operations of a U.S. federal agency. We continue to incur the costs necessary to gain additional business.

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

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

Revenue

Our revenues in the first nine months of 2020 were $10,803,897 compared to $8,065,837 in the first nine months of 2019, an increase of $2,738,060, or 33.9%. Professional fee revenue was $3,353,508 in the first nine months of 2020 versus $2,412,409 in the corresponding quarter in 2019, an increase of $941,099, or 39.0%, and software revenue was $7,450,389 in the first nine months of 2020 versus $5,653,428 in the first nine months of 2019, an increase of $1,796,961, or 31.8%. Revenue from professional fees increased due primarily to contracts and subcontracts that were added since the first nine months of 2019, as well as variations in the levels of activity on several other continuing contracts. The increase in our software revenue in 2020 versus the same period in 2019 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit was $1,282,171, or 11.9% of revenue in the first nine months of 2020 versus $1,063,917, or 13.2% of revenue in the first nine months of 2019. For the quarter ended September 30, 2020, $1,121,103 of the gross profit was attributable to professional fees at a gross profit percentage of 33.4%, and $161,068 of the gross profit was attributable to software sales at a gross profit percentage of 2.2%. In the same quarter in 2019, we reported gross profit for professional fees of $967,089, or 40.1%, of professional fee revenue, and gross profit of $96,828, or 1.7% of software sales. Gross profit from professional fees increased primarily due to the addition of new contracts and the associated increase in revenue. Gross profit on software sales increased primarily due to an increase in referral fees earned, for which there are few to no costs charged against them, and due to an increase in overall revenue, partially based on sales of one of our newer software offerings, for which we have found better margins. Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned, although the fluctuation does not have a material effect on our gross profit, as the gross profit percentage on individual software sales contracts averages less than 2.0%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $1,049,761, or 9.7% of revenues, in the first nine months of 2020 versus $1,481,694, or 18.4% of revenues, in the first nine months of 2019. These expenses decreased $431,933, or 29.2%, from the first nine months of 2019. These decreases are primarily related to decreases in the costs of overhead and administrative labor, and the fringe benefits associated with that labor, as well as decreases in legal and accounting expenses.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

Commissions expense was $179,560, or 1.7% of revenues, in the first nine months of 2020 versus $169,155, or 2.1% of revenues, in the first nine months of 2019. Commissions are driven by varying factors and are earned at varying rates for each salesperson.

Net Income (Loss)

Net income for the nine months ended September 30, 2020, was $53,744, or 0.5% of revenue, versus net loss of ($578,679), or (7.2%) of revenue, for the same period in 2019. The increase in net income is due to the June 1, 2020, commencement of a subcontract for which performance had been initially delayed since second quarter 2019 as a result of a protest, reductions in overhead and administrative labor and other administrative expenses, and winning additional contracts, including one related to the effect of coronavirus on the operations of a U.S. federal agency.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations and the proceeds received from our Paycheck Protection Program loan, were sufficient to provide financing for our operations. For the first nine months of 2020, net cash provided by operating activities was $38,569. Our cash flows from financing activities provided $450,000 as proceeds of our PPP loan guaranteed by the SBA. Our overall increase in cash and cash equivalents of $429,929, when added to a beginning balance of $1,039,442, yielded cash and cash equivalents of $1,469,371 at September 30, 2020.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and next expires on July 31, 2021. As of September 30, 2020, no amounts were outstanding under this line of credit. We did not borrow against this line of credit during the first nine months of 2020.

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, we applied for a Paycheck Protection Program loan (“PPP”), guaranteed by the U.S. Small Business Administration (“SBA”). We were funded by our lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, or, if the Company does not apply for forgiveness, for ten months after the end of the Company’s twenty-four week loan forgiveness covered period, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits The Company plans to apply to the SBA through its lender for forgiveness for an amount up to $450,000 before the end of November, since its twenty-four week loan forgiveness covered period expired on October 5, 2020. The amount of forgiveness for which IAI may be approved is uncertain.

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

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Form 10-Q Third quarter 2020

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information Analysis Incorporated	Form 10-Q Third quarter 2020

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

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

Information Analysis Incorporated
(Registrant)

Date:	November 16, 2020	By:	/s/ Sandor Rosenberg
Sandor Rosenberg, Chairman of the Board,
Chief Executive Officer,
and President

Date:	November 16, 2020	By:	/s/ Matthew T. Sands
Matthew T. Sands, Acting Principal Financial Officer
and Controller