Form 10-K
period 2020-12-31
INFORMATION ANALYSIS INC
filed 2021-03-31
CIK 803578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))

by the registered public accounting firm that prepared or issued its audit report.                                                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 7,066,878 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2020, was approximately $1,484,044. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 26, 2021, there were 11,286,760 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

None.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

i

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statement

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

PART I

Item 1. Business

Overview of Market

Founded in 1979, Information Analysis Incorporated, which we sometimes refer to as the Company or IAI, is in the business of developing and maintaining information technology (IT) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations. Since IAI's inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to, the Department of Agriculture, Department of Defense, Department of Education, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, and General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA). At present, we primarily apply our technology, services and experience to legacy software migration and modernization, developing web-based and mobile device solutions, including dynamic electronic forms development and conversion, data analytics, and we are in the process of acquiring talent and expertise in developing cybersecurity and cloud services practices.

Cloud Solutions Marketplace

The cybersecurity and cloud solutions markets continue to be among the fastest growing segments of the information technology professional services business as small and large companies, and state and federal government agencies are rapidly expanding their presence and reach through cloud implementations. The range of products and services involved in this sector is extensive. Complex web applications generally require knowledge of customers’ back-end systems based on mainframe or mid-level computers. Few small companies have the expertise to develop these more sophisticated web applications. We distinguish ourselves among smaller companies by having such expertise, typically associated with larger companies, both internally and through strategic business relationships with leading-edge software firms.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Information Collection and Dissemination

Given executive level directives to improve outreach to its stakeholders, federal and state government agencies are now empowered to find means of facilitating dissemination of information quickly and efficiently. Government requirements are unique in that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Forms usage within the federal government is also subject to Section 508 and its related accessibility requirements for information and communications technology.  Of particular concern are PDF documents, which need special remediation due to not generally being accessible by screen readers.  PDF's are the predominant format for forms in the federal government, and we support several agencies in Section 508 PDF remediation through our solutions partnership with Adobe Systems.

The U.S. federal government has been employing more form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android and other operating systems. Working with Adobe’s latest versions of Adobe Experience Manager (AEM), we have been able to build applications for several federal clients employing mobile devices, as well as converting paper-based forms into “dynamic” or “adaptive” forms.

Legacy Migration and Modernization

The migration and modernization market is complex and diverse. Many large legacy systems remain in use because of the enormous cost to re-engineer these systems. Typically, these legacy systems have been patched and modified without adequate documentation for decades and utilize multiple reporting applications and methods used to recall the information contained within the systems. Currently, the options available to modernize these systems are many and include introduction of new hardware systems, employing advanced software languages, and utilization of the Internet or Intranet to achieve desired efficiencies. All of these options are often very expensive and time consuming because they require starting all over in defining requirements, designing structures, programming, and testing.

Opportunities for our modernization expertise continue to exist as government agencies and private companies are being driven to modernize for various reasons.  One major reason is the increasing difficulty of finding and retaining staff with technical skills in outdated but in-use programming languages.  Many senior programmers who possess these skills are nearing retirement.  Another driving factor is the increased funding by federal and state legislatures to address the upgrading of their legacy systems. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and data base languages are generally poorly supported by their providers. Maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. The inherent stability of these legacy systems and the costs of modernizing them through traditional methods have been barriers to decision-makers executing on the modernizations, but the increases in resources needed and the decrease in resources available to support these legacy systems will continue to force the issue. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. Ove the next decade, we expect organizations to be under increasing pressure revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive enterprise products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. IAI, in conjunction with strategic partners, such as Micro Focus and Software Mining, offers its own conversion tool set and those of our partners in addressing this need and positioning us to uniquely deliver successful results. It is difficult to determine the exact size of this segment, but even a minor share of this market would represent significant prospective customers with meaningful opportunities.

IAI was a major partner in the successful modernization effort of the SBA's 504 loan program through 2017 and 2018, and we are currently working with those same partners on another large effort at the SBA.

Because of IAI’s unique modernization capabilities, IAI has been a preferred small business partner to some key large systems integrators.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Description of Business and Strategy

Our traditional areas of services offerings revolve around legacy system modernization, dynamic and adaptive forms creation and data collections, Section 508 compliance on fillable and savable PDF’s and web-based forms, and development of applications revolving around data collection, including the Department of Homeland Security’s Parking and Transit Subsidy Application Tool and the Department of Veteran’s Affairs’ intelligent adaptive 10-10EZ multi-platform application.

For several years we have been aligned with Micro Focus, an established company in the legacy COBOL environment, to jointly participate in the conversion of large legacy mainframe systems to PC and Unix server platforms.  Micro Focus has developed a suite of products that simplify the conversion process and enable the entry screens to be Internet accessible.  We use these Micro Focus tools in conjunction with our proprietary ICONS suite of conversion tools to perform legacy platform modernizations with a speed and efficiency that sets us apart from most competitors in the legacy modernization market. The diverse capabilities of our staff in mainframe technology and client-server implementations help to assure that our staff can analyze the original systems properly to conduct accurate and thorough conversions both from a technical and a business perspective. Our modernization methodology has evolved over time through the successful completion of numerous conversion projects.

Our strategy to exploit the conversion and modernization market is also predicated on continuing to form alliances with large information technology consulting firms and systems integrators who currently maintain the legacy systems for large government agencies and Fortune 1000 companies. These strategic alliances have resulted in significant opportunities in the past and are likely to be important in procuring future business.

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

We recognize the need to enhance our service and product capabilities as a means of expanding our business base and maintaining growth in the future. We are broadening our range of third-party applications and products to include cloud services, artificial intellingence and robotics process automation, and cybersecurity products, for which we offer implementation, design, and customization services.  We are strengthening our human capital by acquiring the talent and expertise we need to offer the best and most secure solutions tailored to each client.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

We offer many of our services as an individual company under a Multiple Award Schedule for information technology through the General Services Administration.  We are pursuing several other IDIQ contract vehicles and Governmentwide Acquisition Contracts (GWACs) through partnerships and individually.  These types of contract vehicles facilitate the award process for several U.S. federal agencies by establishing a comapny's qualifications and other factors specific to the vehicle, and many requests for proposals are issued under specific contract vehicles.

Backlog

As of December 31, 2020, we estimated our backlog at approximately $31.5 million over the next three years under existing contract relationships, of which $6.0 million was funded. This backlog consists of outstanding contracts and general commitments from current clients. We regularly provide services to certain clients on an as-needed basis without regard to a specific contract. General commitments represent those services which we anticipate providing to such clients during a twelve-month period.

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

In the realm of enterprise-based web content management systems, there are a number of small and large companies offering such software products and related consulting services. We believe that the Adobe Experience Manager product suite will continue to excel against such competition, including offerings such as Microsoft’s SharePoint solution. AEM has performed well in the federal marketplace due to its full offering of powerful capabilities such as cloud integration and intuitive customization. Adobe Experience Manager is a solution that optimizes the authoring, management and delivery of digital media and content across owned channels, including Web, mobile, email, print and social communities. From 2019 to 2020, Gartner named Adobe as a leader in multiple categories of its Magic Quadrant reporting including, but not limited to, Digital Experience Platforms, Personalization Engines, CRM Lead Management, Ad Tech, Digital Commerce, and Multichannel Marketing Hubs.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Employees

As of December 31, 2020, we employed thirty-three full-time and four part-time individuals. In addition, we maintained subcontractor relationships with companies and individuals that add six individuals for professional information technology services. All of our billable professional employees have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Although software sales constitute a significant part of our overall revenue, the gross profit we derive from such sales is very modest, generally less than three percent. Consequently, we are reliant on professional fee revenue to maintain and operate our business. Our number of professional fee engagements are limited and we have relied upon several key engagements to provide us with the level of revenue we require to breakeven or gain a modest degree of profitability.  Any loss of a key contract will have a detrimental effect on the Company.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Failure to keep pace with a changing technological environment could negatively impact our business.

The IT industry in general, and the market for our application software offerings and services, is characterized by rapidly changing technology, frequent new technology introductions, and significant competition. In order to keep pace with this rapidly changing market environment, we must continually develop and incorporate into our services new technological advances and features desired by the marketplace at acceptable prices. If we are unsuccessful in identifying, developing and marketing our services and technology or adapting our business to rapid technological change, it will have a material negative impact on our results of operations.

Gaining entry into new markets for services offerings such as cybersecurity, cloud services, and artificial intelligence may prove to be unsuccessful.

Although we currently intend to expand into cybersecurity, cloud services, and the artificial intelligence markets, we do not have significant prior experience in these markets.  There are no assurances that we will be successful in developing the required expertise or succeeding in these new markets.

Investments we are making in developing infrastructure and gaining expertise in new services offerings such as cybersecurity, cloud services, and artificial intelligence may take time to recover.

The successful development and commercialization of new services and technology involves many risks, including the identification of new opportunities, timely completion of the development process, the control and recovery of development and production costs and acceptance by customers of our products and services. If we are unsuccessful in developing and marketing our new services and technology, it is likely to have a material negative impact on our results of operations.

We are subject to intense competition from other companies engaged in software development, cloud services, and other computer-related services.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.

The success of our business and our ability to operate profitably is dependent upon our ability to hire, retain and utilize qualified personnel, including personnel with expertise in very old computing languages, for which there is a limited supply, and personnel with expertise in cutting-edge immature technologies. We also must be able to hire and retain corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain a sufficient amount of qualified personnel. Furthermore, some of our personnel may be required to obtain or hold government-granted clearances to obtain government projects. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

We may acquire other businesses, products or technologies; if we do, we may be unable to integrate them with our business effectively or at all, which may adversely affect our business, financial condition and operating results.

If we find appropriate opportunities and have adequate funding, we may acquire other businesses, product lines or technologies. However, if we acquire a business, product line or technology, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Further, the acquisition of a business may result in the assumption of unknown liabilities or create risks with respect to our existing relationships with suppliers and customers. If we make acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets, any of which may adversely affect our business, financial condition or operating results.

If we are unable to raise additional capital when needed, we may not be able to execute the acquisition of other businesses.

We may require additional capital to fund operations, capital expenditures and or the acquisition of other businesses. We may finance future cash needs through public or private equity offerings, debt financings, or corporate collaborations. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our acquisition opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

We are dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations. In addition, increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely on information technology networks and systems, including the Internet and cloud services, many of which are managed by third parties, to securely process, transmit and store electronic information of financial, marketing, legal and regulatory nature to manage our business processes and activities. Although we have implemented enhanced controls around our information technology systems, these systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product and services sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, or our operations may be disrupted, exposing us to performance failures with customers. In addition, cybersecurity threats, such as computer viruses, attacks by computer hackers or other cybersecurity threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that our security controls and safeguard measures taken to improve our cybersecurity protection will be sufficient to mitigate all potential risks to our systems, networks and data. Potential consequences of a cybersecurity attack include disruption to systems, corruption of data, unauthorized release of confidential or otherwise protected information, reputational damage, and litigation with third parties. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities related to a cybersecurity attack.

Health epidemics, pandemics, and other natural disasters and national emergencies may have material adverse effects on our business.

We face various risks related to widespread health emergencies and natural disasters, including the global outbreak of COVID-19 (coronavirus). If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with the COVID-19 pandemic, our operations will likely be impacted. Effects experienced by our customers may affect the quantity of billable work we can perform, and effects experienced by our suppliers may impact our ability to deliver on our sales contracts. Opportunities to seek new business may be delayed indefinitely.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Our common stock is presently quoted on the OTCQB under the symbol “IAIC”, and traded through broker-dealers. Because our stock trades on OTCQB rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

The extent to which we can reach and encourage the participation of enough of our investors to secure minimum thresholds for shareholder approval for matters subject to shareholder approval is uncertain.

Given the limited amount trading our shares have experienced over the last several years, we have relied on relationships with investors owning material amounts of shares to reach minimum thresholds needed for shareholder approval of matters that were subject to a shareholder vote. The voting control over some of those shares have changed, and there is some question as to whether we can garner enough votes to decide shareholder matters by simple proxy solicitation. We may need to engage a third-party proxy solicitor if we obtain too little response to a proxy solicitation.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock started trading on the OTCQB market on January 15, 2021,under the symbol IAIC. Prior thereto, our shares traded on the OTC Pink Market and the OTC Bulletin Board.  The following table sets forth, for the fiscal periods indicated, the high and low bid prices of the Common Stock:

	2020 Quarter Ended:				2019 Quarter Ended:
	03/31/20	06/30/20	09/30/20	12/31/20	03/31/19	06/30/19	09/30/19	12/31/19
High	$0.25	$0.24	$0.87	$1.63	$0.26	$0.23	$0.20	$0.17
Low	$0.09	$0.10	$0.13	$0.59	$0.20	$0.18	$0.17	$0.08

The quotations on which the above data are based reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Because our stock trades on OTCQB rather than on a national securities exchange, a shareholder may find it difficult to either dispose of or obtain quotations as to the price of our common stock. There has historically been a low trading volume of our shares which may have an adverse impact on a shareholder’s ability to execute transactions of our shares.

Holders

As of December 31, 2020, we had 105 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2020.

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

Overview

In 2020, the key factor to our return to profitability was the 70% increase in our revenue from professional fees, almost all of which was related to our modernization services. When our largest subcontract award emerged from protest proceedings and commenced in June 2020, a year after the contract was originally awarded, it immediately eased our cash flow burdens, took some of the concern over COVID-19 uncertainty away, and allowed us to shift our focus from short-term cash management to strategic planning and growth.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

2020 was not without its challenges. In the first half of the year, we had been carrying several employees that are key to our modernization services at least partially on overhead in anticipation of the commencement of projects delayed by protest, causing strain on cash flows. And of course, like every other business, large and small, we had to adapt to the new environment surrounding COVID-19. Fortunately, we had most of the infrastructure in place for employees to work remotely, but the ways in which we interact with customers, potential customers, peers, as a management team, as a sales team, internal and external technical support, and recruiting and human resources management were affected.

As 2020 came to a close, we had fully reversed the losses incurred early in the year, cash balances were building back up to over $1.8 million, we invested in internal technological infrastructure improvements, including more robust, higher capacity, better protected server systems with improved firewall protections, we mapped out a plan to expand our services and software offerings into cybersecurity, Cloud services, and artificial intelligence, we began the process to upgrade our stock listing from the pink sheets to OTCQB to make it easier for our shareholders to trade, and we began to rebuild our sales teams.

Cash and cash equivalents increased $819,000 in 2020, due mostly to a combination of profitable operations and borrowings of $450,000 under the Paycheck Protection Program (“PPP”), guaranteed by the U.S. Small Business Administration (“SBA”).

The nature of our business is a mixture of fees earned for specialized professional information technology services, including modernization services and electronic forms services, and sales of third-party software. Our profit margins on our professional fees materially exceed our profit margins on software sales. We continue to devote attention to software sales despite the low margins because certain software manufacturers require minimum software sales levels for us to be a certified as a partner to perform the professional services supporting or using the software. We require a certain level of professional fee revenue to generate enough profit margin to cover our general and administrative expenses.

Our management will continue to explore ways to expand our current market spaces and develop new ones that may offer more opportunity. This may take the shape of organic growth or through acquisitions of other companies. In 2020, IAI evaluated certain merger and acquisition opportunities that would expand our company offerings. Although these particular opportunities did not result in any transactions in 2020, IAI is more aggressively pursuing its search to find potential acquisition opportunities.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Statements of Operations, expressed as a percentage of revenue:

	Years ended December 31,
	2020	2019
Revenues
Professional fees	39.8%	31.9%
Software sales	60.2%	68.1%
Total revenues	100.0%	100.0%
Cost of revenues
Cost of professional fees	25.6%	19.5%
Cost of software sales	58.5%	66.7%
Total cost of revenues	84.1%	86.2%
Gross profit	15.9%	13.8%
Operating expenses
Selling, general and administrative expenses	10.8%	18.5%
Commissions expense	2.1%	2.5%
Income (loss) from operations	3.0%	(7.2% )
Other income	0.0%	0.1%
Income (loss) before provision for income taxes	3.0%	(7.1% )
Provision for income taxes	0.0%	0.0%
Net income (loss)	3.0%	(7.1% )

2020 Compared to 2019

Revenue. Total revenue for 2020 increased $3.7 million, or 36.8%, to $13.9 million from $10.2 million in 2019. Revenue from professional services fees increased $2.3 million, or 70.4%, to $5.5 million in 2020 from $3.2 million in 2019. Revenue from professional fees increased primarily from the addition of professional fee modernization services subcontracts, some of which had been awarded but delayed due to protest of the prime contract awards in 2019. Revenue from software sales increased $1.5 million, or 21.0%, to $8.4 million in 2020 from $6.9 million in 2019. The increase in our software sales revenue in 2020 versus 2019 is from the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. In addition, sales of robotics process automation (RPA) software have increased as a percentage of total software sales. Software product and maintenance sales and commissions on registered sales are subject to considerable fluctuation from period to period, based on the product mix sold and customer demand. Revenue from software sales comprised 60.2% of total sales in 2020, compared to 68.1% of total sales in 2019.

Gross Profit. Gross profit increased $809,000, or 57.8%, in 2020 versus 2019. Gross profit on professional fees revenue is substantially higher than gross profit on software sales, as gross profit on software sales is more dependent on the costs from third-party suppliers, and revenue is generally based on increasingly-competitive bidding in which identical products are offered by all bidders at very low profit margins. Overall gross profit as a percentage of revenue increased to 15.9% of revenue in 2020 from 13.8% of revenue in 2019 due to the increase in professional fees as a percentage of total revenues. Gross profit from professional fees for 2020 was $2.0 million, or 35.5% of professional fees revenue, while gross profit for 2019 from professional fees was $1.3 million, or 38.9% of professional fees revenue. Gross profit from professional fees increased primarily due to the material increase in professional fees revenue. For software sales, gross profit percentage increased to 3.0% in 2020 from 2.0% in 2019. The primary reason for the increase in gross profit percentage on software sales is an increase in incentive payments earned, Software product sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. Increases and decreases in our software sales, excluding incentive payments, generally do not have a material effect on our gross profit, as the gross profit percentage on software sales averages less than 3.0%.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Selling, General and Administrative. Selling, general and administrative expense decreased in 2020 by $371,000 to $1.5 million, or 10.8% of revenue, from $1.9 million, or 18.5% of revenue, in 2019. These decreases are primarily due to decreases in the cost of non-billable labor and the associated cost of fringe benefits, as we had hired and carried employees in 2019 who were not fully billable in anticipation of the commencement of services on a subcontract award under prime contract that had been protested. Additionally, the decrease is due to costs incurred in 2019 associated with a potential merger that did not proceed to settlement. These decreases offset increases in stock compensation expenses and executive bonuses.

Commission Expense. Commission expense in 2020 was $293,000, or 2.1% of revenue, versus $253,000, or 2.5%, in 2019. Commissions are driven by varying factors and are earned at varying rates for each salesperson. The increase in commission expense is primarily related to increases in incentive payments received to $132,000 in 2020 versus $27,000 in 2019.

Net income (loss). Net income for 2020 was $413,000, or 3.0% of revenues, versus net loss of $717,000, or (7.1%) of revenue, for 2019, a positive change of $1.1 million. The largest contributing factors to the change are the commencement (following prolonged delays due to protest) of professional fee modernization subcontracts and increases in incentive payments received.

We had previously reported losses in each of the last eight first calendar quarters. In 2021, we believe we have reversed that trend. We had also previously reported that we require a certain level of professional fee revenue to generate enough profit margin to cover our general and administrative expenses. With the commencement of previously delayed subcontracts, and the addition of additional contracts, we have surpassed that minimum requirement and are in a period of sustainable profitability. We are working to expand both the services and the products we offer into the areas of cybersecurity, cloud services, and artificial intelligence, and have made investments in sales and business development, as well as in our IT infrastructure.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies that the Company adopts as of the specified effective date.

If there had been accounting standards recently adopted or pending adoption and such accounting changes were expected to affect our results of operations, financial position or liquidity, the notes to the financial statements would have included a discussion of those accounting standards.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations and a forgivable term loan under the Paycheck Protection Program of $450,000, were sufficient to provide financing for our operations. We expect to apply for forgiveness as soon as our lender again begins accepting forgiveness applications following its implementation of the most recent legislative changes that impact the program. For 2020, net cash provided by operating activities was $423,000. When combined with the proceeds of our PPP loan and employee option exercises, and reduced by investments in fixed assets, we increased cash balances by $819,000 to bring our cash and cash equivalents balance to $1.9 million at December 31, 2020.

We have a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1 million. The line became effective December 20, 2005, and expires on July 31, 2021. The credit agreement includes an interest rate indexed to 3.50% above the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate with a floor of 4.0%. The total amount allowed to be drawn against the line is limited by varying percentages of our eligible accounts receivable. At December 31, 2020, the limit was $1 million. The bank is granted a security interest in all of the Company’s assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2020 was 4.0%. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank. At December 31, 2020, the Company was in compliance with its covenants with its lender. As of December 31, 2020 and 2019, no amounts were outstanding under this line of credit. We did not borrow against this line of credit in 2020.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for at least one year from the filing of this Annual Report on Form 10-K.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Item 8. Financial Statements and Supplementary Data

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Information Analysis Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Information Analysis Incorporated (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Revenue recognition – Gross Versus Net Recognition of Sales of Third-Party Software (Note 2 to the Financial Statements)

The Company is typically the principal in sales of third-party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. The Company recognizes revenue from these sales at the point in time that control passes to the customer, which is typically after the software licenses have been implemented and the customer gains access to the software. In instances where the Company is not required to provide implementation services, the Company is the agent and recognizes sales on a net basis at the point that their customer and vendor accept the terms and conditions of the arrangement.

The principal considerations for our determination that performing procedures relating to revenue recognition – gross versus net considerations is a critical audit matter are (1) that there was judgment applied by management in assessing the indicators that the Company controls the promised service before it was transferred to the customer, including assessing whether the Company was primarily responsible for fulfilling the promised service and whether the Company had full discretion in establishing the prices for the promised service, and (2) a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.

Our audit procedures related to management’s gross versus net revenue recognition included the following, among others:

●	Obtained documentation prepared by management to understand the Company’s process to evaluate gross versus net
●

Evaluated the reasonableness of management’s judgments on whether the Company is acting as a principal or agent, after considering whether the Company is the primary obligation provider, its exposures to inventory risks and the discretion in establishing the prices by reviewing agreements with software provider and understanding the business substance

●	Evaluated whether the Company’s conclusion is consistent with relevant accounting standards

For a selection of contracts, we performed the following procedures:

●	Inspected the customer contract to determine whether the sale represented a valid transaction
●	Evaluated whether management’s conclusion of gross versus net revenue recognition was reasonable in the circumstance
●	Agreed the amount of revenue recognized to source documents such as invoices, form of payments, and executed contract and related modifications, if any

We have served as the Company’s auditor since 2012.

/s/ CohnReznick LLP

Tysons, Virginia

March 31, 2021

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,858,160	$1,039,442
Accounts receivable	1,442,231	668,712
Prepaid expenses and other current assets	142,770	500,163
Total current assets	3,443,161	2,208,317

Contract assets	210,688	-
Property and equipment, net of accumulated depreciation and amortization of $312,320 and $300,258	62,166	9,681
Right-of-use operating lease asset	51,405	149,762
Other assets	6,281	6,281
Total assets	$3,773,701	$2,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$103,646	$216,227
Contract liabilities	946,884	464,223
Accrued payroll and related liabilities	375,168	219,350
Commissions payable	181,626	108,058
Note payable - current portion	93,009	-
Other accrued liabilities	57,399	54,257
Operating lease liability current portion	45,595	103,955
Total current liabilities	1,803,327	1,166,070

Note payable - non-current portion	356,991	-
Operating lease liability non-current portion	-	45,595

Total liabilities	2,160,318	1,211,665

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,904,376 and 12,854,376 shares issued, 11,261,760 and 11,211,760 shares outstanding as of December 31, 2020 and 2019	129,043	128,543
Additional paid-in capital	14,720,065	14,682,937
Accumulated deficit	(12,305,514)	(12,718,893)
Treasury stock, 1,642,616 shares at cost at December 31, 2020 and 2019	(930,211)	(930,211)
Total stockholders' equity	1,613,383	1,162,376

Total liabilities and stockholders' equity	$3,773,701	$2,374,041

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2020	2019
Revenues
Professional fees	$5,527,139	$3,243,790
Software sales	8,375,932	6,921,191
Total revenues	13,903,071	10,164,981

Cost of revenues
Cost of professional fees	3,566,229	1,981,231
Cost of software sales	8,127,509	6,783,771
Total cost of revenues	11,693,738	8,765,002

Gross profit	2,209,333	1,399,979

Selling, general and administrative expenses	1,504,077	1,875,255
Commission expense	293,408	252,511

Income (loss) from operations	411,848	(727,787)

Other income	1,531	10,541

Income (loss) before provision for income taxes	413,379	(717,246)

Provision for income taxes	-	-

Net income (loss)	$413,379	$(717,246)

Comprehensive income (loss)	$413,379	$(717,246)

Net income (loss) per commion share - basic	$0.04	$(0.06)

Net income (loss) per commion share - diluted	$0.03	$(0.06)

Weighted average common shares outstanding
Basic	11,222,826	11,208,308
Diluted	12,049,322	11,208,308

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total

Balances, December 31, 2018	12,844,376	$128,443	$14,676,006	$(12,001,647)	$(930,211)	$1,872,591

Net loss				(717,246)		(717,246)

Stock option compensation			6,031			6,031

Issuance of stock from exercise of options	10,000	100	900			1,000

Balances, December 31, 2019	12,854,376	128,543	14,682,937	(12,718,893)	(930,211)	1,162,376

Net loss				413,379		413,379

Stock option compensation			27,628			27,628

Issuance of stock from exercise of options	50,000	500	9,500			10,000

Balances, December 31, 2020	12,904,376	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$413,379	$(717,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,062	5,834
Stock-based compensation	27,628	6,031
Bad debt expense	-	90
Changes in operating assets and liabilities
Accounts receivable	(773,519)	(15,963)
Contract assets	(210,688)	-
Prepaid expenses and other current assets	357,393	(115,383)
Accounts payable	(112,581)	190,933
Contract liabilties	482,661	145,671
Accrued payroll and related liabilities, and other accrued liabilities	153,362	(17,088)
Commissions payable	73,568	(400,025)
Net cash provided by (used in) operating activities	423,265	(917,146)

Cash flows from investing activities
Acquisition of property and equipment	(64,547)	(8,368)
Net cash used in investing activities	(64,547)	(8,368)

Cash flows from financing activities
Proceeds from note payable	450,000	-
Issuance of stock from exercise of options	10,000	1,000
Net cash provided by financing activities	460,000	1,000

Net increase (decrease) in cash and cash equivalents	818,718	(924,514)

Cash and cash equivalents, beginning of the year	1,039,442	1,963,956

Cash and cash equivalents, end of the year	$1,858,160	$1,039,442

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Revenue Recognition

See Note 2 for a detailed description of revenue recognition under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”).

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. No allowance for doubtful accounts has been recorded at December 31, 2020 and 2019.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

At December 31, 2020, the Company had the stock-based compensation plans described in Note 11 below. Total compensation expense related to these plans was $27,628 and $6,031 for the years ended December 31, 2020 and 2019, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

Income (Loss) Per Share

The Company’s income (loss) per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 12 for more details.

Concentration of Credit Risk

During the year ended December 31, 2020, the Company’s prime contracts with U.S. government agencies represented 58.3% of revenue, subcontracts under federal procurements represented 40.6% of revenue, and 1.1% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one individual contract represented 13.9% of revenue. Three subcontracts under federal procurements represented 17.9%, 10.3% and 8.7% of revenue, respectively. One prime contractor under which the Company has multiple subcontracts represented 28.7% of revenue in aggregate.

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

The Company sold third-party software and maintenance contracts under agreements with one major supplier in 2020 and 2019, accounting for 58.4% and 67.1% of total revenue, respectively.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

At December 31, 2020, the Company’s accounts receivable included receivables from prime contracts with one U.S. government agency that represented 16.4% of the Company’s outstanding accounts receivable, and receivables from two subcontracts under federal procurements that represented 56.8% and 14.4% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 71.2% of the Company’s outstanding accounts receivable in aggregate.

At December 31, 2019, the Company’s accounts receivable included receivables from prime contracts with two U.S. government agencies that represented 13.0% and 10.7% of the Company’s outstanding accounts receivable, respectively, and receivables from one subcontract under a federal procurement that represented 43.2% of the Company’s outstanding accounts receivable.

Related Party Transactions

The Company’s Director of Human Resources is the spouse of Stan Reese, who served as the Senior Vice President and Chief Operating Officer of the Company through December 31, 2020, and now serves as Chief Executive Officer and President. During the years ended December 31, 2020 and 2019, the Director of Human Resources received wages and paid leave distributions totaling $140,400 and $131,552, respectively, as an employee of the Company.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Disaggregation of Revenue from Contracts with Customers

Contract	Year ended 12/31/2020		Year ended 12/31/2019
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$4,627,252	33.3%	$2,446,439	24.1%

Services Fixed Price	194,505	1.4%	434,058	4.3%

Services Combination	476,629	3.4%	231,122	2.3%

Services Fixed Price per Unit	228,754	1.6%	132,171	1.3%

Third-Party Software	7,697,940	55.4%	6,233,703	61.3%

Software Support & Maintenance	545,991	3.9%	660,926	6.5%

Incentive Payments	132,000	1.0%	26,562	0.2%

Total Revenue	$13,903,071		$10,164,981

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at December 31, 2020, and December 31, 2019. The accounts receivable balance does not include the amount invoiced but withheld from payment as a financing component under one contract with a customer. The present value of the withheld amount is classified as a contract asset.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. Changes in contract assets balances in 2020 and 2019 are as follows:.

Contract Assets

Balance at December 31, 2019	$-
Contract assets added	210,688
Balance at December 31, 2020	$210,688

There was no balance of contract assets at December 31, 2018.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contract liabilities balances in 2020 and 2019 are as follows:

Contract Liabilities

Balance at December 31, 2018	$318,552
Contract liabilities added	861,637
Revenue recognized	(715,966)
Balance at December 31, 2019	$464,223
Contract liabilities added	1,465,299
Revenue recognized	(982,638)
Balance at December 31, 2020	$946,884

Revenue recognized during 2020 from the balance at December 31, 2019 was $464,223, and revenue recognized during 2019 from the balance at December 31, 2018, was $318,552.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at December 31, 2020, and December 31, 2019. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that one of its subcontracts to a prime contractor includes a significant financing component. The subcontract is invoiced on a time and materials basis, under which 90% of each invoice amount is paid under regular terms, and the 10% payment balance of each invoice is deferred until the prime contractor meets a specific deliverable under its prime contract, which is expected to occur approximately June 2022. The primary purpose of this arrangement is to assist the prime contractor in meeting all of its financial obligations until it can realize the financial benefit of meeting the deliverable. The Company has estimated its interest rate of 4.5% based on a small premium over the rate of its revolving line of credit as of the measurement date. The financing component cumulative balance is reflected in contract assets above.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software, as well direct costs associated with contract deliverables for which control of the work product has not passed to the customer and contract revenue has not been recognized. These costs are reported under the prepaid expenses and other current assets caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in 2020 and 2019 are as follows:

Deferred Costs of Revenue

Balance at December 31, 2018	$294,115

Deferred costs added - maintenance	799,742
Deferred costs expensed	(640,250)

Balance at December 31, 2019	$453,607

Deferred costs added - maintenance	66,624
Deferred costs added - deliverables	41,161
Deferred costs expensed	(472,324)

Balance at December 31, 2020	$89,068

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

3.            Leases

The Company has an operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s balance sheets as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company does not have any sales-type or direct financing leases.

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

The Company’s lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet	As of	As of
Classification	December 31, 2020	December 31, 2019

Assets:
Right-to-use operating lease asset	$51,405	$149,762

Liabilities:
Operating lease liability - current	$45,595	$103,955
Operating lease liability - non-current	-	45,595
Total lease liabilities	$45,595	$149,550

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s balance sheet at December 31, 2020.

December 31, 2020

Payments in 2021	$46,433
Total lease payments	46,433
Less: discount	(838)
Present value of lease liabilities	$45,595

As of December 31, 2020, the Company’s sole operating lease had a lease term of six months remaining. The discount rate of the lease is equal to IAI’s incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the years ended December 31, 2020 and 2019, the Company incurred $104,487 of expense related to its operating leases.

4.            Receivables

Accounts receivable at December 31, 2020 and 2019, consist of the following:

	2020	2019
Billed federal government	$1,425,217	$668,712
Unbilled receivables	17,014	-
Accounts receivable	$1,442,231	$668,712

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables include short-term contract assets where billing cycles differ from calendar months or a monthly fixed billing amount does not reflect the revenue earned in a given month.  The accounts receivable balance as of December 31, 2018, was $652,839.

5.            Fair Value Measurements

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

The following table represents the fair value hierarchy for the Company’s financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3
December 31, 2020
Money market funds	$1,343,370	$-	$-
Total	$1,343,370	$-	$-

December 31, 2019
Money market funds	$940,773	$-	$-
Total	$940,773	$-	$-

Money market funds are highly liquid investments. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The carrying amount of financial instruments such as accounts receivable and accounts payable approximate the related fair value due to the short-term maturities of these instruments.

6.            Property and Equipment

A summary of property and equipment at December 31, 2020 and 2019, consist of the following:

	2020	2019
Furniture and equipment	$75,747	$75,747
Computer equipment and software	291,925	227,378
Leasehold improvements	6,814	6,814
Subtotal	374,486	309,939
Less: accumulated depreciation and amortization	(312,320)	(300,258)
Total	$62,166	$9,681

Depreciation and amortization expense for the years ended December 31, 2020 and 2019, was $12,062 and $5,834, respectively.

7.            Revolving Line of Credit

On December 20, 2005, the Company entered into a revolving line of credit agreement with TD Bank providing for demand or short-term borrowings up to $1 million. The credit agreement includes an interest rate indexed to 3.50% above the Intercontinental Exchange Benchmark Administration Ltd. London Interbank Offered Rate with a floor of 4.0%. The line of credit expires on July 31, 2021. The total amount allowed to be drawn against the line is limited by varying percentages of the Company’s eligible accounts receivable. At December 31, 2020, the limit was $1 million. The bank is granted a security interest in all of the Company’s assets if there are borrowings under the line of credit. Interest on outstanding balances is payable monthly. The effective rate at December 31, 2020 was 4.0%. Under the line of credit agreement, the Company is bound by certain covenants, including maintaining a minimum tangible net worth and producing a number of periodic financial reports for the benefit of the bank. At December 31, 2020, the Company was in compliance with its covenants with its lender.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

There was no outstanding balance on the line of credit at December 31, 2020 or 2019.

8.            Note Payable

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the SBA. The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, or, if the Company does not apply for forgiveness, for ten months after the end of the Company’s twenty-four week loan forgiveness covered period, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. The amount of forgiveness for which IAI may be approved is uncertain. The Company plans to apply for forgiveness of the full amount of the loan.  The lender has temporarily suspended accepting forgiveness applications for loans greater than $150,000 pending further guidance from the SBA.  The following table represents note payable balances at December 31, 2020:

PPP loan	$450,000
Total	450,000
Less current portion	(93,009)
Non-current portion	$356,991

9.            Income Taxes

The tax effects of significant temporary differences representing deferred tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets (liabilities)
Net operating loss carryforwards	$691,000	$916,200
Accrued commissions	39,600	9,000
Accrued vacation	37,600	21,200
Property and equipment	(24,500)	(23,500)
Other	2,400	3,700
Subtotal	746,100	926,600
Valuation allowance	(746,100)	(926,600)
Total	$-	$-

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	December 31,
	2020	2019
Income (loss) before taxes	$413,379	$(717,246)
Income tax expense (benefit) on above amount at federal statutory rate	$86,800	$(150,600)
State income tax expense (benefit), net of federal benefit	20,700	(35,900)
Permanent differences	7,400	2,900
Other	(1,000)	(1,300)
NOL Expirations	66,600	1,302,000
Change in valuation allowance	(180,500)	(1,117,100)
Provision for income taxes	$-	$-

Income tax expense for the years ended December 31, 2020 and 2019 consists of the following:

	December 31,
Current income taxes	2020	2019
Federal	$128,200	$-
State	30,500	-
Benefit from utilization of net operating losses	(158,700)	-
Subtotal	-	-
Deferred taxes	-	-
Provision for income taxes	$-	$-

The Company has recorded a valuation allowance to the full extent of its currently available net deferred tax assets which the Company determined to be not more-likely-than-not realizable. The Company has net operating loss carryforwards of approximately $2.7 million, of which $1.3 million will expire, if unused, between the years 2021 and 2036.

The Company may have been deemed to have experienced changes in ownership which may impose limitations on its ability to utilize net operating loss carryforwards under Section 382 of the Internal Revenue Code. However, as the deferred tax asset is fully offset by a valuation allowance, the Company has not yet conducted a Section 382 study to determine the extent of any such limitations.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that as of December 31, 2020 and 2019, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

The income tax returns of the Company are subject to examination by income taxing authorities in all jurisdictions for which the Company files tax returns, generally for three years after each was filed, but extending to years from which net operating loss carryforwards are utilized to reduce current year taxes.  The Company is not currently under audit in any jurisdiction.

10.          Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement, which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2020 and 2019, the Company matched 25% of the first 6% of the participants’ elective deferrals. The balance of funds forfeited by former employees from unvested employer matching contribution accounts may be used to offset current and future employer matching contributions. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2020 or 2019. Expenses for matching contributions for the years ended December 31, 2020 and 2019 were $40,741 and $32,162, respectively.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

11.          Stock Options and Warrants

The Company has two stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which was approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Generally such options vest over periods of six months to two years. The fair values of option awards granted in 2020 and 2019 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2020			2019
Risk-free interest rate	0.26%	-	0.39%	2.31%
Dividend yield		0%		0%
Expected term (in years)		5		5
Expected volatility	65.8%	-	90.3%	57.9%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provided for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At December 31, 2020 and 2019, there were 606,000 and 371,000 options, respectively, issued under the 2016 Plan, of which 371,000 and 347,500 were exercisable, respectively.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or when employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 789,000 and 978,000 unexpired exercisable options remaining from the 2006 Plan at December 31, 2020 and 2019, respectively.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

The status of the options issued under the foregoing option plans as of December 31, 2020 and 2019, and changes during the years ended December 31, 2020 and 2019, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive options	Shares	per share	contractual term	value
Outstanding at December 31, 2018	1,376,500	$0.23
Options granted	3,000	0.21
Options exercised	(10,000)	0.10
Options expired	(15,500)	0.10
Options forfeited	(5,000)	0.46
Outstanding at December 31, 2019	1,349,000	$0.23	3 years, 11 months	$-
Options granted	235,000	0.64
Options exercised	(50,000)	0.20
Options expired	(99,000)	0.18
Options forfeited	(40,000)	0.16
Outstanding at December 31, 2020	1,395,000	$0.31	4 years, 5 months	$1,591,223

Exercisable at December 31, 2019	1,325,500	$0.23	3 years, 10 months	$-
Exercisable at December 31, 2020	1,160,000	$0.24	3 years, 4 months	$1,400,423

Nonvested stock option awards as of December 31, 2020 and 2019, and changes during the years ended December 31, 2020 and 2019, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2018	148,500	$0.20
Granted	3,000	0.11
Vested	(123,000)	0.20
Forfeited	(5,000)	0.21
Nonvested at December 31, 2019	23,500	$0.17
Granted	235,000	0.36
Vested	(23,500)	0.17
Forfeited	-	-
Nonvested at December 31, 2020	235,000	$0.36

As of December 31, 2020, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $58,553, which is expected to be recognized over a weighted average period of 5 months.

12.         Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss, because the inclusion of such items would be antidilutive. No shares were excluded from diluted shares for the year ended December 31, 2020. The antidilutive effect of 67,312 from stock options were excluded from diluted shares for the year ended December 31, 2019.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

INFORMATION ANALYSIS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share.

			Per share
	Net income (loss)	Shares	amount
Basic net income per common share for the year ended December 31, 2020:
Income available to common shareholders	$413,379	11,222,826	$0.04
Effect of dilutive stock options	-	826,496	(0.01)
Diluted net income per common share for the year ended December 31, 2020:	$413,379	12,049,322	$0.03

Basic net loss per common share for the year ended December 31, 2019:
Loss available to common shareholders	$(717,246)	11,208,308	$(0.06)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the year ended December 31, 2019:	$(717,246)	11,208,308	$(0.06)

13.         Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2020 and 2019:

	2020	2019
Deferred costs of software sales	$47,907	$453,607
Deferred direct cost of pending deliverables	41,161	-
Licenses and subscriptions	22,840	22,645
Prepaid insurance	26,072	20,791
Other	4,790	3,120
Total	$142,770	$500,163

The following table summarizes the Company’s other current liabilities as of December 31, 2020 and 2019:

	2020	2019
Accrued costs of software sales	$46,078	$-
Accrued accounting and auditing expense	-	47,000
Other	8,196	7,257
Interest payable	3,125	-
Total	$57,399	$54,257

14.         Subsequent Events

In order to raise additional funds for working capital and anticipated expansion efforts, on March 29, 2021, the Company raised $495,999 through a private placement of shares of ots common stock.  330,666 shares were issued in this placement.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Adaptations to preserve the separation of duties following the promotion of existing personnel within the organization to the roles of the principal executive and principal financial officers have been made wherever feasible.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the name, age (as of March 30, 2021) and position of each of our directors.

Name of director	Age	Director since	Position with the Company
Jack L. Johnson, Jr.	64	2021	Director
Mark T. Krial	63	2016	Chairman of the Board
Charles A. May, Jr.	83	1997	Director
William H. Pickle	71	2015	Director
Stanley A. Reese	64	2021	Director, CEO & President
Bonnie K. Wachtel	65	1992	Director

Jack L. Johnson, Jr., 64, is the CEO and Managing Partner for Jack Johnson and Associates, a strategic consulting firm located in McLean, VA. The firm specializes in providing business and risk consulting to clients domestically and internationally, particularly in the areas of business risk, pre and post-sale merger and acquisition support, business integration as well as in-depth security assessments.

Previously he was a Partner and Sector Leader with Guidehouse Consulting, and its legacy firm, PricewaterhouseCoopers (PwC). In this capacity, he led the firm’s Defense Sector Practice, and his portfolio of responsibility includes all service components within the U.S. Department of Defense; Army, Navy, Air Force and Marine Corps; the Office of the Secretary of Defense; all Other Defense Organizations and Other Defense Agencies; as well as the North Atlantic Treaty Organization, along with Commercial Aerospace and Defense. Prior to assuming this role in 2014, he served as the sector leader for the Homeland Security and Law Enforcement sector, overseeing the Department of Homeland Security, Department of Justice and the Intelligence Community.

Before joining PwC in 2005, Mr. Johnson served as the first Chief Security Officer (CSO) for the newly formed Department of Homeland Security (DHS). In this capacity, he was directly involved in the establishment of DHS after 9/11 and integrating the 22 agencies that now comprise the Department. He directed all security-related activities for DHS organizations and its over 200,000 employees, including physical, personnel, and information security, as well as counterintelligence and internal investigations. He was designated as the Cognizant Security Authority (CSA) for the Department, having responsibility and authority over all classified programs and information, was the senior representative to the Intelligence Community, and served as the first DHS representative to the National Security Council.

His previous government service before his appointment at DHS consisted of over 20 years with the United States Secret Service, rising to the position of Deputy Assistant Director, and serving in a wide range of managerial and executive assignments of increasing responsibility and complexity. His career included the full range of investigative, protective, and intelligence-related duties, both domestically and internationally, as well as assignments with various Presidents, Vice Presidents, Presidential candidates, and foreign heads of state.

Prior to being commissioned as a Secret Service Agent in 1983, he was a Police Officer and Detective for Fairfax County, Virginia Police Department, and also is a veteran of the United States Army.

Mr. Johnson received his Bachelor of Science degree from the University of Maryland, a Masters in Forensic Science degree from George Washington University and has completed additional post-graduate study at the University of Virginia and Johns Hopkins School of Management. He has previously testified on multiple occasions before Congress on homeland security and national security-related issues and is a frequent speaker at many national and international conferences, seminars, and symposiums. Additionally, he has also been featured on the CBS Morning Show, 60 Minutes, Forensic Files and The Today Show.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Mark T. Krial, 63, has been serving as president of Marathon TS, Inc., an information technology and professional services company which serves the federal government and commercial markets, since 2009. Prior to that, he served as president of Cornell Technical Services, an information technology firm, for 15 years. He holds a B.S. degree from Oklahoma A&M State University. Mr. Krial has been a board member of IAI since 2016.

Mr. Krial offers over 30 years of achievement within information technology and computer-based disciplines. His management approach emphasizes innovative techniques to achieve high performance, cost effective and profit enhancing solutions. High level experience includes sales, marketing, business development and strategic planning capabilities.

Charles A. May, Jr., 83, has been serving as a national security and strategic business planning consultant for several years. In 1992, he retired as a Lt. General from the Air Force where he last served as Assistant Vice Chief of Staff, Headquarters US Air Force, Washington, D.C. He is a graduate of the U.S. Air Force Academy, where he once served as an Associate Professor of Political Science. General May has also graduated from the NATO Defense College, has a Master’s degree in International Relations from Columbia University, and has completed the course work toward a Ph.D., and has completed the University of Pittsburgh’s Management Program for Executives.

General May brings a world of experience relating to strategic planning, the government as a customer, assessment of trends in national security, accountability, and stability to our Board.

William H. Pickle, 71, is a government affairs/business development consultant with over 30 years of experience at senior levels within the federal government.

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

Stanley A. Reese, 64, joined the Company in 1993. Mr. Reese has been director since March 11, 2021, and Chief Executive Officer and President since February 17, 2021, after serving in interim capacities for those officer positions from January 1, 2021. He previously served as Senior Vice President beginning in 1997 and Chief Operating Officer beginning in 1999. From 1992 to 1993, he served as Vice President, Technical Services at Tomco Systems, Inc. Prior to Tomco Systems, he served as Senior Program manager at ICF Information Technology, Inc. Mr. Reese has over 35 years of experience managing and marketing large scale mainframe and PC-based applications. Mr. Reese holds a B.A. in History from George Mason University.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Bonnie K. Wachtel, 65, is a principal of Wachtel & Co., Inc., a boutique investment firm based in Washington, D.C. Ms. Wachtel has been a director of several local companies since joining her firm in 1984, and currently serves on the Board of VSE Corporation, a provider of engineering services to federal government clients, and ExOne Co., a global provider of 3D printing machines, products, and services to industrial clients. Industry experience includes ten years (2006-2016) on the Hearing Panel for Nasdaq Listing Qualifications. Ms Wachtel holds B.A. and M.B.A. degrees from the University of Chicago and a J.D. from the University of Virginia. She is a Certified Financial Analyst.

Ms. Wachtel is a trusted resource with regard to business strategy, public markets, merger and acquisition opportunities, corporate governance, regulatory compliance, and risk management. Given her background and occupation, she is qualified to be the audit committee’s financial expert.

Executive Officers

The following table sets forth the name, age (as of March 29, 2019) and position of each of our executive officers.

Name of executive officer	Age	Position with the Company
Stanley A. Reese	64	Chief Executive Officer and President
Matthew T. Sands	50	Chief Financial Officer

Stanley A. Reese, 64, joined the Company in 1993. See description under directors above.

Matthew T. Sands, 50, joined the Company in 2002 as Controller. Mr. Sands has been Chief Financial Officer since February 4, 2021, after serving in that position in an interim capacity beginning in April 2020. Prior to joining the Company, he was director of finance at an international internet telephony development company. Mr. Sands also has experience in the banking industry and in investment company accounting. Mr. Sands is a graduate of University of Delaware with a Bachelor of Science degree in Accounting and a second major in Finance.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no officers, directors and 10% beneficial owners who failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act during our 2020 fiscal year.

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Procedures for Stockholder Nominations to the Board of Directors

There were no material changes to the procedures for nominating directors by our stockholders made in the year ended December 31, 2020.

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

Item 11. Executive Compensation

The Summary Compensation Table below sets forth individual compensation information for the Chief Executive Officer and the other executive officers serving as executive officers as of December 31, 2020 (collectively “Named Executive Officers”):

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option awards[1] ($) (f)	All other Compensation[2] ($) (i)	Total ($) (j)
Sandor Rosenberg	2020	142,000	--	--	32,654	174,654
Chairman of the Board and Chief Executive Officer through 12/31/2020	2019	142,000	--	--	15,335	157,335
Stanley A. Reese	2020	161,875	10,000	37,000	21,977	230,852
Chief Operating Officer	2019	154,000	--	--	9,662	163,662
Richard S. DeRose	2020	20,417	--	--	850	21,267
Executive Vice President and Chief Financial Officer through 04/19/2020	2019	70,000	--	--	8,921	78,921
Matthew T. Sands Acting Chief Financial Officer from 04/20/2020	2020	141,500	5,000	37,000	7,351	190,851

1 Assumptions used to determine the fair value of option awards can be found in Note 11 to our financial statements.

2References to All Other Compensation include employer matching contributions to each individual’s 401(k) defined contribution account under our company-wide 401(k) Pension and Profit Sharing Plan, routine payouts of excess vacation accruals, and employer payments for long-term care insurance under an executive carve-out.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

The following table sets forth the outstanding equity awards for the named executive officers of the Company as of December 31, 2020:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)
Stanley A. Reese	50,000		0.15	03/20/2022
Stanley A. Reese	100,000		0.35	07/17/2022
Stanley A. Reese	100,000		0.16	02/12/2023
Stanley A. Reese	50,000		0.145	10/07/2023
Stanley A. Reese	25,000		0.25	04/11/2026
Stanley A. Reese	100,000		0.47	02/22/2028
Stanley A. Reese		100,000	0.66	09/02/2030
Matthew T. Sands	8,000		0.16	05/26/2021
Matthew T. Sands	20,000		0.15	06/12/2022
Matthew T. Sands	32,000		0.156	08/08/2023
Matthew T. Sands	20,000		0.17	09/23/2024
Matthew T. Sands	20,000		0.37	06/19/2028
Matthew T. Sands		100,000	0.66	09/02/2030

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On September 30, 1997, the Company agreed in writing to provide to Stanley A. Reese, Chief Executive Officer and President as of February 17, 2021, and formerly Senior Vice President and Chief Financial Officer, three months’ severance pay of his full-time base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. Reese’s termination or substantial reduction of duties, he will receive a six-month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion. Had the event of termination or change-in-control occurred on December 31, 2020, Mr. Reese’s compensation under the agreement would have been $43,750 or $87,500, respectively.

On September 2, 2020, the Company agreed in writing to provide to Matthew T. Sands, Chief Financial Officer as of February 17, 2021, and formerly Controller and acting Chief Financial Officer, three months’ severance pay of his full-time base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. Reese’s termination or substantial reduction of duties, he will receive a three-month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion. Had the event of termination or change-in-control occurred on December 31, 2020, Mr. Sands’ compensation under the agreement would have been $35,375.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2020, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2020.

Compensation of Directors

For the year ended December 31, 2020, the Company paid each non-employee director an annual fee of $2,000 to serve on the Board, payable quarterly. Options to purchase shares of common stock may be issued in addition to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following Table describes all compensation for each director for the year ended December 31, 2020.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mark T. Krial[1]	2,000	-	-	-	-	-	2,000
Charles A. May, Jr.[2]	2,000	-	-	-	-	-	2,000
William H. Pickle[3]	2,000	-	-	-	-	-	2,000
Bonnie K. Wachtel[2]	2,000	-	-	-	-	-	2,000
James D. Wester[2,4]	2,000	-	-	-	-	-	2,000

1Had option awards for an aggregate amount of 10,000 shares outstanding at December 31, 2020.

2Had option awards for an aggregate amount of 30,000 shares outstanding at December 31, 2020.

3Had option awards for an aggregate amount of 20,000 shares outstanding at December 31, 2020.

4Retired as a director effective March 10, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants, as of March 15, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders[1,2]	1,395,000	$0.34	369,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,395,000	$0.34	369,000

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

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock held as of March 25, 2021, by each person who is known by us based on Schedule 13G, Schedule 13D, and Section 16(a) filings to beneficially own more than 5% of the outstanding shares of our common stock, and as of March 25, 2021, by each current director and; (2) each of the named executive officers listed in the Summary Compensation Table included in Part III Item 10 above; and (3) by all current directors and executive officers as a group:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
TITLE OF CLASS: INFORMATION ANALYSIS INCORPORATED COMMON STOCK
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent Of Class
Joseph P. Daly	1,670,500	(1)	14.8
Palm Management (US) LLC	1,050,000	(2)	9.3
Traditions LP	1,000,000	(3)	8.9
Alan Gelband	934,397	(4)	8.3
Estate of Barry T. Brooks	735,043	(5)	6.5

SECURITY OWNERSHIP OF MANAGEMENT
TITLE OF CLASS: INFORMATION ANALYSIS INCORPORATED COMMON STOCK
Name of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership		Percent Of Class
Stanley A. Reese, Chief Executive Officer and President	525,000	(7)	4.4
Matthew T. Sands, Chief Financial Officer	210,000	(8)	1.8
Jack L. Johnson, Jr., Director	-		*
Mark T. Krial, Chairman of the Board	30,000	(9)	*
Charles A. May, Jr., Director	70,000	(9)	*
William H. Pickle, Director	25,000	(10)	*
Bonnie K. Wachtel, Director	248,800	(9)	2.2

All directors and executive officers as a group	1,108,800	(11)	9.1
*	Beneficial Ownership represents less than 1% of the class of shares.
(1)

The address of Joseph P. Daly is 497 Circle Freeway, Cincinnati, OH 45246. This information was obtained solely from a Form 4 filed by Mr. Daly on July 25, 2019. Mr. Daly owns 450,000 shares directly and 1,183,500 through EssigPR Inc.

(2)

This information was obtained solely from a Schedule 13G filed with the SEC jointly by Palm Management (US) LLC, Palm Global Small Cap Master Fund LP, Bradley C. Palmer, and Joshua Horowitz on February 17, 2021. The address of Palm Management (US) LLC is 19 West Elm Street, Greenwich, CT 06830. Total shares beneficially owned include 1,050,000 with shared voting power and 1,050,000 with shared dispositive power.

(3)	The address of record of Traditions LP is 924 Ridge Drive, McLean, VA 22101.
(4)

This information was obtained solely from a Schedule 13G filed with the SEC on February 2, 2021. The address of the filers is 62 Longwoods Lane, East Hampton, NY 11937. Shares beneficially owned include 378,847 shares with sole voting and sole dispositive power by Alan Gelband, 105,000 shares with sole voting and sole dispositive power by The Alan Gelband Company Defined Contribution Pension Plan and Trust, 440,550 shares with sole voting and sole dispositive power by Alan Gelband Roth IRA, and 10,000 shares with sole voting and sole dispositive power by The Alden Foundation.

(5)

This information was obtained solely from a Schedule 13G filed with the SEC on March 21, 2011. The address of the filers as recorded was 3843 Jamestown Road, Springfield, OH 45502. Current ownership status of the shares of Barry T. Brooks is unknown following his death in 2014. There has been no subsequent Schedule 13G reporting.

(6)	The address of all beneficial holders who are directors or management is in care of the Company.
(7)	Includes 525,000 shares issuable upon the exercise of options to purchase common stock.
(8)	Includes 200,000 shares issuable upon the exercise of options to purchase common stock.
(9)	Includes 30,000 shares issuable upon the exercise of options to purchase common stock.
(10)	Includes 25,000 shares issuable upon the exercise of options to purchase common stock.
(11)	Includes 840,000 shares issuable upon the exercise of options to purchase common stock.
*	Less than 1% ownership of class.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

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

For the year ended December 31, 2020, the Company determined that it had not engaged in related party transactions subject to reporting herein.

Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the NASDAQ Stock Market:

Mark T. Krial

Jack L. Johnson, Jr.

Charles A. May, Jr.

William H. Pickle

Bonnie K. Wachtel

There are no family relationships between any directors or executive officers of the Company.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audits of the Company's annual financial statements for the years ended December 31, 2020 and 2019, respectively, and fees billed for other services rendered by our principal accountants during those periods.

Fee Category	2020 Fees	2019 Fees
Audit Fees	$95,145	$92,284
Audit-Related Fees	--	--
Tax Fees	4,632	4,632
All Other Fees	--	--
Total Fees and Services	$99,777	$96,916

The Audit Committee directly engages the Independent Registered Public Accountants as it relates to the audit of the Company’s fiscal year and the reviews of its fiscal quarters and the associated fees. In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees, that are to be performed by CohnReznick LLP, our independent registered public accounting firm, subject to the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee's pre-approval of non-audit services involves consideration of the impact of providing such services on CohnReznick LLP's independence. All 2020 and 2019 non-audit services were pre-approved by the Audit Committee.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation effective March 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1997 and filed on March 31, 1998
3.3	Amended By-Laws of the Company	Incorporated by reference from the Registrant’s Form S-18 dated November 20, 1986 (Commission File No. 33-9390).
4.1	Copy of Stock Certificate	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ending December 31, 1997 and filed on March 31, 1998
10.1	Office Lease for 18,280 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030.	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.2	Company’s 401(k) Profit Sharing Plan through Aetna Life Insurance and Annuity Company (now VOYA).	Incorporated by reference from the Registrant’s Form 10-KSB/A for the fiscal year ending December 31, 1996 and filed on July 3, 1997
10.3	Second Modification of Lease, dated February 10, 2004, to 4,434 square feet at 11240 Waples Mill Road, Fairfax, Virginia 22030	Incorporated by reference from the Registrant’s Form 10-KSB for the period ended December 31, 2003, and filed on March 30, 2004
10.4	Termination and/or change in control arrangement for Richard S. DeRose dated June 18, 1997	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, and filed on March 30, 2005
10.5	Line of Credit Agreement with TD Bank, N.A. (formerly Commerce Bank, N.A.)	Incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2005, and filed on March 31, 2006
10.6	Information Analysis Incorporated 2006 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 19, 2006

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Exhibit No.	Description	Location
10.7	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated July 18, 2008.	Incorporated by reference from the Registrant’s Form 10-K for the period ended December 31, 2008, and filed on March 31, 2009
10.8	Information Analysis Incorporated 2016 Stock Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed on April 11, 2016
10.9	Sixth Modification of Lease, dated December 9, 2016, to extend term of lease four years.	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2016, and filed on March 31, 2017
10.10	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated May 28, 2017.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2017, and filed on August 14, 2017
10.11	Modification Agreement regarding Line of Credit Agreement with TD Bank, N.A., successor to Commerce Bank, N.A., dated August 13,2020.	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2020, and filed on August 14, 2020
23.1	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP	Filed with this Form 10-K
31.1	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer	Filed with this Form 10-K
31.2	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer	Filed with this Form 10-K
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-K
101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**	XBRL Instance XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Labels XBRL Taxonomy Extension Presentation	Filed with this Form 10-K

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Information Analysis Incorporated                                                                                                                                                                             2020 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ANALYSIS INCORPORATED
(Registrant)

By:	/s/ Stanley A. Reese
Stanley A. Reese, President
March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stanley A. Reese and Matthew T. Sands, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By	/s/ Stanley A. Reese	Chief Executive Officer,	March 31, 2021
	Stanley A. Reese	President, and Director

By	/s/ Mark T. Krial	Chairman of the Board	March 31, 2021
Mark T. Krial

By	/s/ Charles A. May, Jr.	Director	March 31, 2021
Charles A. May, Jr.

By	/s/ William Pickle	Director	March 31, 2021
William Pickle

By	/s/ Bonnie K. Wachtel	Director	March 31, 2021
Bonnie K. Wachtel

By	/s/ Matthew T. Sands	Chief Financial Officer,	March 31, 2021
	Matthew T. Sands	Secretary and Treasurer