Form 10-Q
period 2021-03-31
INFORMATION ANALYSIS INC
filed 2021-05-17
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,045,690 shares of common stock, par value $0.01 per share, as of May 12, 2021.

Information Analysis Incorporated	Form 10-Q First quarter 2021

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Form 10-Q First quarter 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$3,015,943	$1,858,160
Accounts receivable	1,185,963	1,442,231
Prepaid expenses and other current assets	106,294	142,770
Total current assets	4,308,200	3,443,161

Contract assets - non-current	342,631	210,688
Right-of-use operating lease asset	25,911	51,405
Property and equipment, net of accumulated depreciation and amortization of $317,703 and $312,320	61,395	62,166
Other assets	-	6,281
Total assets	$4,738,137	$3,773,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$192,213	$103,646
Revolving line of credit	500,000	-
Contract liabilities	455,496	946,884
Accrued payroll and related liabilities	421,183	375,168
Commissions payable	276,794	181,626
Notes payable - current	149,001	93,009
Operating lease liability - current	18,363	45,595
Other accrued liabilities	8,047	54,274
Interest payable	4,583	3,125
Total current liabilities	2,025,680	1,803,327

Note payable - non-current	300,999	356,991
Total liabilities	2,326,679	2,160,318

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 13,260,042 and 12,904,376 shares issued, 11,617,426 and 11,261,760 shares outstanding as of March 31, 2021, and December 31, 2020, respectively	132,599	129,043
Additional paid-in capital	15,243,769	14,720,065
Accumulated deficit	(12,034,699)	(12,305,514)
Treasury stock, 1,642,616 shares at cost as of March 31, 2021, and December 31, 2020	(930,211)	(930,211)
Total stockholders' equity	2,411,458	1,613,383

Total liabilities and stockholders' equity	$4,738,137	$3,773,701

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First quarter 2021

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenues
Professional fees	$2,439,259	$844,403
Software sales	980,321	1,217,353
Total revenues	3,419,580	2,061,756

Cost of revenues
Cost of professional fees	1,467,699	579,631
Cost of software sales	932,231	1,203,298
Total cost of revenues	2,399,930	1,782,929

Gross profit	1,019,650	278,827

Selling, general and administrative expenses	545,663	340,813
Commissions expense	134,587	65,621
Acquisition costs	70,530	-

Income (loss) from operations	268,870	(127,607)

Other income, net	1,945	1,268

Income (loss) before provision for income taxes	270,815	(126,339)

Provision for income taxes	-	-

Net income (loss)	$270,815	$(126,339)

Comprehensive income (loss)	$270,815	$(126,339)

Net income (loss) per common share - basic	$0.02	$(0.01)

Net income (loss) per common share - diluted	$0.02	$(0.01)

Weighted average common shares outstanding
Basic	11,282,671	11,211,760
Diluted	12,286,216	11,211,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First quarter 2021

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$270,815	$(126,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,383	1,248
Stock option compensation	27,711	450
Changes in operating assets and liabilities:
Accounts receivable	256,268	73,787
Prepaid expenses and other current assets	36,476	208,699
Contract assets	(131,943)	-
Other assets	31,775	-
Accounts payable	88,567	(191,879)
Contract liabilities	(491,388)	(193,432)
Accrued payroll and related liabilities and other accrued liabilities	(25,986)	(51,152)
Commissions payable	95,168	(9,778)
Net cash provided by (used in) operating activities	162,846	(288,396)

Cash flows from investing activities
Acquisition of property and equipment	(4,612)	-
Net cash used in investing activities	(4,612)	-

Cash flows from financing activities
Borrowing under revolving line of credit	500,000	-
Proceeds from issuance of stock	495,999	-
Proceeds from issuance of stock from exercise of options	3,550	-
Net cash provided by financing activities	999,549	-

Net increase (decrease) in cash and cash equivalents	1,157,783	(288,396)

Cash and cash equivalents, beginning of the period	1,858,160	1,039,442

Cash and cash equivalents, end of the period	$3,015,943	$751,046

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First quarter 2021

INFORMATION ANALYSIS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2021:
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2020	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net income	-	-	270,815	-	270,815
Stock option compensation	-	27,711	-	-	27,711
Stock issued	3,306	492,693	-	-	495,999
Issuance of stock from exercise of options	250	3,300	-	-	3,550
Balances at March 31, 2021	$132,599	$15,243,769	$(12,034,699)	$(930,211)	$2,411,458

	For the three months ended March 31, 2020:
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2019	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net loss	-	-	(126,339)	-	(126,339)
Stock option compensation	-	450	-	-	450
Balances at March 31, 2020	$128,543	$14,683,387	$(12,845,232)	$(930,211)	$1,036,487

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q First quarter 2021

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021 (the “Annual Report”), as amended. The accompanying December 31, 2020, balance sheet was derived from the audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of March 31, 2021, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the SEC on March 31, 2021.

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

Revenue Recognition

See Note 2 for a detailed description of revenue recognition under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and its related amendments (collectively known as “ASC 606”).

Segment Reporting

The Company has concluded that it operates in one business segment, providing products and services to modernize client information systems.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. No allowance for doubtful accounts has been recorded at March 31, 2021 and December 31, 2020.

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

Stock-Based Compensation

At December 31, 2020, the Company had the stock-based compensation plans described in Note 4 below. Total compensation expense related to these plans was $27,711 and $450 for the three months ended March 31, 2021 and 2020, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.  The net operating loss carryforwards are offset by a full valuation allowance.

The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of March 31, 2021, and December 31, 2020, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has net operating loss carryforwards of approximately $2.7 million, none of which will expire, if unused, on December 31, 2021.

Income (Loss) Per Share

The Company’s income (loss) per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 8 for more details.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Related Party Transactions

The Company’s Director of Human Resources is the spouse of Stan Reese, who served as the Senior Vice President and Chief Operating Officer of the Company through December 31, 2020, and now serves as Chief Executive Officer and President. During the three months ended March 31, 2021 and 2020, the Director of Human Resources received wages and paid leave distributions totaling $37,511 and $34,536, respectively, as an employee of the Company.

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

Information Analysis Incorporated	Form 10-Q First quarter 2021

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

Information Analysis Incorporated	Form 10-Q First quarter 2021

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 03/31/2021		3 Months ended 03/31/2020
Type	Amount	Percentage	Amount	Percentage

Services Time & Materials	$1,966,129	57.5%	$590,570	28.7%

Services Fixed Price	16,800	0.5%	123,405	6.0%

Services Combination	409,870	12.0%	82,408	4.0%

Services Fixed Price per Unit	46,460	1.4%	48,020	2.3%

Third-Party Software	920,695	26.9%	1,004,305	48.7%

Software Support & Maintenance	16,939	0.5%	212,568	10.3%

Incentive Payments	42,687	1.2%	480	0.0%

Total Revenue	$3,419,580		$2,061,756

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at March 31, 2021, and December 31, 2020. The accounts receivable balance does not include the amount invoiced but withheld from payment as a financing component under one contract with a customer. The present value of the withheld amount is classified as a contract asset.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. Changes in contract assets balances in the three months ended March 31, 2021 and 2020, are as follows:

Contract Assets

Balance at December 31, 2020	$210,688

Contract assets added	131,943

Balance at March 31, 2021	$342,631

There was no balance of contract assets at March 31, 2020.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months ended March 31, 2021 and 2020, are as follows:

Contract Liabilities
Balance at December 31, 2020	$946,884
Contract liabilities added	93,934
Revenue recognized	(585,322)
Balance at March 31, 2021	$455,496

Balance at December 31, 2019	$464,223
Contract liabilities added	19,136
Revenue recognized	(212,568)
Balance at March 31, 2020	270,791

Revenues recognized during the three months ended March 31, 2021 and 2020, from the balances at December 31, 2020 and 2019, were $492,494 and $212,568, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at March 31, 2021, and December 31, 2020. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

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

Information Analysis Incorporated	Form 10-Q First quarter 2021

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in the three months ended March 31, 2021 and 2020, are as follows:

Deferred Costs of Revenue
Balance at December 31, 2020	$89,068
Defered costs added	17,406
Deferred costs expensed	(75,223)
Balance at March 31, 2021	$31,251

Balance at December 31, 2019	$453,607
Defered costs added	181
Deferred costs expensed	(207,437)
Balance at March 31, 2020	$246,351

3.	Leases

The Company has an operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 49 months. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s balance sheets as of March 31, 2021, and December 31, 2020. As of March 31, 2021, and December 31, 2020, the Company does not have any sales-type or direct financing leases.

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

The Company’s lease agreement does not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

Information Analysis Incorporated	Form 10-Q First quarter 2021

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet	as of	as of
Classification	March 31, 2021	December 31, 2020

Assets:
Right-to-use operating lease asset	$25,911	$51,405

Liabilities:
Operating lease liability - current	$18,363	$45,595

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s balance sheet at March 31, 2021.

March 31, 2021

Remainder of 2021	$18,573
Total lease payments	18,573
Less: discount	(210)
Present value of lease liabilities	$18,363

As of March 31, 2021, the Company’s sole operating lease had a lease term of three months. The discount rate of the lease is equal to IAI’s incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the three months ended March 31, 2021 and 2020, the Company incurred $26,122 of expense related to its operating leases.

4.	Accounts Receivable

Accounts receivable at March 31, 2021 and December 31, 2020, consist of the following:

	March 31, 2021	December 31, 2020
Billed federal government	$1,153,203	$1,425,217
Unbilled receivables	32,760	17,014
Accounts receivable	$1,185,963	$1,442,231

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables include short-term contract assets where billing cycles differ from calendar months or a monthly fixed billing amount does not reflect the revenue earned in a given month.

5.	Stock-Based Compensation

The Company has two shareholder-approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

Information Analysis Incorporated	Form 10-Q First quarter 2021

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. There were no options granted in the three months ended March 31, 2020. Fair values of option awards granted in the three months ended March 31, 2021, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months Ended
	March 31, 2021
Risk-free interest rate	0.46%	-	0.92%
Dividend yield		0%
Expected term (in years)		5
Expected volatility	92.6%	-	93.8%

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At March 31, 2021, there were unexpired options for 751,000 shares issued under the 2016 Plan, of which 371,000 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 764,000 unexpired options remaining from the 2006 Plan at March 31, 2021, all of which were exercisable.

Information Analysis Incorporated	Form 10-Q First quarter 2021

The status of the options issued under the foregoing option plans as of March 31, 2021 and 2020, and changes during the three months ended March 31, 2021 and 2020, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at December 31, 2020	1,395,000	$0.31
Options granted	145,000	2.62
Options exercised	(25,000)	0.14
Options expired	-	-
Options forfeited	-	-
Outstanding at March 31, 2021	1,515,000	$0.53	4 years, 5 months	$3,585,623
Exercisable at March 31, 2021	1,135,000	$0.25	3 years, 1 month	$3,013,473

Outstanding at December 31, 2019	1,349,000	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(129,000)	0.17
Options forfeited	-	-
Outstanding at March 31, 2020	1,220,000	$0.24	3 years, 11 months	$-
Exercisable at March 31, 2020	1,201,500	$0.24	3 years, 10 months	$-

There were 145,000 options granted during the three months ended March 31, 2021, and there were no options granted during the three months ended March 31, 2020. There were 25,000 options exercised during the three months ended March 31, 2021, and there were no options exercised during the three months ended March 31, 2020. As of March 31, 2021, there was $301,242 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of six months.

Total compensation expense related to these plans was $27,711 and $450 for the three months ended March 31, 2021 and 2020, respectively.

Nonvested option awards as of March 31, 2021 and 2020, and changes during the three months ended March 31, 2021 and 2020, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2020	235,000	$0.36
Granted	145,000	1.87
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2021	380,000	$0.94

Nonvested at December 31, 2019	23,500	$0.17
Granted	-	-
Vested	(5,000)	0.21
Forfeited	-	-
Nonvested at March 31, 2020	18,500	$0.15

6.	Revolving Line of Credit

At March 31, 2021, the Company had a revolving line of credit with a bank providing for on-demand or short-term borrowings of up to $1,000,000. The line was due to expire on July 31, 2021. As of March 31, 2021, $500,000 was outstanding under this line of credit at a variable interest rate of 4.0%, and there was no outstanding balance at December 31, 2020. This line of credit was replaced on April 16, 2021, as referenced in Note 9.

Information Analysis Incorporated	Form 10-Q First quarter 2021

7.	Note Payable

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the SBA. The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, or, if the Company does not apply for forgiveness, until August 5, 2021, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. The amount of forgiveness for which IAI may be approved is uncertain. As of March 31, 2021, the lender had not yet begun accepting forgiveness applications for loans greater than $150,000. The lender has since begun accepting applications and the Company plans to apply for forgiveness for the full amount of the loan prior to the deadline.  The following table represents note payable balances at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
PPP loan	$450,000	$450,000
Total	450,000	450,000
Less current portion	(149,001)	(93,009)
Non-current portion	$300,999	$356,991

8.	Earnings (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 64,076 shares from stock options were excluded from diluted shares for the three months ended March 31, 2020.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

	Net income		Per share
	(loss)	Shares	amount
Basic net income per common share for the three months ended March 31, 2021:
Income available to common shareholders	$270,815	11,282,671	$0.02
Effect of dilutive stock options	-	1,003,545	-
Diluted net income per common share for the three months ended March 31, 2021:	$270,815	12,286,216	$0.02

Basic net loss per common share for the three months ended March 31, 2020:
Loss available to common shareholders	$(126,339)	11,211,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended March 31, 2020:	$(126,339)	11,211,760	$(0.01)

9.	Subsequent Events

Tellenger, Inc. Acquisition

On April 7, 2021, the Company executed and closed a stock purchase agreement to purchase all of the issued and outstanding shares of stock of Tellenger, Inc. (“Tellenger”). The purchase price was $2.3 million in cash and 68,264 unregistered shares of the Company’s stock, valued at $200,000 for the purposes of the acquisition. Legal fees and other costs specifically related to the Tellenger acquisition in the amount of $70,530 incurred during the period reported herein were classified as acquisition costs in the Company’s Statement of Operations.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Tellenger is primarily engaged in the businesses of cyber security, cloud services, and data analytics services. Tellenger has access to a range of federal government contract vehicles and subcontracts under federal government agencies which include the Department of Homeland Security, the U.S. Department of Agriculture, the Department of Health and Human Services, the U.S. Marine Corps, and the U.S. Census Bureau, among others. Tellenger also performs cloud services for several national not-for-profits. Tellenger’s processes are appraised at CMMI Level 3, providing assurance to customers of consistency and quality in their efforts.

Tellenger will continue to operate as a wholly-owned subsidiary until it, with all of its contracts, qualifications, certifications, and clearances, is able to fully integrate into the Company.

Credit Facility

In conjunction with the Tellenger acquisition, on April 16, 2021, the Company and Tellenger jointly procured a $1 million term loan with Summit Community Bank (“Summit”) to assist with post-acquisition cash flow and integration costs. The loan will be repaid with monthly payments consisting of a fixed principal amount plus accrued interest over the course of two years at a fixed interest rate of 4.89%. The Company and Tellenger also replaced the Company’s prior revolving line of credit discussed in Note 6 with a $1 million revolving line of credit from Summit at a variable rate equal to the Prime Rate published in the Wall Street Journal, which is currently 3.25%, subject to a floor of 3.25%, with an expiration of April 16, 2022.

Lease Agreement

The Company is in the process of negotiating an agreement to lease office space into which it will move its corporate offices.  The lease is expected to commence on July 1, 2021.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 10-K”) and in other filings with the Securities and Exchange Commission.

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

●         our failure to keep pace with a changing technological environment;

●         efforts to gain entry into new markets may be unsuccessful;

●         investments in developing new services offerings may take time to recover;

●         intense competition from other companies;

●         inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;

●         our dependence on the performance of subcontractors on certain contracts;

●         our dependence on current key personnel;

●         our dependence on our ability to hire, retain, and utilize qualified personnel;

●         our inability to integrate businesses, products, or technologies we may acquire;

●         our inability to raise additional capital when needed;

●         our failure to protect our information technology from disruptions, failures, and security breaches;

●         health epidemics, pandemics, and other natural disasters and national emergencies;

●         our dependence on third-party software and software maintenance suppliers;

●         fluctuations in our results of operations and the resulting impact on our stock price;

●         the limited public market for our common stock;

●         our inability to reach investors and gain shareholder approval when needed; and

●         our forward-looking statements and projections may prove to be inaccurate.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2020 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Our Business

Founded in 1979, Information Analysis Incorporated is in the business of modernizing client information systems, performing professional information technology (IT) services, and developing and maintaining IT systems for government and commercial organizations. IAI’s core competencies lie in legacy system (COBOL) migration and modernization, including developing user-friendly interfaces for complex legacy environments, database conversion and migration, development of electronic fillable forms, including smart forms, Section 508 compliant forms, and web-based and mobile device forms solutions, full life cycle Oracle development, and custom software development. We also engage in sales of third-party software for electronic forms development and management, legacy systems modernization, robotics process automation, cyber security solutions, and cloud services. IAI’s customers include federal, state, and local government agencies as well as private sector organizations throughout the United States, with a concentration in the Washington, D.C. metropolitan area.

In order to expand our services offerings into today’s developing technologies, we acquired Tellenger, Inc. on April 7, 2021. Tellenger, which is operating as a wholly-owned subsidiary, is experienced in cyber security, cloud services, and data analytics services with outstanding past performance evaluations and active contracts and subcontracts. Tellenger has access to desirable federal contract vehicles and its processes are appraised at CMMI Level 3, providing assurance to customers of consistency and quality in their efforts. Tellenger has been performing services for the benefit of governmental customers including the Department of Homeland Security, the U.S. Department of Agriculture, the Department of Health and Human Services, the U.S. Marine Corps, and the U.S. Census Bureau, as well for several national not-for-profit organizations.

IAI has performed software modernization and electronic forms conversion projects for over 100 commercial and government customers, including, but not limited to, Department of Agriculture, Department of Defense, Department of Education, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, and several private sector companies. We have recently worked as a subcontractor in partnership with General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA, and Anteon), Guidehouse LLP (formerly PriceWaterhouseCoopers), and several other large and small prime contractors. IAI also provides services through its GSA MAS Schedule contract (47QTCA18D0080) and maintains reseller and solution partner relationships with firms such as Adobe Systems, Carahsoft, FedResults, Heirloom Computing, immixTechnology, McAfee, Micro Focus, Microsoft, Nutanix, Oracle, Proofpoint, and UiPath. Additional information on IAI may be viewed at its website located at www.infoa.com.

Business Strategy and Trends

During the first quarter, IAI’s management has been working to implement our business plan to facilitate growth through a multi-tiered approach. From an operations perspective, we are redeveloping our internal business development team and processes, cultivating our relationships with current, former, and recommended strategic partners, expanding the base of products that we offer to enhance and expand our services offerings, and laying the framework to aggressively pursue federal government contract vehicles, including governmentwide acquisition contracts and agency-specific contracts. These types of contract vehicles facilitate the award process for several U.S. federal agencies by establishing a company’s qualifications and other factors specific to the vehicle, and many requests for proposals are trending toward being issued under specific contact vehicles.

We have also been pursuing growth by strategic acquisition. Just after the close of quarter reported herein, we acquired Tellenger, Inc., a company that performs services in the areas of cyber security, cloud services, and data analytics. Tellenger’s access to desirable federal contract vehicles, the highly desirable skill sets of its employees, its favorable past performance evaluations, and its CMMI Level 3 business processes were the key reasons for the acquisition. Tellenger is currently being operated as a wholly-owned subsidiary, but IAI and Tellenger are already combining expertise and resources to jointly tackle opportunities that neither may have pursued independently. We are exploring several additional acquisition opportunities, but will only proceed when the target companies align with our business plan and complement our current business.

On the capital front, we have been taking steps to make it easier for investors to trade in our stock. In January, we upgraded IAI’s listing from the OTC pink sheets to the OTCQB. Our strategy is to become listed on a major exchange when we qualify for listing.

We have added three directors to our board of directors in 2021, the latest coming on May 6. The backgrounds of the new members offer strategic access to information and resources to enhance board deliberations and guide management. The board is actively engaged in guiding and supporting management in executing our business plan.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Opportunities for our legacy system modernization expertise continue to exist, as personnel with the technical expertise for maintaining these systems written in legacy coding languages are retiring, maintenance costs are materially increasing, hardware and software life-cycles are expiring, and in many cases the users of these systems are finding the need to extend access to the cloud. In 2019, the Government Accountability Office issued a report detailing the top ten systems in use in the federal government that needed modernization, including the Department of the Treasury, the Department of Health and Human Services, the Department of Education, and the Social Security Administration – some of the most vital systems in the U.S. government. Additionally, the effects of the coronavirus pandemic have highlighted the massive challenges that have been created by the failures of federal and state agencies to update their IT infrastructures.  Many of these modernization efforts are very large and are expected to include diverse elements that go beyond the scope of IAI's expertise.  As such, we have been in discussions with larger systems integrators with regard to pursuing these opportunities as members of a team that will collectively provide the best technological solutions to address all of the elements.

Cyber security is an increasingly important component to all information technology. Malware, information and identity theft, and ransomware attacks are ever-present threats. Cloud services too are absolutely vital to nearly all IT projects today. Our development and acquisition of teams with cyber security and cloud services qualifications will enable us to better serve existing clients and should enhance the probability that we can extend our reach to new clients.

Concentration of Risk

In the three months ended March 31, 2021, our prime contracts with U.S. government agencies generated 41.1% of our revenue, subcontracts under federal procurements generated 57.6% of our revenue, and commercial contracts generated 1.3% of our revenue. The terms of these contracts and subcontracts vary from single transactions to seven years. Among prime contracts with U.S. government agencies, one software sales contract generated 23.6% of our revenue and one professional fee contract generated 10.6% of our revenue. One subcontract under a federal procurement generated 39.8% of our revenue, and all subcontracts under that prime contractor collectively generated 49.4% of our revenue.

In the three months ended March 31, 2020, our prime contracts with U.S. government agencies generated 73.2% of our revenue, subcontracts under federal procurements generated 26.7% of our revenue, and commercial and state and local government contracts generated 0.1% of our revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Among prime contracts with U.S. government agencies, one software sales contract generated 34.3% of our revenue. One professional services subcontract under a federal procurement generated 22.0% of our revenue.

At March 31, 2021, accounts receivable balances related to two professional services subcontracts under one prime contractor for projects at one federal agency collectively represented 91.7% of our outstanding accounts receivable, and which individually represented 72.4% and 19.3%, respectively.

We sold third-party software and maintenance contracts under agreements with one major supplier. These sales accounted for 27.4% of total revenue in the first quarter of 2021, and 59.0% of revenue in the first quarter of 2020.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Revenue

Our revenues in the first quarter of 2021 were $3,419,580 compared to $2,061,756 in the first quarter of 2020, an increase of $1,357,824, or 65.9%. Professional fee revenue was $2,439,259 in the first quarter of 2021 versus $844,403 in 2020, an increase of $1,594,856, or 188.9%, and software revenue was $980,321 in the first quarter of 2021 versus $1,217,353 in the first quarter of 2020, a decrease of $237,032, or 19.5%. The increase in revenue from professional fees is due largely to three contracts - one subcontract initially awarded in 2019 that had been delayed due to protest, finally commencing in June 2020, one fixed-price prime contract which had significant deliverables in the first quarter of 2021, and one other subcontract. The decrease in our software revenue in 2021 versus the same period in 2020 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. However, the portion of software sales made up of referral fees increased $42,207 to $42,687. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Gross Profit

Gross profit was $1,019,650, or 29.8% of revenue in the first quarter of 2021 versus $278,827, or 13.5% of revenue in the first quarter of 2020. For the quarter ended March 31, 2021, $971,560 of the gross profit was attributable to professional fees at a gross profit percentage of 39.8%, and $48,090 of the gross profit was attributable to software sales at a gross profit percentage of 4.9%. In the same quarter in 2020, we reported gross profit for professional fees of $264,772, or 31.4%, of professional fee revenue, and gross profit of $14,055, or 1.2% of software sales. Gross profit from professional fees increased $706,788, or 266.9%, as a result of the additional professional fees revenue. Gross profit on software sales increased due to a significant increase in referral fees earned, against which there are few to no costs charged. Exclusive of referral fees, gross profit on software sales decreased $8,172. Software sales and associated margins are subject to considerable fluctuation from period to period, based on the product mix sold and incentive payments earned. In general, this fluctuation does not have a material effect on our gross profit, as the gross profit percentage on individual software sales contracts averages less than 2.0% exclusive of referral fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of sales commissions, were $545,663, or 16.0% of revenues, in the first quarter of 2021 versus $340,813, or 16.5% of revenues, in the first quarter of 2020. These expenses increased $204,850, or 60.1%, due to management changes and administrative salaries, external legal and accounting expenses, increases in director compensation, which had not changed in over twenty years, non-cash costs of stock incentive compensation, and investment in our business development program.

Commissions expense was $134,587, or 3.9% of revenues, in the first quarter of 2021 versus $65,621, or 3.2% of revenues, in the first quarter of 2020. The increase in commissions is mostly tied to our increases in gross profit. Commissions are driven by varying factors and are tied to individual commission plans set forth for each salesperson.

Income (Loss) from Operations

Income from operations was $268,870 in the first quarter of 2021 compared to a loss from operations of $127,607 in 2020, a difference of $396,477. Income from operations was lessened by costs incurred in the period reported of $70,530, mostly legal fees, related to our acquisition of Tellenger, Inc. just after the end of the first quarter of 2021. The increases in revenue and the resulting gross profit outweighed increases in selling, general and administrative expenses and commissions.

Net Income (Loss)

Net income for the three months ended March 31, 2021, was $270,815, or 7.9% of revenue, versus net loss of ($126,339), or (6.1%) of revenue, for the same period in 2020.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, would have been sufficient to provide financing for our operations. In addition to our cash flow from operations of $162,846, we raised $499,549 in equity transactions and borrowed $500,000 from our line of credit, leaving a balance at March 31, 2021 of $3,015,943. The majority of this balance was used to execute the $2.3 million cash portion of the purchase of Tellenger, Inc. on April 7, 2021.

At March 31, 2021, we had a revolving line of credit with a bank providing for demand or short-term borrowings of up to $1,000,000. The line became effective December 20, 2005, and was due to expire on July 31, 2021. At March 31, 2021, $500,000 was outstanding under this line of credit. This line of credit was closed effective April 22, 2021, due to securing financing with another bank.

On April 16, 2021, we secured financing for a $1 million 24-month term loan and a $1 million revolving line of credit as joint borrowings of IAI and our subsidiary, Tellenger, Inc. The purpose of the term loan was financing towards the Tellenger acquisition. The line of credit is limited to a borrowing base calculated based on our accounts receivable, and expires on April 16, 2022.

Information Analysis Incorporated	Form 10-Q First quarter 2021

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, we applied for a Paycheck Protection Program loan (“PPP”), guaranteed by the U.S. Small Business Administration (“SBA”). We were funded by our lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, or, if the Company does not apply for forgiveness, until August 5, 2021, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. The amount of forgiveness for which IAI may be approved is uncertain. As of March 31, 2021, the lender had not yet begun accepting forgiveness applications for loans greater than $150,000. The lender has since begun accepting applications and the we plan to apply for forgiveness for the full amount of the loan prior to the deadline.

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

Our current lease for our corporate offices expires on June 30, 2021. We are in the process of negotiating an agreement to lease office space into which we will move our corporate offices.  The lease is expected to commence on July 1, 2021.  The new lease of our corporate offices will be on a contractual basis with certain timeframe commitments and obligations. We believe that the offices into which we will be moving will be sufficient to meet our foreseeable facility requirement. With the infrastructure now in place such that our employees can work almost entirely from their own homes, we believe we have adequate space to operate for the foreseeable future. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2021, Stanley A. Reese assumed the duties of Chief Financial Officer, and was permanently appointed effective February 17, 2021. Matthew T. Sands had been fulfilling the role of Chief Financial Officer since April 22, 2020, and was permanently appointed effective February 4, 2021.

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

Information Analysis Incorporated	Form 10-Q First quarter 2021

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Information Analysis Incorporated	Form 10-Q First quarter 2021

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date: May 17, 2021	By:	/s/ Stanley A. Reese
Stanley A. Reese,
Chief Executive Officer and President

Date: May 17, 2021	By:	/s/ Matthew T. Sands
Matthew T. Sands, Chief Financial Officer