Form 10-Q
period 2021-06-30
INFORMATION ANALYSIS INC
filed 2021-08-23
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated
(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12015 Lee Jackson Memorial Highway
Suite 210
Fairfax, Virginia 22033
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

Yes ☐         No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,045,690 shares of common stock, par value $0.01 per share, as of August 12, 2021.

Information Analysis Incorporated	Form 10-Q June 30, 2021

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Form 10-Q June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,532,764	$1,858,160
Accounts receivable	2,097,521	1,442,231
Contract assets	477,268	-
Prepaid expenses	130,604	142,770
Other current assets	8,082	-
Total current assets	4,246,239	3,443,161

Intangible assets, net of amortization of $43,851 and $0	1,446,149	-
Goodwill	785,000	-
Contract assets - non-current	-	210,688
Right-of-use operating lease asset	297,620	51,405
Property and equipment, net of accumulated depreciation and amortization of $324,442 and $312,320	72,498	62,166
Other assets	5,706	6,281
Total assets	$6,853,212	$3,773,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$747,942	$103,646
Revolving line of credit	402,306	-
Notes payable - current	855,134	93,009
Accrued payroll and related liabilities	571,089	375,168
Commissions payable	256,075	181,626
Other accrued liabilities	108,183	54,274
Contract liabilities	105,884	946,884
Operating lease liability - current	18,008	45,595
Interest payable	8,125	3,125
Total current liabilities	3,072,746	1,803,327

Note payable - non-current	661,533	356,991
Operating lease liability - non-current	273,906	-
Total liabilities	4,008,185	2,160,318

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 13,688,306 and 12,904,376 shares issued, 12,045,690 and 11,261,760 shares outstanding as of June 30, 2021, and December 31, 2020, respectively	136,882	129,043
Additional paid-in capital	15,629,898	14,720,065
Accumulated deficit	(11,991,542)	(12,305,514)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	2,845,027	1,613,383

Total liabilities and stockholders' equity	$6,853,212	$3,773,701

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q June 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2021	2020
Revenues
Professional fees	$3,328,274	$928,421
Software sales	1,403,687	3,890,974
Total revenues	4,731,961	4,819,395

Cost of revenues
Cost of professional fees	2,397,895	601,672
Cost of software sales	1,378,138	3,828,707
Total cost of revenues	3,776,033	4,430,379

Gross profit	955,928	389,016

Selling, general and administrative expenses	800,137	366,170
Acquisition costs	82,756	-
Commissions expense	19,056	57,296

Income (loss) from operations	53,979	(34,450)

Other expense, net	(10,822)	(170)

Income (loss) before provision for income taxes	43,157	(34,620)

Provision for income taxes	-	-

Net income (loss)	$43,157	$(34,620)

Comprehensive income (loss)	$43,157	$(34,620)

Net income (loss) per common share - basic	$-	$-

Net income (loss) per common share - diluted	$-	$-

Weighted average common shares outstanding
Basic	11,980,397	11,211,760
Diluted	12,665,267	11,211,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q June 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Revenues
Professional fees	$5,767,533	$1,772,824
Software sales	2,384,008	5,108,327
Total revenues	8,151,541	6,881,151

Cost of revenues
Cost of professional fees	3,865,594	1,181,303
Cost of software sales	2,310,369	5,032,005
Total cost of revenues	6,175,963	6,213,308

Gross profit	1,975,578	667,843

Selling, general and administrative expenses	1,345,800	706,983
Commissions expense	153,643	122,917
Acquisition costs	153,286	-

Income (loss) from operations	322,849	(162,057)

Other (expense) income, net	(8,877)	1,098

Income (loss) before provision for income taxes	313,972	(160,959)

Provision for income taxes	-	-

Net income (loss)	$313,972	$(160,959)

Comprehensive income (loss)	$313,972	$(160,959)

Net income (loss) per common share - basic	$0.03	$(0.01)

Net income (loss) per common share - diluted	$0.03	$(0.01)

Weighted average common shares outstanding
Basic	11,633,464	11,211,760
Diluted	12,305,182	11,211,760

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q June 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$313,972	$(160,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,973	2,986
Stock option compensation	139,573	806
Changes in operating assets and liabilities:
Accounts receivable	(43,819)	(299,175)
Prepaid expenses and other current assets	10,997	411,991
Contract assets	(266,580)	(13,918)
Accounts payable	359,906	(40,585)
Contract liabilities	(841,000)	(399,879)
Accrued payroll and related liabilities and other accrued liabilities	80,400	(16,628)
Commissions payable	74,448	(4,112)
Net cash used in operating activities	(116,130)	(519,473)

Cash flows from investing activities
Acquisition of property and equipment	(22,454)	(8,797)
Acquisition of Tellenger, net of cash acquired	(2,233,884)	-
Net cash used in investing activities	(2,256,338)	(8,797)

Cash flows from financing activities
Net borrowing under revolving line of credit	402,306	-
Short-term borrowing - acquisition	150,000	-
Borrowing under long-term note	1,000,000	450,000
Principal payments - long-term note	(83,333)	-
Net proceeds from issuance of stock	494,554	-
Proceeds from issuance of stock from exercise of options	83,545	-
Net cash provided by financing activities	2,047,072	450,000

Net decrease in cash and cash equivalents	(325,396)	(78,270)

Cash and cash equivalents, beginning of the period	1,858,160	1,039,442

Cash and cash equivalents, end of the period	$1,532,764	$961,172

Supplemental cash flow Information
Interest paid	$11,422	$-

Non-cash investing and financiang activities
Value of common stock issued in connection with the
acquisition of Tellenger, Inc.	$200,000	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q June 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the six months ended June 30, 2021:

		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2020	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net income	-	-	270,815	-	270,815
Stock option compensation	-	27,711	-	-	27,711
Stock issued	3,306	492,693	-	-	495,999
Issuance of stock from exercise of options	250	3,300	-	-	3,550
Balances at March 31, 2021	132,599	15,243,769	(12,034,699)	(930,211)	2,411,458
Net income	-	-	43,157	-	43,157
Stock option compensation	-	111,862	-	-	111,862
Stock issued, net	683	197,872	-	-	198,555
Issuance of stock from exercise of options	3,600	76,395	-	-	79,995
Balances at June 30, 2021	$136,882	$15,629,898	$(11,991,542)	$(930,211)	$2,845,027

For the six months ended June 30, 2020:

		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2019	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net loss	-	-	(126,339)	-	(126,339)
Stock option compensation	-	450	-	-	450
Balances at March 31, 2020	128,543	14,683,387	(12,845,232)	(930,211)	1,036,487
Net loss	-	-	(34,620)	-	(34,620)
Stock option compensation	-	356	-	-	356
Balances at June 30, 2020	$128,543	$14,683,743	$(12,879,852)	$(930,211)	$1,002,223

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q June 30, 2021

INFORMATION ANALYSIS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Business

Information Analysis Incorporated (the “Company” or “IAI”), in conjunction with its subsidiary, is primarily serving the U.S. government as a technology integrator. IAI provides information technology (“IT”) services with a specialized set of capabilities. The Company has a long and successful history of over 40 years. IAI has served many branches of the federal civilian market (Department of Agriculture, Department of Education, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration), the Department of Defense (U.S. Army and Air Force), and several commercial clients. The Company has performed software development and conversion projects for over 100 commercial and government clients, including the most significant application database modernization undertaking to date by the U.S. Small Business Administration. The Company’s long-standing customer relationships and past performance enable it to apply its expertise to meet customers' mission and provide unique capabilities to the market.

On April 7, 2021, IAI completed the acquisition of Tellenger, Inc. (“Tellenger”), which expands the Company’s capabilities in government priority areas of cyber security, cloud services, complex systems integrations, and data analytics. Tellenger expands and enhances IAI’s portfolio of capabilities through new technology-driven offerings and customers. The expanding customer base includes past and current performance in many branches of the federal civilian market (Department of Homeland Security, Department of Health and Human Services, Department of Commerce, United States Department of Agriculture, National Transportation Safety Administration, and Consumer Product Safety Commission), and the Department of Defense (U.S. Marine Corps). Tellenger advances integrated solid project management solutions with its well-defined metrics-based, Capability Maturity Model Integration/Development (CMMI/DEV) Level 3 independently appraised approach for managing projects (a/k/a Tellenger Integrated Quality [T-IQ]). A proven project management approach to support harnessing a first-class quality system that integrates Information Technology Infrastructure Library (ITIL), CMMI, and Project Management Institute (PMI) best practices. This approach is applied to projects in various customer environments and technology solutions.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021 (the “Annual Report”), as amended.  The accompanying December 31, 2020, balance sheet was derived from the audited financial statements included in the Annual Report.  The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tellenger.  All significant intercompany transactions and balances have been eliminated in consolidation.

The following policies have been added to Note 1, “Summary of Significant Accounting Policies,” as a result of activity during the quarter ended June 30, 2021:  Business Combinations and Intangibles and Goodwill.  There have been no additional changes in the Company’s significant accounting policies as of June 30, 2021, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the SEC on March 31, 2021.

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

Information Analysis Incorporated	Form 10-Q June 30, 2021

Revenue Recognition

See Note 2 for a detailed description of revenue recognition under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and its related amendments (collectively known as “ASC 606”).

Segment Reporting

The Company has assessed its Tellenger subsidiary and has continued to conclude that it operates in one business segment, providing information technology products and services to modernize, secure, and increase functionality of client information systems.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. No allowance for doubtful accounts has been recorded at June 30, 2021 and December 31, 2020.

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

Stock-Based Compensation

At December 31, 2020, the Company had the stock-based compensation plans described in Note 6 below.  Total compensation expense related to these plans was $111,862 and $356 for the three months ended June 30, 2021 and 2020, respectively, and $139,573 and $806 for the six months ended June 30, 2021 and 2020, respectively.  The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense.  When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period.  When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

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

Information Analysis Incorporated	Form 10-Q June 30, 2021

The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of June 30, 2021, and December 31, 2020, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has net operating loss carryforwards of approximately $2.7 million, none of which will expire, if unused, on December 31, 2021. The net operating loss carryforwards are offset by a full valuation allowance.

Income (Loss) Per Share

The Company’s income (loss) per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 10 for more details.

Related Party Transactions

The Company’s Director of Human Resources is the spouse of Stan Reese, who served as the Senior Vice President and Chief Operating Officer of the Company through December 31, 2020, and now serves as Chief Executive Officer and President. During the three months ended June 30, 2021 and 2020, the Director of Human Resources received wages and paid leave distributions totaling $33,300 and $39,953, respectively, and during the six months ended June 30, 2021 and 2020, the Director of Human Resources received wages and paid leave distributions totaling $70,811 and $74,489, respectively, as an employee of the Company.

Business Combinations

The Company applies the guidance of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company recognizes the fair value of assets acquired and liabilities assumed in transactions; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; expenses transaction and restructuring costs; and discloses the information needed to evaluate and understand the nature and financial effect of the business combination.

Intangibles and Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC 350.  Goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value.  These circumstances include, but are not limited to, (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator.  Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data.  If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.  The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit.  The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill.  The Company will recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value.  IAI’s goodwill totaled $785,000 at June 30, 2021.  There were no identifiable intangible assets at December 31, 2020.

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

Information Analysis Incorporated	Form 10-Q June 30, 2021

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

Information Analysis Incorporated	Form 10-Q June 30, 2021

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

Disaggregation of Revenue from Contracts with Customers

Contract	3 Months ended 06/30/2021		3 Months ended 06/30/2020		6 Months ended 06/30/2021		6 Months ended 06/30/2020
Type	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Services Time & Materials	$2,847,962	60.2%	$730,813	15.2%	$4,814,091	59.1%	$1,321,383	19.2%

Services Fixed Price	416,751	8.8%	27,150	0.6%	433,551	5.3%	150,555	2.2%

Services Combination	49,401	1.1%	134,038	2.8%	459,270	5.6%	216,446	3.2%

Services Fixed Price per Unit	14,160	0.3%	36,420	0.7%	60,620	0.7%	84,440	1.2%

Third-Party Software	1,317,514	27.8%	3,607,116	74.8%	2,238,210	27.5%	4,611,420	67.0%

Software Support & Maintenance	85,336	1.8%	263,125	5.5%	102,275	1.3%	475,693	6.9%

Incentive Payments	837	0.0%	20,733	0.4%	43,524	0.5%	21,214	0.3%

Total Revenue	$4,731,961		$4,819,395		$8,151,541		$6,881,151

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at June 30, 2021, and December 31, 2020. The accounts receivable balance does not include the amount invoiced but withheld from payment as a financing component under one contract with a customer. The present value of the withheld amount is classified as a contract asset.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. Changes in contract assets balances in the three months and six months ended June 30, 2021 and 2020, are as follows:

Contract Assets
Balance at December 31, 2020	$210,688
Contract assets added	131,923
Balance at March 31, 2021	342,611
Contract assets added	134,657
Balance at June 30, 2021	$477,268

Balance at December 31, 2019	$-
Balance at March 31, 2020	-
Contract assets added	13,918
Balance at June 30, 2020	$13,918

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months and six months ended June 30, 2021 and 2020, are as follows:

Contract Liabilities
Balance at December 31, 2020	$946,884
Contract liabilities added	93,934
Revenue recognized	(585,322)
Balance at March 31, 2021	455,496
Contract liabilities added	4,815
Revenue recognized	(354,427)
Balance at June 30, 2021	$105,884

Balance at December 31, 2019	$464,223
Contract liabilities added	19,136
Revenue recognized	(212,568)
Balance at March 31, 2020	270,791
Contract liabilities added	9,906
Revenue recognized	(216,353)
Balance at June 30, 2020	$64,344

Revenues recognized during the six months ended June 30, 2021 and 2020, from the balances at December 31, 2020 and 2019, were $845,463 and $409,786, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at June 30, 2021, and December 31, 2020. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that one of its subcontracts to a prime contractor includes a significant financing component. The subcontract is invoiced on a time and materials basis, under which 90% of each invoice amount is paid under regular terms, and the 10% payment balance of each invoice is deferred until the prime contractor meets a specific deliverable under its prime contract, which was originally projected to be June 2022, but is now expected to occur approximately September 2021. The primary purpose of this arrangement is to assist the prime contractor in meeting all of its financial obligations until it can realize the financial benefit of meeting the deliverable. The Company has estimated its interest rate of 4.5% based on a small premium over the rate of its revolving line of credit as of the measurement date.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in the three months and six months ended June 30, 2021 and 2020, are as follows:

Deferred Costs of Revenue
Balance at December 31, 2020	$89,068
Defered costs added	17,406
Deferred costs expensed	(75,223)
Balance at March 31, 2021	31,251
Defered costs added	11,188
Deferred costs expensed	(16,681)
Balance at June 30, 2021	$25,758

Balance at December 31, 2019	$453,607
Defered costs added	181
Deferred costs expensed	(207,437)
Balance at March 31, 2020	246,351
Defered costs added	2,472
Deferred costs expensed	(192,548)
Balance at June 30, 2020	$56,275

3.	Leases

The Company has a primary operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 66 months and commenced July 1, 2021. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s consolidated balance sheets as of June 30, 2021, and December 31, 2020. As of June 30, 2021, and December 31, 2020, the Company does not have any sales-type or direct financing leases.

The Company’s primary operating lease asset represents its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreement includes rental payments escalating annually for inflation at a fixed rate. These payments are included in the initial measurement of the operating lease liability and operating lease asset. The Company does not have any rental payments which are based on a change in an index or a rate that can be considered variable lease payments, which would be expensed as incurred.

The Company also has an operating lease which is a real estate lease for its Tellenger subsidiary. The original term of the lease expired, and it continues on a month-to-month basis at a fixed rate of $900 per month. Neither a lease asset nor a lease liability is recognized for this lease.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

Information Analysis Incorporated	Form 10-Q June 30, 2021

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet	as of	as of
Classification	June 30, 2021	December 31, 2020

Assets:
Right-to-use operating lease asset	$297,620	$51,405

Liabilities:
Operating lease liability - current	$18,008	$45,595
Operating lease liability - non-current	273,906
Total lease liabilities	$291,914	$45,595

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s consolidated balance sheet at June 30, 2021.

June 30, 2021

Remainder of 2021	$5,706
2022	69,477
2023	71,210
2024	54,550
2025	74,804
2026	70,220
Total lease payments	345,967
Less: discount	(54,053)
Present value of lease liabilities	$291,914

As of June 30, 2021, the Company’s primary operating lease had a lease term of 66 months. The discount rate of the lease is equal to IAI’s estimated incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the three months ended June 30, 2021 and 2020, the Company incurred $26,122 of expense related to its operating leases, and for the six months ended June 30, 2021 and 2020, the Company incurred $52,244 of expense related to its operating leases.

4.	Accounts Receivable

Accounts receivable at June 30, 2021 and December 31, 2020, consist of the following:

	June 30, 2021	December 31, 2020
Billed federal government	$1,947,648	$1,425,217
Billed commercial and other	64,035	-
Total billed	2,011,683	1,425,217
Unbilled receivables	85,838	17,014
Accounts receivable	$2,097,521	$1,442,231

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables include short-term contract assets where billing cycles differ from calendar months or a monthly fixed billing amount does not reflect the revenue earned in a given month.

Information Analysis Incorporated	Form 10-Q June 30, 2021

5.	Acquisition

On April 7, 2021, the Company executed and closed a stock purchase agreement to purchase all of the issued and outstanding shares of stock of Tellenger, Inc.  The adjusted purchase price was approximately $2.3 million in cash and 68,264 unregistered shares of the Company’s stock, valued at $200,000.  Legal fees and other costs specifically related to the Tellenger acquisition in the amounts of $82,756 and $153,286 were incurred during the three month and six month periods ended June 30, 2021, respectively, and were classified as acquisition costs in the Company’s consolidated statement of operations.  Included in the cash consideration is $272,000 in amounts held in escrow at Citizens Bank, N.A. Institutional Services Group (as escrow agent) to satisfy any potential post-closing claims.

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

Following the April 7, 2021, Tellenger acquisition, the Company engaged an independent valuation firm to aid in the application of ASC 805 inclusive of the initial measurement of any intangible assets acquired by the Company.  The Company’s intangible assets subject to amortization consist of acquired customer relationships and non-compete agreements.  The Company amortizes intangible assets over their respective estimate useful lives.  Identifiable intangible assets that are subject to amortization are evaluated for impairment and the Company will periodically reassess the carrying value, useful lives, and classifications of all identifiable intangible assets.

The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded net tangible assets of $240,357, and intangible assets in the form of $1,090,000 for customer relationships with an amortizable useful life of eight years, $280,000 for Tellenger’s trade name / trademarks with an indefinite life, and $120,000 for executed non-compete agreements with a useful life of three years. In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), the excess of the total consideration over the fair values of the net tangible and intangible assets of $785,000 was recorded as goodwill on the transaction.

The components of the Company’s identifiable intangible assets are as follows:

	June 30, 2021
		Gross
	Useful	Carrying
	Lives (years)	Amounts
Intangible assets with estimated useful lives
Customer relationships	8	$1,090,000
Non-compete agreements	3	120,000
Intangible assets with indefinite lives
Trade names		280,000
Gross identified intangible assets		1,490,000

Accumulated amortization		(43,851)

Net identifiable intangible assets		1,446,149

Goodwill		785,000

Intangible assets		$2,231,149

Amortization expense related to the amortizable intangible assets was $43,851 for the three months and six months ended June 30, 2021. Amortization expense for the remaining six months of 2021 and the five years subsequent to 2021 is estimated to be:

July 1 - December 31, 2021	$88,122
2022	176,244
2023	176,244
2024	146,259
2025	136,248
2026	136,248
Thereafter	306,784
Total	$1,166,149

Supplemental Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the period presented as if the acquisition of Tellenger had been completed on January 1, 2020. The pro forma information includes adjustments to amortization expense for the intangible assets acquired and interest expense for the additional debt used to partially fund the acquisition price.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisition of Tellenger occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$4,800,099	$5,945,701	$9,377,504	$8,997,670

Income (loss) from operations	$48,489	$(39,860)	$375,774	$(262,372)

6.	Stock-Based Compensation

The Company has two shareholder-approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

Information Analysis Incorporated	Form 10-Q June 30, 2021

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. Fair values of option awards granted in the three months and six months ended June 30, 2021 and 2020, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
Risk-free interest rate	0.77%	-	0.87%		0.33%		0.46%	-	0.92%		0.33%
Dividend yield		0%			0%			0%			0%
Expected term (in years)		5			5			5			5
Expected volatility	47.1%	-	47.7%	65.8%	-	66.0%	47.1%	-	92.6%	65.8%	-	66.0%

Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility against the calculated volatility of several public company issuers that operate within its market segment. The first issuance for which this benchmarking was applied was effective with options granted on March 31, 2021.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At June 30, 2021, there were unexpired options for 828,500 shares issued under the 2016 Plan, of which 346,000 were exercisable.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 434,000 unexpired options remaining from the 2006 Plan at June 30, 2021, all of which were exercisable.

Information Analysis Incorporated	Form 10-Q June 30, 2021

The status of the options issued under the foregoing option plans as of June 30, 2021 and 2020, and changes during the three months and six months ended June 30, 2021 and 2020, were as follows:

	Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at December 31, 2020	1,395,000	$0.31
Options granted	145,000	2.62
Options exercised	(25,000)	0.14
Outstanding at March 31, 2021	1,515,000	$0.53
Options granted	127,500	2.85
Options exercised	(360,000)	0.22
Options expired	(20,000)	0.17
Outstanding at June 30, 2021	1,262,500	$0.86	6 years	$2,876,868
Exercisable at June 30, 2021	780,000	$0.33	3 years, 2 months	$2,194,843

Outstanding at December 31, 2019	1,349,000	$0.23
Options expired	(129,000)	0.17
Outstanding at March 31, 2020	1,220,000	0.24
Options granted	10,000	0.15
Options expired	(10,000)	0.19
Outstanding at June 30, 2020	1,220,000	$0.24	3 years, 9 months	$37,353
Exercisable at June 30, 2020	1,207,000	$0.24	3 years, 8 months	$36,703

There were 127,500 options and 10,000 options granted during the three months ended June 30, 2021 and 2020, respectively, and there were 272,500 options and 10,000 options granted during the six months ended June 30, 2021 and 2020, respectively. There were 360,000 options and no options exercised during the three months ended June 30, 2021 and 2020, respectively, and there were 385,000 options and no options exercised during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $210,230 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of five months.

Total compensation expense related to these plans was $111,862 and $356 for the three months ended June 30, 2021 and 2020, respectively, and $139,573 and $806 for the six months ended June 30, 2021 and 2020, respectively.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Nonvested option awards as of June 30, 2021 and 2020, and changes during the three months and six months ended June 30, 2021 and 2020, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2020	235,000	$0.36
Granted	145,000	1.22
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2021	380,000	$0.94
Granted	127,500	1.19
Vested	(25,000)	1.01
Forfeited	-	-
Nonvested at June 30, 2021	482,500	$0.94

Nonvested at December 31, 2019	23,500	$0.17
Granted	-	-
Vested	(5,000)	0.21
Forfeited	-	-
Nonvested at March 31, 2020	18,500	$0.15
Granted	10,000	0.08
Vested	(15,500)	0.16
Forfeited	-	-
Nonvested at June 30, 2020	13,000	$0.09

7.	Revolving Line of Credit

At June 30, 2021, the Company had a revolving line of credit with Summit Community Bank (“Summit”) providing for on-demand or short-term borrowings of up to $1,000,000, subject to a borrowing base calculated using outstanding accounts receivable, in which the bank has a collateral interest.  The line expires on April 16, 2022.  As of June 30, 2021, $402,306 was outstanding under this line of credit at a variable interest rate of 3.25% (Wall Street Journal prime plus 0% with a floor of 3.25%).

The Company previously had a revolving line of credit with another bank (“prior LOC”) providing for demand or short-term borrowings of up to $1,000,000. The prior LOC originally was due to expire on July 31, 2021. The new Summit line of credit was used to pay off the prior LOC and it was closed on May 3, 2021.  There was no outstanding balance on the prior line of credit at December 31, 2020.

8.	Notes Payable

Due to the coronavirus uncertainty, and staffing and payroll cuts that were being considered in early 2020 due to liquidity constraints, the Company applied for a Paycheck Protection Program loan ("PPP Loan"), guaranteed by the SBA.  The Company was funded by its lender on April 20, 2020, in the amount of $450,000.  The loan accrues interest at a fixed rate of 1% and has a term of two years.  The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, though interest accrues during the deferral period.  The loan has been used exclusively to support maintaining employee payroll and benefits.  The amount of forgiveness for which IAI may be approved is uncertain.  As of the date of this filing, the Company has filed its forgiveness application for the full amount of the loan.

In conjunction with the Tellenger acquisition, on April 16, 2021, the Company and Tellenger jointly procured a $1 million term loan (“Term Loan”) with Summit to assist with post-acquisition cash flow and integration costs.  The loan is payable in monthly installments consisting of a fixed principal amount plus accrued interest over the course of two years at a fixed interest rate of 4.89%.  The loan is collateralized by a security interest in substantially all of the assets of both companies.

To assist with working capital considerations, the Company borrowed $150,000 from the sellers of Tellenger ("Tellenger Working Capital") for a period of 90 days from the closing date of April 7, 2021, without interest accumulation.  The sellers were repaid in July 2021.

Information Analysis Incorporated	Form 10-Q June 30, 2021

The following table represents note payable balances at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
PPP loan	$450,000	$450,000
Tellenger Working Capital	150,000	-
Term loan	916,667	-
Total	1,516,667	450,000
Less current portion	(855,134)	(93,009)
Non-current portion	$661,533	$356,991

	Notes Payable Payment Schedule
	Term Loan	PPP Loan*	Tellenger Working Capital	Total

Remainder of 2021	$250,000	$93,009	$150,000	$493,009
2022	500,000	224,810	-	724,810
2023	166,667	132,181	-	298,848
Total payments	$916,667	$450,000	$150,000	$1,516,667

*PPP loan is eligible for foregiveness in its entirety. The amount of forgiveness for which IAI may be approved is uncertain.

9.	Earnings (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 64,076 shares from stock options were excluded from diluted shares for the three months and six months ended June 30, 2020.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

	Net income		Per share
	(loss)	Shares	amount
Basic net income per common share for the three months ended June 30, 2021:
Income available to common shareholders	$43,157	11,980,397	$-
Effect of dilutive stock options	-	684,870	-
Diluted net income per common share for the three months ended June 30, 2021	$43,157	12,665,267	$-

Basic net loss per common share for the three months ended June 30, 2020:
Income available to common shareholders	$(34,620)	11,211,760	$-
Effect of dilutive stock options	-	-	-
Diluted net income per common share for the three months ended June 30, 2020:	$(34,620)	11,211,760	$-

	Net income		Per share
	(loss)	Shares	amount
Basic net income per common share for the six months ended June 30, 2021:
Income available to common shareholders	$313,972	11,633,464	$0.03
Effect of dilutive stock options	-	671,718	-
Diluted net income per common share for the six months ended June 30, 2021	$313,972	12,305,182	$0.03

Basic net loss per common share for the six months ended June 30, 2020:
Loss available to common shareholders	$(160,959)	11,211,760	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the six months ended June 30, 2020	$(160,959)	11,211,760	$(0.01)

10.	Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.  There were no material events subsequent to June 30, 2021, other than disclosed elsewhere in these notes to the condensed consolidated financial statements.

Information Analysis Incorporated	Form 10-Q June 30, 2021

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	our failure to generate a sufficient level of professional fees;
●	the loss of one or a few material subcontracts under which a material portion of our revenue and income is concentrated;
●	our inability to integrate businesses, products, or technologies we may acquire;
●	the limited public market for our common stock;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	our inability to hire, retain, and utilize qualified personnel;
●	our failure to protect our information technology from disruptions, failures, and security breaches;
●	changes in the funding priorities of the U.S. federal government;
●	intense competition from other companies;
●	our inability to raise additional capital when needed;
●	fluctuations in our results of operations and the resulting impact on our stock price;
●	efforts to gain entry into new markets may be unsuccessful;
●	investments in developing new services offerings may take time to recover;
●	health epidemics, pandemics, and other natural disasters and national emergencies;
●	our inability to reach investors and gain shareholder approval when needed; and
●	our forward-looking statements and projections may prove to be inaccurate.

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

Our Business

Information Analysis Incorporated, which we refer to as IAI, the Company, we or our, is an information technology, or IT, provider primarily for the benefit of federal government agencies. Our focus is on enterprise IT solutions primarily relating to system modernization, cloud-based solutions and cyber security protection. Modernization has been a core competency of IAI for over 20 years. We have modernized over 100 million lines of COBOL code for over 35 governmental and commercial customers. We maintain a pool of skilled COBOL programmers. This provides us with competitive advantage as the labor pool of such programmers is shrinking as aging software professionals retire. Our business has also historically relied upon the reselling of applications, primarily for forms development.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Through our recent acquisition of Tellenger, Inc., we acquired competencies in web-based solutions and cyber security. We believe combining web-based solutions with system modernization will provide us with the skill sets that are needed to migrate legacy systems to the cloud. We foresee this as a key component of our future growth since there are billions of lines of code, in both the governmental and commercial sectors, that eventually must be modernized. We see this as an expanding market since users eventually will need to substantially update their systems.

Our acquisition of Tellenger was also premised upon gaining access to its professionals and service engagements in cyber security. Cyber security opportunities continue to grow. Given recent hacking incidents, it is now as clear as ever, that every enterprise and governmental agency must devote resources to protect themselves. It is our intention to better leverage our resources to gain an increasing share of this market.

Our Strategy

Our strategy is to grow our business organically and through acquisitions. Over the last two decades, IAI had been resistant to investing in business development activities. Instead, it was inclined to rely upon a limited number of professional service engagements to sustain itself and not risk capital to grow the business. With changes in our executive management team and in the composition of our board of directors, we are now focused on growing our business. As a public company, we are positioned to raise capital to support our growth. We have also made our initial hires in business development personnel to help grow our business. We also intend to become more proactive in bidding as a prime contractor on government proposals and expanding our outreach to larger prime contractors for subcontract and teaming opportunities.

As for acquisitions, we believe there are numerous small government contractors, such as IAI and Tellenger, that unless they undertake fundamental changes in their business and invest the necessary capital, their business prospects stall. The founders of these companies who are resistant to change and investment are often inclined to sell their businesses, but given their modest size, the ability to attract the right buyers are limited. We believe we can be a potential buyer for these companies. As in the Tellenger transaction, the currency of our publicly traded shares allows us to provide sellers with a means of participating in the anticipated future growth of the combined companies. These acquisitions can also serve as a talent acquisition vehicle to better enable us to compete for engagements in our focus areas.

We have been taking steps to make it easier for investors to trade in our stock. In January, we upgraded IAI’s listing from the OTC pink sheets to the OTCQB. Our business plan includes putting into place the necessary elements to elevate our common stock to trade on a major exchange before the end of 2021.

Concentration of Risk

Perhaps the greatest concentration of risk for us is that a material portion of our gross profits and our income is derived from a few material subcontracts for professional services.  For the three months ended June 30, 2021, three subcontracts under government procurements represented 47.5% of our revenue and 85.7% of our gross profit, respectively.  For the six months ended June 30, 2021, these same subcontracts represented 48.3% of our revenue and 74.2% of our gross profit, respectively.

Fluctuations in our revenue and concentrations of prime U.S. government contracts have ceased to be a material risk compared to our gross profits on professional fees contracts, as a large percentage of our sales under prime U.S. government contracts are software sales.  The amount of such revenue does not have a material effect on gross profit.

Information Analysis Incorporated	Form 10-Q June 30, 2021

At June 30, 2021, accounts receivable balances related to two professional services subcontracts under one prime contractor for projects at one federal agency collectively represented 52.7% of our outstanding accounts receivable.  Two other subcontracts under federal procurements represented 17.2% and 13.0% of outstanding accounts receivable, respectively.

We sold third-party software and maintenance contracts under multiple agreements with one major supplier.  These sales accounted for 29.6% and 79.9% of total revenue in the three months ended June 30, 2021 and 2020, respectively, and 28.7% and 72.5% of revenue in the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Revenue

There are several significant differences between the composition of our revenue as reported in the second quarter of 2021 versus that which we reported in the second quarter of 2020. While the total revenue reported was 1.8% less than what we reported in 2020, the amount of revenue generated from professional fees, which has greater margins than software sales, increased $2.4 million, or 258.5%, while software sales revenue decreased almost $2.5 million, or 63.9%. The increase in our revenue from professional fees is due to a certain subcontract award that had been delayed due to protest until June 2020, which represents 130.4% of increase, and to the acquisition of Tellenger, Inc., which represents 117.2% of increase in professional fees The decrease in our software revenue in 2021 versus the same period in 2020 is due to the non-recurring nature of many of our software sales transactions, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit increased $566,912, or 145.7%, to $955,928, in the second quarter of 2021 over the second quarter of 2020, due to the increase in the revenue generated from professional fees. Maintaining a certain level of professional fees revenue is necessary to generate sufficient gross profit to cover the cost of our operations. Overall gross profit margin was 20.2% in 2021, up from 8.1% in 2020, due to the increase in professional fees revenue relative to software sales revenue. Gross profit percentage for professional fees in the second quarter of 2021 was 28.0%, while software sales contributed a gross profit percentage of 1.8%. In recent years, gross profit percentage on software sales has been trending downward. In 2021, we have added several new partnerships for software product lines that are expected to offer considerably better margins. Our first sale under one of these new product lines, while a modest sale, produced a gross profit percentage of 19.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased by $433,967 in the second quarter of 2021 over the prior year for several reasons. Incorporating Tellenger’s administrative structure added $97,485 to our SG&A, and amortization of intangible assets (a non-cash expense) related to the Tellenger acquisition added another $43,851. Our efforts to attract and retain quality new members of our board of directors, the addition of an additional independent director, the increased use of share-based compensation (a non-cash expense) to attract and retain key employees and directors, management changes and administrative salaries, investor relations, a post-employment transition agreement with a retiring executive, increased use of general counsel, and investment in our infrastructure, including our business development program and our accounting department, contributed to the increase in SG&A. Share-based compensation will continue to have a more significant effect on our financial statements than in prior years due to our shift to benchmarking the volatility component of our pricing model to an average of several stocks within our industry with more trading activity.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Acquisition Costs

Due to the Tellenger acquisition, we incurred legal, accounting, and other expenses totaling $82,756 in the second quarter of 2021.

Income (Loss) from Operations

Income from operations was $53,979 in the second quarter of 2021 compared to a loss from operations of $34,450 in 2020, a difference of $88,429. Income from operations was lessened by several costs incurred in the second quarter of 2021 that are not comparable to the same period in 2020 – acquisition costs of Tellenger, Inc., including associated legal and accounting expenses and amortization of intangible assets, post-employment compensation for a retiring executive, investments in infrastructure, and an increased use of non-cash share-based compensation to attract and recruit key employees and directors.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Revenue

There are several significant differences between the composition of our revenue as reported in the first six months of 2021 versus that which we reported in 2020. The amount of revenue generated from professional fees, which has greater margins than software sales, increased $4.0 million, or 225.3%, while software sales revenue decreased $2.7 million, or 53.3%. The increase in our revenue from professional fees is due to a certain prime contract and a few subcontract awards that had begun or accelerated since June 2020, and to the acquisition of Tellenger, Inc. The decrease in our software revenue in the first six months of 2021 versus the same period in 2020 is due to the non-recurring nature of many of our software sales transactions, including one software sales contract that expired after 2020 that contributed $1.9 million to revenue, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit increased $1.3 million, or 195.8%, to $2.0 million, in the first six months of 2021 over the same period in 2020, due to the increase in the revenue generated from professional fees. Maintaining a certain level of professional fees revenue is necessary to generate sufficient gross profit to cover the cost of our operations. Overall gross profit margin was 24.2% in 2021, up from 9.7% in 2020, due to the increase in professional fees revenue relative to software sales revenue. Gross profit percentage for professional fees in the first six months of 2021 was 33.0%, while software sales contributed a gross profit percentage of 3.1%. In recent years, gross profit percentage on software sales has been trending downward. In 2021, we have added several new partnerships for software product lines that are expected to offer considerably better margins. Our first sale under one of these new product lines, while a modest sale, produced a gross profit percentage of 19.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased by $638,817 in the first six months of 2021 over the prior year for several reasons. Incorporating Tellenger’s administrative structure added $97,485 to our SG&A, and amortization of intangible assets (a non-cash expense) related to the Tellenger acquisition added another $43,851. Our efforts to attract and retain quality new members of our board of directors, the addition of an additional independent director, the increased use of use of share-based compensation (a non-cash expense) to attract and retain key employees and directors, management changes and administrative salaries, investor relations, a post-employment transition agreement with a retiring executive, increased use of general counsel, and investment in our infrastructure, including our business development program and our accounting backbone, contributed to the increase in SG&A. Share-based compensation will continue to have a more significant effect on our financial statements than in prior years due to our shift to benchmarking the volatility component of our pricing model to an average of several stocks within our industry with more

Acquisition Costs

Due to the Tellenger acquisition, we incurred legal, accounting, and other expenses totaling $153,286 in the first six months of 2021.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Income (Loss) from Operations

Income from operations was $322,849 in the first six months of 2021 compared to a loss from operations of $162,057 in 2020, a difference of $484,906. Income from operations was lessened by several costs incurred in the second quarter of 2021 that are not comparable to the same period in 2020 – acquisition costs of Tellenger, Inc., including associated legal and accounting expenses and amortization of intangible assets, post-employment compensation for a retiring executive, investments in infrastructure, and an increased use of non-cash share-based compensation to attract and recruit key employees and directors.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations, were sufficient to provide financing for our operations. Our cash balance at June 30, 2021, was $1,532,764.

On April 16, 2021, we secured financing for a $1 million 24-month term loan and a $1 million revolving line of credit as joint borrowings of IAI and our subsidiary, Tellenger, Inc. The purpose of the term loan was financing towards the Tellenger acquisition, and the balance at June 30, 2021, was $916,667. The line of credit has a current balance of $402,306, and is limited to a borrowing base calculated based on our accounts receivable and expires on April 16, 2022. In addition, we borrowed $150,000 from the sellers of Tellenger to provide additional net working capital support for the first ninety days following the transaction. As of the date of this filing, the loan has been repaid.

In March 2021 we raised $495,999 in a private placement, and payments received from exercised stock options have added an additional $83,545 in 2021 through June 30.

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the SBA. The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. The amount of forgiveness for which IAI may be approved is uncertain. As of the date of this filing, the Company has filed its forgiveness application for the full amount of the loan.

There is a financing component to one of our subcontracts under which we have accrued $477,268 through June 30, 2021. We anticipate the release of the total amount withheld from our invoices in the fourth quarter of 2021.

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

We executed a lease for office space for our new headquarters in Fairfax, Virginia, to begin July 1, 2021. We believe that the offices into which we will be moving will be sufficient to meet our foreseeable facility requirements. With the infrastructure now in place such that our employees can work almost entirely from their own homes, we believe we have adequate space to operate for the foreseeable future. Should we need additional space to accommodate increased activities, management believes we can secure such additional space on reasonable terms.

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Tellenger, Inc. had been privately held and utilized non-U.S.-GAAP financial reporting prior to being acquired.  It had written procedures but insufficient and limited controls.  The IAI accounting department reconstructed Tellenger’s prior years’ financial statements and assumed full control of maintaining Tellenger’s financial records  As such, Tellenger has now been fully integrated into the IAI systems of internal controls over financial reporting.  Tellenger’s accounting system will be migrated into IAI’s primary accounting system by the start of the 2022 calendar year.

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

Information Analysis Incorporated	Form 10-Q June 30, 2021

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Previously furnished in our Form 8-K dated April 7, 2021, and filed with the SEC on April 14, 2021, and amended in our Form 8-K dated April 7, 2021, and filed on May 18, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Information Analysis Incorporated	Form 10-Q June 30, 2021

Item 6.	Exhibits

2.1	Stock Purchase Agreement dated April 7, 2021 by, between and among the Company, David and Heather Tortorelli and Tellenger	Incorporated by reference from the Registrant’s Form 8-K dated April 7, 2021, and filed April 14, 2021

10.1	Commercial Promissory Note dated April 16, 2021 from Information Analysis Incorporated and its wholly-owned subsidiary, Tellenger, Inc., to Summit Commercial Bank	Incorporated by reference from the Registrant’s Form 8-K dated April 16, 2021, and filed April 22, 2021

10.2	Business Loan Agreement related to Commercial Promissory Note dated April 16, 2021 between Information Analysis Incorporated together with its wholly-owned subsidiary, Tellenger, Inc., and Summit Commercial Bank	Incorporated by reference from the Registrant’s Form 8-K dated April 16, 2021, and filed April 22, 2021

10.3	Commercial Line of Credit Agreement and Note dated April 16, 2021 from Information Analysis Incorporated and its wholly-owned subsidiary, Tellenger, Inc., to Summit Commercial Bank	Incorporated by reference from the Registrant’s Form 8-K dated April 16, 2021, and filed April 22, 2021

10.4	Business Loan Agreement related to Commercial Line of Credit Agreement and Note dated April 16, 2021 between Information Analysis Incorporated together with its wholly-owned subsidiary, Tellenger, Inc., and Summit Commercial Bank	Incorporated by reference from the Registrant’s Form 8-K dated April 16, 2021, and filed April 22, 2021

10.5	Commercial Security Agreement related to Commercial Promissory Note and Commercial Line of Credit Agreement and Note dated April 16, 2021 between Information Analysis Incorporated together with its wholly-owned subsidiary, Tellenger, Inc., and Summit Commercial Bank	Incorporated by reference from the Registrant’s Form 8-K dated April 16, 2021, and filed April 22, 2021

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	Inline XBRL Instance Document	Filed with this Form 10-Q
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Information Analysis Incorporated	Form 10-Q June 30, 2021

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated
(Registrant)

Date:	August 20, 2021	By:	/s/ Stanley A. Reese
Stanley A. Reese,
Chief Executive Officer and President

Date:	August 20, 2021	By:	/s/ Matthew T. Sands
Matthew T. Sands, Chief Financial Officer