Form 10-Q
period 2021-09-30
INFORMATION ANALYSIS INC
filed 2021-11-02
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-22405

Information Analysis Incorporated

(Exact name of registrant as specified in its charter)

Virginia	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐         No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,510,690 shares of common stock, par value $0.01 per share, as of October 28, 2021.

Information Analysis Incorporated	Form 10-Q September 30, 2021

INFORMATION ANALYSIS INCORPORATED

FORM 10-Q

Information Analysis Incorporated	Form 10-Q September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$3,682,613	$1,858,160
Accounts receivable	2,874,656	1,442,231
Prepaid expenses	283,567	142,770
Other current assets	5,556	-
Total current assets	6,846,392	3,443,161

Intangible assets, net of amortization of $87,912 and $0,	1,402,088	-
Goodwill	785,000	-
Contract assets - non-current	-	210,688
Right-of-use operating lease asset	285,667	51,405
Property and equipment, net of accumulated depreciation and amortization of $349,300 and $312,320	94,965	62,166
Other assets	5,707	6,281
Total assets	$9,419,819	$3,773,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$926,643	$103,646
Revolving line of credit	402,306	-
Notes payable - current	797,295	93,009
Accrued payroll and related liabilities	555,483	375,168
Commissions payable	236,438	181,626
Other accrued liabilities	82,158	54,274
Contract liabilities	78,045	946,884
Operating lease liability - current	35,805	45,595
Interest payable	2,666	3,125
Total current liabilities	3,116,839	1,803,327

Note payable - non-current	400,856	356,991
Operating lease liability - non-current	260,141	-
Total liabilities	3,777,836	2,160,318

Stockholders' equity
Common stock, $0.01 par value, 30,000,000 shares authorized, 15,153,306 and 12,904,376 shares issued, 13,510,690 and 11,261,760 shares outstanding as of September 30, 2021, and December 31, 2020, respectively	151,532	129,043
Additional paid-in capital	18,507,731	14,720,065
Accumulated deficit	(12,087,069)	(12,305,514)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	5,641,983	1,613,383
Total liabilities and stockholders' equity	$9,419,819	$3,773,701

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q September 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended September 30,
	2021	2020
Revenues
Professional fees	$2,798,105	$1,580,684
Software sales	1,501,820	2,342,062
Total revenues	4,299,925	3,922,746

Cost of revenues
Cost of professional fees	1,832,812	1,051,102
Cost of software sales	1,488,238	2,257,317
Total cost of revenues	3,321,050	3,308,419

Gross profit	978,875	614,327

Selling, general and administrative expenses	1,000,880	342,778
Commissions expense	23,017	56,643
Acquisition costs	39,245	-

(Loss) income from operations	(84,267)	214,906

Other expense, net	(11,260)	(203)

(Loss) income before provision for income taxes	(95,527)	214,703

Provision for income taxes	-	-

Net (loss) income	$(95,527)	$214,703

Comprehensive (loss) income	$(95,527)	$214,703

Net (loss) income per common share - basic	$(0.01)	$0.02

Net (loss) income per common share - diluted	$(0.01)	$0.02

Weighted average common shares outstanding
Basic	12,596,126	11,211,760
Diluted	12,596,126	11,837,427

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q September 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended September 30,
	2021	2020
Revenues
Professional fees	$8,565,639	$3,353,508
Software sales	3,885,828	7,450,389
Total revenues	12,451,467	10,803,897

Cost of revenues
Cost of professional fees	5,698,407	2,232,405
Cost of software sales	3,798,607	7,289,321
Total cost of revenues	9,497,014	9,521,726

Gross profit	2,954,453	1,282,171

Selling, general and administrative expenses	2,346,680	1,049,761
Commissions expense	176,660	179,560
Acquisition costs	192,530	-

Income from operations	238,583	52,850

Other (expense) income, net	(20,138)	894

Income before provision for income taxes	218,445	53,744

Provision for income taxes	-	-

Net income	$218,445	$53,744

Comprehensive income	$218,445	$53,744

Net income per common share - basic	$0.02	$-

Net income per common share - diluted	$0.02	$-

Weighted average common shares outstanding
Basic	11,957,878	11,211,760
Diluted	12,584,914	11,810,392

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q September 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$218,445	$53,744
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	111,123	6,821
Stock option compensation	220,455	7,171
Changes in operating assets and liabilities:
Accounts receivable	(820,954)	(931,517)
Prepaid expenses and other current assets	(140,015)	461,592
Contract assets	210,688	(89,404)
Other assets	16,663	-
Accounts payable	508,408	317,048
Contract liabilities	(868,839)	(132,574)
Accrued payroll and related liabilities and other accrued liabilities	63,404	334,325
Commissions payable	54,812	11,363
Net cash (used in) provided by operating activities	(425,810)	38,569

Cash flows from investing activities
Acquisition of property and equipment	(56,010)	(58,640)
Acquisition of Tellenger, net of cash acquired	(2,233,884)	-
Net cash used in investing activities	(2,289,894)	(58,640)

Cash flows from financing activities

Borrowing under revolving line of credit	502,306	-
Repayments under revolving line of credit	(100,000)	-
Proceeds from note payable	1,000,000	450,000
Principal payments - long-term note	(251,849)	-
Net proceeds from issuance of stock	3,294,554	-
Proceeds from from exercise of stock options	95,146	-
Net cash provided by financing activities	4,540,157	450,000

Net increase in cash and cash equivalents	1,824,453	429,929

Cash and cash equivalents, beginning of the period	1,858,160	1,039,442
Cash and cash equivalents, end of the period	$3,682,613	$1,469,371
Supplemental cash flow Information
Interest paid	$32,197	$-
Non-cash investing and financing activities
Value of common stock issued in connection with the acquisition of Tellenger, Inc.	$200,000	$-

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q September 30, 2021

INFORMATION ANALYSIS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2021
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2020	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net income	-	-	270,815	-	270,815
Stock option compensation	-	27,711	-	-	27,711
Stock issued	3,306	492,693	-	-	495,999
Issuance of stock from exercise of options	250	3,300	-	-	3,550
Balances at March 31, 2021	132,599	15,243,769	(12,034,699)	(930,211)	2,411,458
Net income	-	-	43,157	-	43,157
Stock option compensation	-	111,862	-	-	111,862
Stock issued, net	683	197,872	-	-	198,555
Issuance of stock from exercise of options	3,600	76,395	-	-	79,995
Balances at June 30, 2021	136,882	15,629,898	(11,991,542)	(930,211)	2,845,027
Net loss	-	-	(95,527)	-	(95,527)
Stock option compensation	-	80,882	-	-	80,882
Stock and warrants issued	14,000	2,786,000	-	-	2,800,000
Issuance of stock from exercise of options	650	10,951	-	-	11,601
Balances at September 30, 2021	$151,532	$18,507,731	$(12,087,069)	$(930,211)	$5,641,983

	Nine months ended September 30, 2020
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2019	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net loss	-	-	(126,339)	-	(126,339)
Stock option compensation	-	450	-	-	450
Balances at March 31, 2020	128,543	14,683,387	(12,845,232)	(930,211)	1,036,487
Net loss	-	-	(34,620)	-	(34,620)
Stock option compensation	-	356	-	-	356
Balances at June 30, 2020	128,543	14,683,743	(12,879,852)	(930,211)	1,002,223
Net income	-	-	214,703	-	214,703
Stock option compensation	-	6,365	-	-	6,365
Balances at September 30, 2020	$128,543	$14,690,108	$(12,665,149)	$(930,211)	$1,223,291

The accompanying notes are an integral part of the financial statements

Information Analysis Incorporated	Form 10-Q September 30, 2021

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

The consolidated financial statements as of September 30, 2021 and for the nine month period ended September 30, 2021 include the accounts of the Company, including the accounts and results of operations of its wholly owned subsidiary, Tellenger, for the period from April 7, 2021 through September 30, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

The following policies were added to Note 1, “Summary of Significant Accounting Policies,” as a result of activity during the quarter ended June 30, 2021: Business Combinations and Intangibles and Goodwill. There have been no additional changes in the Company’s significant accounting policies as of September 30, 2021, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the SEC on March 31, 2021.

Information Analysis Incorporated	Form 10-Q September 30, 2021

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

Accounts Receivable

Accounts receivable consist of trade accounts receivable and do not bear interest. The Company typically does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Accounts with receivable balances past due over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. No allowance for doubtful accounts has been recorded at September 30, 2021 and December 31, 2020.

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

Stock-Based Compensation

At December 31, 2020, the Company had the stock-based compensation plans described in Note 6 below. Total compensation expense related to these plans was $80,882 and $6,365 for the three months ended September 30, 2021 and 2020, respectively, and $220,455 and $7,171 for the nine months ended September 30, 2021 and 2020, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Information Analysis Incorporated	Form 10-Q September 30, 2021

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

The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of September 30, 2021, and December 31, 2020, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company has net operating loss carryforwards of approximately $2.7 million, none of which will expire, if unused, on December 31, 2021. The net operating loss carryforwards are offset by a full valuation allowance.

Income (Loss) Per Share

The Company’s income (loss) per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants, and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 10 for more details.

Business Combinations

The Company applies the guidance of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company recognizes the fair value of assets acquired and liabilities assumed in transactions; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; expenses transaction and restructuring costs; and discloses the information needed to evaluate and understand the nature and financial effect of the business combination.  See Note 5 for more details.

Intangibles and Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Goodwill – Intangibles and Other (“ASC 350”). Goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to, (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. The Company performs its annual impairment testing as of October 31. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. See Note 5 for more details.

Information Analysis Incorporated	Form 10-Q September 30, 2021

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

Information Analysis Incorporated	Form 10-Q September 30, 2021

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

Professional services are offered through several arrangements – through time and materials arrangements, fixed-price-per-unit arrangements, fixed-price arrangements, or combinations of these arrangements within individual contracts. Revenue under time and materials arrangements is recognized over time in the period the hours are worked, or the expenses are incurred, as control of the benefits of the work is deemed to have passed to the customer as the work is performed. Revenue under fixed-price-per-unit arrangements is recognized at a point in time when delivery of units have occurred, and units are accepted by the customer or are reasonably expected to be accepted. Generally, revenue under fixed-price arrangements and mixed arrangements is recognized either over time or at a point in time based on the allocation of transaction pricing to each identified performance obligation as control of each is transferred to the customer. For the periods reported herein, the majority of revenue recognized under fixed price and mixed arrangements occurred over time, and the amounts resulting from additional disaggregation would be immaterial. For fixed-price arrangements for which the Company is paid a fixed fee to make itself available to support a customer, with no predetermined deliverables to which transaction prices can be estimated or allocated, revenue is recognized ratably over time.

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. The Company’s obligations as the seller for each class differ based on its reseller agreements and whether its customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract is material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers and for non-government customers is usually recognized on a gross basis at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where the Company has no obligation to the customer after the third-party makes delivery of the licenses, the Company has determined it is acting as an agent, and the Company recognizes revenue upon delivery of the licenses only for the net of the selling price and its contract costs.

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

Information Analysis Incorporated	Form 10-Q September 30, 2021

Disaggregation of Revenue from Contracts with Customers

	Three Months Ended				Nine Months Ended
Contract	September 30,2021		September 30,2020		September 30,2021		September 30,2020
Type	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Services Time & Materials	$2,705,099	62.9%	$1,403,270	35.8%	$7,519,190	60.4%	$2,724,653	25.2%
Services Fixed Price	19,175	0.5%	27,150	0.7%	452,726	3.6%	177,705	1.7%
Services Combination	47,060	1.1%	133,914	3.4%	506,331	4.1%	382,860	3.5%
Services Fixed Price per Unit	26,771	0.6%	16,350	0.4%	87,391	0.7%	68,290	0.6%
Third-Party Software	1,445,757	33.6%	2,248,574	57.4%	3,683,967	29.6%	6,859,994	63.5%
Software Support & Maintenance	48,421	1.1%	56,290	1.4%	150,696	1.2%	531,983	4.9%
Incentive Payments	7,642	0.2%	37,198	0.9%	51,166	0.4%	58,412	0.6%

Total Revenue	$4,299,925		$3,922,746		$12,451,467		$10,803,897

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized at September 30, 2021, and December 31, 2020.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. Changes in contract assets balances in the three months and nine months ended September 30, 2021 and 2020, are as follows:

Contract Assets
Balance at December 31, 2020	$210,688
Contract assets added	131,923
Balance at March 31, 2021	342,611
Contract assets added	134,657
Balance at June 30, 2021	477,268
Contract assets added	45,895
Reduction in contract assets	(523,163)
Balance at September 30, 2021	$-

Balance at December 31, 2019	$-
Balance at March 31, 2020	-
Contract assets added	13,918
Balance at June 30, 2020	13,918
Contract assets added	75,486
Balance at September 30, 2020	$89,404

The contract asset balance was reduced to zero as of September 30, 2021 because the amounts withheld from payment of invoices as a financing component of a subcontract became fully due and billable as the prime contractor met a specific deliverable.

Information Analysis Incorporated	Form 10-Q September 30, 2021

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months and nine months ended September 30, 2021 and 2020, are as follows:

Contract Liabilities
Balance at December 31, 2020	$946,884
Contract liabilities added	93,934
Revenue recognized	(585,322)
Balance at March 31, 2021	455,496
Contract liabilities added	4,815
Revenue recognized	(354,427)
Balance at June 30, 2021	105,884
Contract liabilities added	79,640
Revenue recognized	(107,479)
Balance at September 30, 2021	$78,045

Balance at December 31, 2019	$464,223
Contract liabilities added	19,136
Revenue recognized	(212,568)
Balance at March 31, 2020	270,791
Contract liabilities added	9,906
Revenue recognized	(216,353)
Balance at June 30, 2020	64,344
Contract liabilities added	480,024
Revenue recognized	(212,719)
Balance at September 30, 2020	$331,649

Revenues recognized during the nine months ended September 30, 2021, and 2020, from the balances at December 31, 2020 and 2019, were $946,884 and $464,223, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets at September 30, 2021, and December 31, 2020. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that one of its subcontracts to a prime contractor includes a significant financing component. The subcontract is invoiced on a time and materials basis, under which 90% of each invoice amount had been paid under regular terms, and the 10% payment balance of each invoice was deferred until the prime contractor met a specific deliverable under its prime contract. The primary purpose of this arrangement was to assist the prime contractor in meeting all of its financial obligations until it could realize the financial benefit of meeting the deliverable. The Company estimated its interest rate of 4.5% based on a small premium over the rate of its revolving line of credit as of the measurement date. The deliverable was met on August 31, 2021, ahead of the original schedule.

Information Analysis Incorporated	Form 10-Q September 30, 2021

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in the three months and nine months ended September 30, 2021, and 2020, are as follows:

Deferred Costs of Revenue
Balance at December 31, 2020	$89,068
Deferred costs added	17,406
Deferred costs expensed	(75,223)
Balance at March 31, 2021	31,251
Deferred costs added	11,188
Deferred costs expensed	(16,681)
Balance at June 30, 2021	25,758
Deferred costs added	194,686
Deferred costs expensed	(33,118)
Balance at September 30, 2021	$187,326

Balance at December 31, 2019	$453,607
Deferred costs added	181
Deferred costs expensed	(207,437)
Balance at March 31, 2020	246,351
Deferred costs added	2,472
Deferred costs expensed	(192,548)
Balance at June 30, 2020	56,275
Deferred costs added	-
Deferred costs expensed	(54,477)
Balance at September 30, 2020	$1,798

3.	Leases

The Company has a primary operating lease which is a real estate lease for its headquarters in Fairfax, Virginia. This lease has a fixed lease term of 66 months and commenced July 1, 2021. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s balance sheets as of September 30, 2021, and December 31, 2020. As of September 30, 2021, and December 31, 2020, the Company does not have any sales-type or direct financing leases.

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

Information Analysis Incorporated	Form 10-Q September 30, 2021

The Company also has an operating lease which is a real estate lease for its Tellenger subsidiary. The original term of the lease expired, and it continues on a month-to-month basis at a fixed rate of $900 per month. Neither a lease asset nor a lease liability is recognized for this lease.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

The following table provides supplemental balance sheet information related to the Company’s operating lease:

Balance Sheet Classification	As of September 30, 2021	As of December 31, 2020

Assets:
Right-to-use operating lease asset	$285,667	$51,405
Liabilities:
Operating lease liability - current	$35,805	$45,595
Operating lease liability - non-current	260,141	-
Total lease liabilities	$295,946	$45,595

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded in the Company’s consolidated balance sheet:

As of September 30, 2021

Remainder of 2021	$-
2022	69,334
2023	71,210
2024	54,699
2025	75,111
2026	51,327
Total lease payments	321,681
Less: discount	(25,735)
Present value of lease liabilities	$295,946

As of September 30, 2021, the Company’s primary operating lease had a lease term of 66 months. The discount rate of the lease is equal to IAI’s estimated incremental borrowing rate at the measurement date of the lease agreement. The weighted average discount rate of the Company’s operating lease is approximately 5.5%. For the three months ended September 30, 2021, and 2020, the Company incurred $15,985 and $26,122 of expense related to its operating leases, and for the nine months ended September 30, 2021 and 2020, the Company incurred $68,229 and $78,365 of expense related to its operating leases.

4.	Accounts Receivable

Accounts receivable at September 30, 2021 and December 31, 2020, consist of the following:

	September 30, 2021	December 31, 2020
Billed federal government	$2,832,906	$1,425,217
Unbilled receivables	41,750	17,014
Accounts receivable	$2,874,656	$1,442,231

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

5.	Acquisition

On April 7, 2021, the Company executed and closed a stock purchase agreement to purchase all of the issued and outstanding shares of stock of Tellenger, Inc. The adjusted purchase price was approximately $2.3 million in cash and 68,264 unregistered shares of the Company’s stock, valued at $200,000. Legal fees and other costs specifically related to the Tellenger acquisition in the amounts of $18,575 and $171,860 were incurred during the three-month and nine-month periods ended September 30, 2021, respectively, and were classified as acquisition costs in the Company’s consolidated statement of operations. The Company also incurred other acquisition types of costs unrelated to Tellenger.  Included in the cash consideration is $272,000 in amounts held in escrow at Citizens Bank, N.A. Institutional Services Group (as escrow agent) to satisfy any potential post-closing claims.

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

The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded net tangible assets of $240,357, and intangible assets in the form of $1,090,000 for customer relationships with an amortizable useful life of eight years, $280,000 for Tellenger’s trade name / trademarks with an indefinite life, and $120,000 for executed non-compete agreements with a useful life of three years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of $785,000 was recorded as goodwill on the transaction.

The components of the Company’s identifiable intangible assets are as follows:

	September 30, 2021
		Gross
	Useful	Carrying
	Lives (years)	Amounts
Intangible assets with estimated useful lives
Customer relationships	8	$1,090,000
Non-compete agreements	3	120,000
Intangible assets with indefinite lives
Trade names		280,000
Gross identified intangible assets		1,490,000
Accumulated amortization		(87,912)
Net identifiable intangible assets		1,402,088
Goodwill		785,000
Intangible assets		$2,187,088

Information Analysis Incorporated	Form 10-Q September 30, 2021

Amortization expense related to the amortizable intangible assets was $44,061 and $87,912 for the three months and nine months ended September 30, 2021, respectively. Amortization expense for the remaining three months of 2021 and the five years after 2021 is estimated to be:

Remainder of 2021	$44,061
2022	176,244
2023	176,244
2024	146,259
2025	136,248
2026	136,248
Thereafter	306,784
Total	$1,122,088

Supplemental Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented as if the acquisition of Tellenger had been completed on January 1, 2020. The pro forma information includes adjustments to amortization expense for the intangible assets acquired and interest expense for the additional debt used to partially fund the acquisition price.

The pro forma data are for informational purposes only are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition of Tellenger occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$4,299,925	$5,061,260	$13,677,430	$14,058,930
Income (loss) from operations	$(84,267)	$252,947	$291,508	$(9,425)

6.	Stock-Based Compensation

The Company has two shareholder-approved stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. On June 1, 2016, the shareholders ratified the IAI 2016 Stock Incentive Plan (“2016 Plan”), which had been approved by the Board of Directors on April 4, 2016.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Such options generally vest over periods of six months to two years. Fair values of option awards granted in the three months and nine months ended September 30, 2021 and 2020, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021			2020
Risk-free interest rate	0.84%	0.26%	0.46%	-	0.92%	0.26%	-	0.33%
Dividend yield	0%	0%		0%			0%
Expected term (in years)	5	5%		5			5
Expected volatility	46.8%	69.6%	47.1%	-	92.6%	65.8%	-	69.6%

Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility against the calculated volatility of several public company issuers that operate within its market segment. The first issuance for which this benchmarking was applied was effective with options granted on March 31, 2021.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016 and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. At September 30, 2021, there were unexpired options for 853,500 shares issued under the 2016 Plan, of which 556,000 were exercisable.

Information Analysis Incorporated	Form 10-Q September 30, 2021

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. Options under the 2006 Plan were generally granted at-the-money or above, expire no later than ten years from the date of grant or within three months of within prescribed periods following cessation of employment, whichever comes first, and vest over periods determined by the Board of Directors. The number of shares subject to options available for issuance under the 2006 Plan could not exceed 1,950,000. There were 374,000 unexpired options remaining from the 2006 Plan at September 30, 2021, all of which were exercisable.

The status of the options issued under the foregoing option plans as of September 30, 2021 and 2020, and changes during the three months and nine months ended September 30, 2021 and 2020, were as follows:

Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
Incentive Options	Shares	per share	contractual term	value
Outstanding at December 31, 2020	1,395,000	$0.31
Options granted	145,000	2.62
Options exercised	(25,000)	0.14
Options expired	-	-
Options forfeited	-	-
Outstanding at March 31, 2021	1,515,000	$0.53
Options granted	127,500	2.85
Options exercised	(360,000)	0.22
Options expired	(20,000)	0.17
Options forfeited	-	-
Outstanding at June 30, 2021	1,262,500	$0.86
Options granted	30,000	2.80
Options exercised	(65,000)	0.18
Options expired	-	-
Options forfeited	-	-
Outstanding at September 30, 2021	1,227,500	$0.94	5 years, 1 month	$2,450,068
Exercisable at September 30, 2021	930,000	$0.44	4 years, 5 months	$2,326,943

Outstanding at December 31, 2019	1,349,000	$0.23
Options granted	-	-
Options exercised	-	-
Options expired	(129,000)	0.17
Options forfeited	-	-
Outstanding at March 31, 2020	1,220,000	0.24
Options granted	10,000	0.15
Options exercised	-	-
Options expired	(10,000)	0.19
Options forfeited	-	-
Outstanding at June 30, 2020	1,220,000	0.24
Options granted	210,000	0.66
Options exercised	-	-
Options expired	-	-
Options forfeited	-	-
Outstanding at September 30, 2020	1,430,000	$0.30	4 years, 5 months	$487,773
Exercisable at September 30, 2020	1,208,500	$0.24	3 years, 5 months	$482,268

Information Analysis Incorporated	Form 10-Q September 30, 2021

There were 30,000 options and 210,000 options granted during the three months ended September 30, 2021, and 2020, respectively, and there were 302,500 options and 220,000 options granted during the nine months ended September 30, 2021 and 2020, respectively. There were 65,000 options and no options exercised during the three months ended September 30, 2021, and 2020, respectively, and there were 450,000 options and no options exercised during the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, there was $163,847 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of seven months.

Total compensation expense related to these plans was $80,882 and $6,365 for the three months ended September 30, 2021, and 2020, respectively, and $220,455 and $7,171 for the nine months ended September 30, 2021, and 2020, respectively.

Nonvested option awards as of September 30, 2021, and 2020, and changes during the three months and nine months ended September 30, 2021 and 2020, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2020	235,000	$0.36
Granted	145,000	1.22
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2021	380,000	$0.94
Granted	127,500	1.19
Vested	(25,000)	1.01
Forfeited	-	-
Nonvested at June 30, 2021	482,500	$0.81
Granted	30,000	1.15
Vested	(215,000)	0.41
Forfeited	-	-
Nonvested at September 30, 2021	297,500	$1.13

Nonvested at December 31, 2019	23,500	$0.17
Granted	-	-
Vested	(5,000)	0.21
Forfeited	-	-
Nonvested at March 31, 2020	18,500	$0.15
Granted	10,000	0.08
Vested	(15,500)	0.16
Forfeited	-	-
Nonvested at June 30, 2020	13,000	$0.09
Granted	210,000	0.37
Vested	(1,500)	0.12
Forfeited	-	-
Nonvested at September 30, 2020	221,500	$0.36

7.	Revolving Line of Credit

At September 30, 2021, the Company had a revolving line of credit with Summit Community Bank (“Summit”) providing for on-demand or short-term borrowings of up to $1,000,000, subject to a borrowing base calculated using outstanding accounts receivable, in which the bank has a collateral interest. The line expires on April 16, 2022. As of September 30, 2021, $402,306 was outstanding under this line of credit at a variable interest rate of 3.25% (Wall Street Journal prime plus 0% with a floor of 3.25%), and there was no outstanding balance at December 31, 2020.

The Company previously had a revolving line of credit with another bank (“prior LOC”) providing for demand or short-term borrowings of up to $1,000,000. The prior LOC originally was due to expire on July 31, 2021. The new Summit line of credit was used to pay off the prior LOC and it was closed on May 3, 2021.

8.	Notes Payable

Due to the coronavirus uncertainty and staffing and payroll cuts that were being considered in early 2020 due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the SBA. The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. The Company began making principal and interest payments in August 2021 while also continuing to pursue its application for loan forgiveness. On, October 6, 2021, the Company was notified that its lender had approved the full amount of $450,000 for forgiveness, and the forgiveness package had been submitted to the SBA for final approval. The SBA may take up to 90 days to complete their review of the submission. The Company expects its application for loan forgiveness to be resolved during the fourth quarter of 2021.

In conjunction with the Tellenger acquisition, on April 16, 2021, the Company and Tellenger jointly procured a $1 million term loan (“Term Loan”) with Summit Community Bank to assist with post-acquisition cash flow and integration costs. The loan is payable in monthly installments consisting of a fixed principal amount plus accrued interest over the course of two years at a fixed interest rate of 4.89%. The loan is collateralized by a security interest in substantially all the assets of both companies.

To provide additional net working capital support, the Company borrowed $150,000 from the sellers of Tellenger for a period of 90 days from the closing date of April 7, 2021, without interest accumulation. The sellers were repaid in July 2021.

The following table represents note payable balances at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 30, 2020
PPP loan	$406,484	$450,000
Term loan	791,667	-
Total	1,198,151	450,000
Less current portion	(797,295)	(93,009)
Non-current portion	$400,856	$356,991

	Notes Payable Payment Schedule
	Term Loan	PPP Loan	Total

Remainder of 2021	$125,000	$74,045	$199,045
2022	500,000	298,039	798,039
2023	166,667	34,400	201,067
Total payments	$791,667	$406,484	$1,198,151

9.	Private Placement

On August 26, 2021, the Company completed a private offering of 1,400,000 units at a price of $2.00 per unit, each unit consisting of one share of common stock and one warrant exercisable at $3.00 for one share of common stock. No commissions were payable in connection with this offering. The warrants expire on August 31, 2026. 1,400,000 shares of common stock issuable upon exercise of warrants in connection with the offering have been reserved for issuance. The net proceeds of the transaction of $2,800,000 will be used for general corporate purposes.

The shares are unregistered and are subject to a six-month holding period under SEC Rule 144 before the securities can be sold in the public market. The warrants are also exercisable for unregistered shares and are freely transferable after six months from their issuance. The shares underlying the warrants must be held for a period of at least six months if exercised for cash. If exercised on a cashless basis, the shares can be freely traded once the holding period of the warrants and the shares is at least six months combined. The warrants are freestanding securities that are separately exercisable and legally detachable from the common shares and have been classified as equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The proceeds from the offering were allocated using the relative fair value method as follows:

		Additional
	Common	Paid-In
	Stock	Capital	Total
Unregistered shares	$14,000	$2,142,000	$2,156,000
Warrants	-	644,000	644,000
Total	$14,000	$2,786,000	$2,800,000

Information Analysis Incorporated	Form 10-Q September 30, 2021

10.	Earnings (Loss) Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 672,373 shares from stock options were excluded from diluted shares for the three months ended September 30, 2021.

The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per common share:

	Net income		Per share
	(loss)	Shares	amount
Basic net loss per common share for the three months ended September 30, 2021:
Loss available to common shareholders	$(95,527)	12,596,126	$(0.01)
Effect of dilutive stock options	-	-	-
Diluted net loss per common share for the three months ended September 30, 2021	$(95,527)	12,596,126	$(0.01)

Basic net income per common share for the three months ended September 30, 2020:
Income available to common shareholders	$214,703	11,211,760	$0.02
Effect of dilutive stock options	-	625,667	-
Diluted net income per common share for the three months ended September 30, 2020:	$214,703	11,837,427	$0.02

	Net income		Per share
	(loss)	Shares	amount
Basic net income per common share for the nine months ended September 30, 2021:
Income available to common shareholders	$218,445	11,957,878	$0.02
Effect of dilutive stock options	-	627,036	-
Diluted net income per common share for the nine months ended September 30, 2021	$218,445	12,584,914	$0.02

Basic net income per common share for the nine months ended September 30, 2020:
Income available to common shareholders	$53,745	11,211,760	$-
Effect of dilutive stock options	-	598,632	-
Diluted net income per common share for the nine months ended September 30, 2020	$53,745	11,810,392	$-

11.	Subsequent Events

Lease Agreement

In October 2021, the Company executed a lease of office space in Annapolis, MD. The lease’s effective date was October 1, 2021. The lease term is 36 months with no renewal options and initial monthly rent of $12,713. Rent for the first three months of the lease term will be abated by 50% and the lease contains 2.5% rent escalations in its second and third years.

Information Analysis Incorporated	Form 10-Q September 30, 2021

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	our failure to generate a sufficient level of professional fees;
●	the loss of one or more material subcontracts under which a material portion of our revenue and income is concentrated;
●	our inability to integrate businesses, products, or technologies we may acquire;
●	the limited public market for our common stock;
●	inaccuracy in our estimates of the cost of services and the timeline for completion of contracts;
●	our inability to hire, retain, and utilize qualified personnel;
●	our failure to protect our information technology from disruptions, failures, and security breaches;
●	changes in the funding priorities of the U.S. federal government;
●	intense competition from other companies;
●	our inability to raise additional capital when needed;
●	fluctuations in our results of operations and the resulting impact on our stock price;
●	efforts to gain entry into new markets may be unsuccessful;
●	investments in developing new services offerings may take time to recover;
●	health epidemics, pandemics, and other natural disasters and national emergencies;
●	our inability to reach investors and gain shareholder approval when needed; and
●	our forward-looking statements and projections may prove to be inaccurate.

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

Information Analysis Incorporated	Form 10-Q September 30, 2021

Through our recent acquisition of Tellenger, Inc., we acquired competencies in web-based solutions and cyber security. We believe combining web-based solutions with system modernization will provide us with the skill sets that are needed to migrate legacy systems to the cloud. We foresee this as a key component of our growth since there are billions of lines of code, in both the governmental and commercial sectors, that eventually must be modernized. We see this as an expanding market since users eventually will need to substantially update their systems.

Our acquisition of Tellenger was also premised upon gaining access to its professionals and service engagements in cyber security. Cyber security opportunities continue to grow. Given recent hacking incidents, it is increasingly clear, that every enterprise and governmental agency must devote resources to protect themselves. It is our intention to better leverage our resources to take advantage of the growth in this market.

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

As for acquisitions, we believe there are numerous small government contractors, such as IAI and Tellenger, who recognize that unless they undertake fundamental changes in their business and invest the necessary capital, their business prospects stall. The founders of these companies who are resistant to change and investment are often inclined to sell their businesses, but given their modest size, their ability to attract suitable buyers is limited. We believe we can be a potential buyer for these companies. As in the Tellenger transaction, the currency of our publicly traded shares allows us to provide sellers with a means of participating in the anticipated future growth of the combined companies. These acquisitions can also serve as a talent acquisition vehicle to better enable us to compete for engagements in our focus areas.

We have been taking steps to make it easier for investors to trade in our stock. In January, we upgraded IAI’s listing from the OTC pink sheets to the OTCQB. We currently have a pending application to list our shars on the NASDAQ Capital Market.

Concentration of Risk

Our greatest concentration of risk for us is that a material portion of our gross profits and our income is derived from a few material subcontracts for professional services. For the three months ended September 30, 2021, three subcontracts under government procurements represented 54.4% of our revenue and 87.9% of our gross profit, respectively. For the nine months ended September 30, 2021, these same subcontracts represented 50.4% of our revenue and 78.7% of our gross profit, respectively.

Fluctuations in our revenue and concentrations of prime U.S. government contracts have ceased to be a material risk compared to our gross profits on professional fees contracts, as a large percentage of our sales under prime U.S. government contracts are software sales. The amount of such revenue does not have a material effect on gross profit.

At September 30, 2021, accounts receivable balances related to two professional services subcontracts under one prime contractor for projects at one federal agency collectively represented 63% of our outstanding accounts receivable. One other subcontract under federal procurements represented 12.3% outstanding accounts receivable.

We sold third-party software and maintenance contracts under multiple agreements with one major supplier. These sales accounted for 34.8% and 55.6% of total revenue in the three months ended September 30, 2021 and 2020, respectively, and 30.8% and 67.3% of revenue in the nine months ended September 30, 2021 and 2020, respectively.

Information Analysis Incorporated	Form 10-Q September 30, 2021

Results of Operations

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Revenue

Total revenue was $4,299,925 for the three months ended September 30, 2021, compared with $3,922,746 in the prior year quarter, an increase of $377,179, or 9.6%. Professional fees increased $1,217,421, or 77.0%, while software sales revenue decreased by $840,242, or 35.9%. Our acquisition of Tellenger represents approximately two-thirds of the increase in professional fees. The decrease in software revenue in 2021 versus the same period in 2020 is due to the non-recurring nature of software sales transactions, as well as the timing of recurring orders.

Gross Profit

Gross profit increased by $364,548, or 59.3%, to $978,875, in the third quarter of 2021 over the third quarter of 2020, due to the increase in the revenue generated from professional fees. Overall gross profit margin was 22.8% in 2021, up from 15.7% in 2020, due to the increase in professional fees revenue relative to software sales revenue. Gross profit percentage for professional fees in the third quarter of 2021 was 34.5%, while software sales generated a gross profit percentage of 0.9%. In 2021, we have added several new partnerships for software product lines that are expected to improve our gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased by $658,102 in the third quarter of 2021 over the prior year. Incorporating Tellenger’s administrative structure added $66,062 to our SG&A, and amortization of intangible assets (a non-cash expense) related to the Tellenger acquisition added another $44,061. Our efforts to attract and retain quality new members of our board of directors, the addition of an additional independent director, the increased use of share-based compensation (a non-cash expense) to attract and retain key employees and directors, management changes and administrative salaries, investor relations, a post-employment transition agreement with a retiring executive, increased legal expenses, and investment in our business resources, including our business development program and our accounting department, contributed to the increase in SG&A. Much of the increase in SG&A is associated with putting the resources in place necessary to position the Company for growth.

Acquisition Costs

We incurred legal, accounting, and other acquisition related expenses totaling $39,245 in the third quarter of 2021.

Income (Loss) from Operations

Loss from operations was $84,267 in the third quarter of 2021 compared to income from operations of $214,906 in 2020, a difference of $299,173. The decrease in income from operations is the net effect of increased gross profit of $364,548 being more than offset by increased SG&A costs of $658,102, as discussed above.

Information Analysis Incorporated	Form 10-Q September 30, 2021

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Revenue

Total revenue was $12,451,467 for the nine months ended September 30, 2021, compared with $10,803,897 in the prior year period, an increase of $1,647,570, or 15.2%. Professional fees increased $5,212,131, or 155.4%, while software sales revenue decreased by $3,564,561, or 47.8%. Our acquisition of Tellenger represents approximately one-third of the increase in professional fees. The decrease in our software revenue in the first nine months of 2021 versus the same period in 2020 is due to the non-recurring nature of many of our software sales transactions, including one software sales contract that expired after 2020 that contributed $1,931,692 to revenue each year, as well as the timing of recurring orders. Software sales are subject to considerable fluctuation from period to period, based on the product mix sold and referral fees earned.

Gross Profit

Gross profit increased by $1,672,282, or 130.4%, to $2,954,453, for the nine months ended September 30, 2021 over the comparable period of 2020, due to the increase in the revenue generated from professional fees. Maintaining a certain level of professional fees revenue is necessary to generate sufficient gross profit to cover the cost of our operations. Overall gross profit margin was 23.7% in 2021, up from 11.9% in 2020, due to the increase in professional fees revenue relative to software sales revenue. Gross profit percentage for professional fees for the nine months ended September 30, 2021 was 33.5%, while software sales generated a gross profit percentage of 2.2%. In 2021, we have added several new partnerships for software product lines that are expected to improve our gross profit margin. Our first sale under one of these new product lines, while a modest sale, produced a gross profit percentage of 19.3%.

Selling, General and Administrative Expenses

SG&A increased by $1,296,919 for the nine months ended September 30, 2021 over the prior year. Incorporating Tellenger’s administrative structure added $146,807 to our SG&A, and amortization of intangible assets (a non-cash expense) related to the Tellenger acquisition added another $87,912. Our efforts to attract and retain quality new members of our board of directors, the addition of an additional independent director, the increased use of share-based compensation (a non-cash expense) to attract and retain key employees and directors, management changes and administrative salaries, investor relations, a post-employment transition agreement with a retiring executive, increased legal expenses, and investment in our business resources, including our business development program and our accounting department, contributed to the increase in SG&A. Much of the increase in SG&A is associated with putting the resources in place necessary to position the Company for growth.

Acquisition Costs

We incurred legal, accounting, and other expenses totaling $192,530 for the nine months ended September30, 2021, primarily related to the acquisition of Tellenger.

Income (Loss) from Operations

Income from operations was $238,583 for the nine months ended September 30, 2021 as compared to $52,850 for the comparable period of 2020, an increase of $185,733, or 351.4%. The increase in income from operations is the net effect of increased gross profit of $1,672,282 being partially offset by increased SG&A expenses of $1,296,919, as discussed above.

Liquidity and Capital Resources

Our beginning cash and cash equivalents balance, when combined with our cash flow from operations and proceeds from sales of common stock and exercise of stock options, was sufficient to provide financing for our operations. Our cash balance at September 30, 2021, was $3,682,613.

On August 26, 2021 we completed a private offering of 1,400,000 units at a price of $2.00 per unit, each unit consisting of one share of common stock and one warrant exercisable at $3.00 for one share of common stock. The warrants expire on August 31, 2026.

Information Analysis Incorporated	Form 10-Q September 30, 2021

On April 16, 2021, we secured financing for a $1 million 24-month term loan and a $1 million revolving line of credit as joint borrowings of IAI and our subsidiary, Tellenger, Inc. The purpose of the term loan was to provide financing for the Tellenger acquisition, and the balance at September 30, 2021, was $791,667. The line of credit has a current balance of $402,306 and is limited to a borrowing base calculated based on our accounts receivable and expires on April 16, 2022. As of September 30, 2021, we had borrowing availability of $597,694 under this line of credit. In addition, we borrowed $150,000 from the sellers of Tellenger to provide additional net working capital support for the first ninety days following the transaction. The seller loan was repaid in July 2021.

In March 2021 we raised $495,999 in a private placement, and payments received from exercised stock options have added an additional $95,145 in 2021 through September 30.

Due to the coronavirus uncertainty, and pending staffing and payroll cuts due to liquidity constraints, the Company applied for a Paycheck Protection Program loan, guaranteed by the SBA. The Company was funded by its lender on April 20, 2020, in the amount of $450,000. The loan accrues interest at a fixed rate of 1% and has a term of two years. The first payment is deferred until the date the SBA remits the Company’s loan forgiveness amount to the lender, though interest accrues during the deferral period. The loan has been used exclusively to support maintaining employee payroll and benefits. We began making principal and interest payments in August 2021 while also continuing to pursue our application for loan forgiveness. On, October 6, 2021, we were notified that the bank had approved the full amount of $450,000 for forgiveness, and the forgiveness package had been submitted to the SBA for final approval. The SBA may take up to 90 days to complete their review of the submission. The Company expects its application for loan forgiveness to be fully resolved during the fourth quarter of 2021.

There was a financing component to one of our subcontracts under which we had accrued $545,152 through July 31, 2021. The full amount of the accrual was invoiced on September 8, 2021.

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

We have no material commitments for capital expenditures.

Information Analysis Incorporated	Form 10-Q September 30, 2021

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

In September 2021 the Company created the position of Senior Vice President & Corporate Controller which created an additional level of review for the Company's financial reporting.  There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Tellenger, Inc. had been privately held and utilized non-U.S.-GAAP financial reporting prior to being acquired. It had written procedures but insufficient and limited controls. The IAI accounting department reconstructed Tellenger’s prior years’ financial statements and assumed full control of Tellenger’s books. As such, Tellenger has now been fully integrated into the IAI systems of internal controls over financial reporting. Tellenger’s will be migrated into IAI’s primary accounting system by the start of the 2022 calendar year.

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

Information Analysis Incorporated	Form 10-Q September 30, 2021

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Previously furnished in our Form 8-K dated August 26, 2021 and filed with the SEC on August 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Information Analysis Incorporated	Form 10-Q September 30, 2021

Item 6.	Exhibits

3.2	Amended Article III, Section 2 of the Company’s Bylaws	Incorporated by reference from the Registrant’s Form 8-K filed August 26, 2021
4.1	Form of Warrant issued in connection with the offering of August 26, 2021	Incorporated by reference from the Registrant’s Form 8-K filed August 26, 2021
10.1	Executive employment agreement for G. James Benoit, Jr. dated August 24, 2021	Incorporated by reference from the Registrant’s Form 8-K dated August 24, 2021 and filed August 26, 2021
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	Inline XBRL Instance Document	Filed with this Form 10-Q
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Information Analysis Incorporated	Form 10-Q September 30, 2021

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Information Analysis Incorporated (Registrant)

Date:	November 1, 2021	By:	/s/ G. James Benoit
G. James Benoit,
Chief Executive Officer

Date:	November 1, 2021	By:	/s/ Timothy G. Hannon
Timothy G. Hannon, Interim Chief Financial Officer