Form 10-K
period 2021-12-31
WAVEDANCER, INC.
filed 2022-04-12
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-22405

WAVEDANCER, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1167364
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12015 Lee Jackson Memorial Highway Ste 210 Fairfax, Virginia	22033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 383-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WAVD	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the 9,845,390 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2021, was approximately $30,914,525. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 8, 2022, there were 17,344,697 outstanding shares of the registrant’s common stock.

Cautionary Statement Regarding Forward-Looking Statement

This Form 10-K contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

Additionally, these forward-looking statements are based on assumptions and are subject to risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. These risks include, among others, those detailed under the heading “Risk Factors Summary” and under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Investors should read and understand the risk factors detailed in this report and in other filings with the Securities and Exchange Commission (“SEC”).

RISK FACTORS SUMMARY

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of the risks applicable to us in Part I, Item 1A. “Risk Factors” and elsewhere in this report.

●	Our business is subject to risks related to our pending acquisition of Knowmadics, Inc., which is subject to shareholder approval as of the date of this filing.
●	Our business is subject to risks related to our acquisition of Gray Matters, Inc.
●	Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
●	Our business is subject to risks related to the COVID-19 pandemic and the conflict in Ukraine.
●	Our operating history and recent and proposed changes to our business model make it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
●	We have had operating losses in three of each of the last four years and may not achieve or maintain profitability in the future.
●

If the cybersecurity, Internet of Things (“IoT”), enterprise resource planning (“ERP”), command and control (“C2”), or supply chain management (“SCM”) markets are not receptive to our solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

●	A portion of our revenue is expected to be generated by sales to government entities, which are subject to a number of challenges and risks.
●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.
●	We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train and retain qualified personnel, including members for our board of directors, could harm our business.
●	Our business is subject to risks related to the use of blockchain and distributed ledger technology.
●

We are dependent on a few key customer contracts for a significant portion of our future revenue, and a significant reduction in services to one or more of these contracts would reduce our future revenue and harm our anticipated operating results.

●	Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us.
●	Our use of open-source software in our products and subscriptions could negatively affect our ability to sell our products and subscriptions and subject us to possible litigation.
●	We are dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.
●	We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
●	Failure to comply with governmental laws and regulations could harm our business.
●	We are subject to risks associated with our strategic investments, and impairments in the value of our investments could negatively impact our financial results.
●

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business.

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
●	If we are not able to maintain and enhance our brand and our reputation as a provider of high-quality security solutions and services, our business and results of operations may be adversely affected.

PART I

Item 1.	Business

Founded in 1979 as Information Analysis Incorporated, the Company changed its name to WaveDancer, Inc. and converted from a Virginia corporation to a Delaware corporation in December 2021. The Company is in the business of developing and maintaining information technology (“IT”) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations.

The Company is an IT provider primarily for the benefit of federal government agencies. At present, we primarily apply our technology, services and experience to legacy software migration and modernization, developing web-based and mobile device solutions, including dynamic electronic forms development and conversion, data analytics, and we are in the process of acquiring talent and expertise in developing cybersecurity and cloud services practices. Our focus is on enterprise IT solutions primarily relating to system modernization, cloud-based solutions and cybersecurity protection.

Since the Company’s inception, we have performed software development and conversion projects for over 100 commercial and government customers including, but not limited to, the Department of Agriculture, Department of Defense, Department of Education, Department of Homeland Security, Department of the Treasury, U.S. Small Business Administration, U.S. Army, U.S. Air Force, Department of Veterans Affairs, and General Dynamics Information Technology (formerly Computer Sciences Corporation, CSRA).

Modernization has been a core competency of the Company for over 20 years. We have modernized over 100 million lines of COBOL code for over 35 governmental and commercial customers. We maintain a pool of skilled COBOL programmers. This provides us with competitive advantage as the labor pool of such programmers is shrinking as aging software professionals retire. Our business has also historically relied upon the reselling of applications, primarily for forms development.

Through our acquisition in April 2021 of Tellenger, Inc. (“Tellenger”), which is now a wholly-owned subsidiary of the Company, we acquired competencies in web-based solutions and cybersecurity. Tellenger is a boutique IT consulting and software development firm specializing in modernization, software development, cybersecurity, cloud solutions, and data analytics. We believe combining web-based solutions with system modernization will provide us with the skill sets that are needed to migrate legacy systems to the cloud. We foresee this as a key component of our modernization growth since there are billions of lines of code, in both the governmental and commercial sectors, that eventually must be modernized. It is also our intention to better leverage our resources, largely gained through the acquisition of Tellenger, to take advantage of the growth in the cybersecurity market.

In December 2021, we announced the reorganization of our entire professional services practice into Tellenger, and as a result, our professional services are contained in a single entity. Through Tellenger, we perform services such as business process re-engineering, cloud migrations, and Software-as-a-Service (“SaaS”) implementations on behalf of clients in the private and public sector with an aim to increase productivity, gain efficiencies, and achieve key performance indicators. Tellenger is appraised at Capability Maturity Model Integration (CMMI) Level 3.

Through our acquisition of Gray Matters, Inc. and in connection with our business transformation strategy which we discuss below, in December 2021 we gained access to blockchain and encryption algorithm technology. Gray Matters specializes in the supply chain management (“SCM”) industry and in United States intelligence, national security and diplomatic organizations. Gray Matters uses a “Zero Trust” product and is designed to secure and monitor the lifecycle of manufacturing through destruction and recycling.

Our Strategy

Our strategy is to grow our business organically as well as through acquisitions.

Through the acquisitions of Tellenger and Gray Matters in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which management viewed as higher margin, including within the SCM sector. In assessing the Company’s repositioning, management observed cybersecurity practices as evolving toward a zero trust approach, the integration of blockchain as enhancing SCM, and the proliferation of Internet of Things (“IoT”) devices that were taking organizational networks to the edge. With respect to its focus on IoT, the Company agreed to acquire Knowmadics, Inc. (“Knowmadics”) on March 18, 2022. The acquisition remains subject to stockholder approval of share issuances contemplated under the definitive purchase agreement and our obtaining financing to fund the purchase price under the agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pending Acquisition of Knowmadics” for more information on the Knowmadics acquisition. Additionally, we have been seeking to purchase other technology companies whose businesses complement the Company’s existing business and whose personnel would better enable us to compete for engagements in our focus areas.

To grow organically, we have hired and plan to continue to hire, business development personnel and intend to become more proactive in bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities.

In November 2021, we upgraded our listing from the OTCQB to the Nasdaq Capital Market.

Products and Services

While we offer a range of services, historically, two areas of focus for us have been modernization, including cloud services and migrations, and cybersecurity. With our acquisition of Gray Matters, we are expanding our business by adding blockchain-enabled supply chain management capabilities. Each of these areas are more fully described below.

Modernization

Tellenger’s modernization focus spans legacy system modernizations as well as cloud assessment and migration efforts. Through our services, we aim to address client requirements, determine the best plan of action, and execute on that plan. We have provided modernization solutions to more than 40 government and private sector clients, with a particular focus on modernizing older, proprietary mainframe COBOL applications.

Tellenger helps organizations understand their current level of cloud maturity and plan for their next phase of cloud adoption, be it a full cloud or hybrid solution, or a private or public cloud, and aims to address security concerns in the process. We offer consulting and engineering services that range from cloud adoption to application migrations to cloud optimization. Our customer engagements utilize Amazon Web Services, Microsoft Azure, Google Cloud, and Red Hat.

Cybersecurity

Tellenger specializes in cybersecurity by leveraging its resources within software development and cloud services, and took part in designing, developing, and deploying a large cybersecurity initiative for the DHS CDM program, which enabled the agency to continuously manage its cybersecurity posture through a dynamic approach to fortifying their networks and systems. We have also helped design, develop, and implement a multi-tenant cybersecurity-managed service for government agencies known as Dashboard-as-a-Service (DBaaS).

Our Zero-Trust Blockchain-Enabled Supply Chain Platform

Our suite of zero-trust blockchain-enabled products, acquired with our purchase of Gray Matters, are currently deployed in support of certain requirements of the U.S. government and serves to operationalize their SCM. We have several installations of our blockchain technology presently fielded to audit, track and monitor our customer's mission-enabling equipment and assets. To meet our customer's security and confidentiality requirements, we offer our solutions as standalone systems to precisely audit and track our customer's equipment by providing real-time monitoring of material. We offer a standard user interface (UI) and user experience (UX) to our customer but have and will continue to offer customized solutions in the defense and intelligence sectors.

Our blockchain products are currently deployed in support of multiple national security missions, and are designed to:

●	Track and manage assets and supply chains from acquisition to destruction of sensitive government equipment;
●	Communicate with foreign and domestic vendors;
●	Provide security and controls required to accomplish missions successfully;
●	Increase visibility of assets and transactions;
●	Centralize access and visibility to multiple incompatible systems and critical records;
●	Improve trend and failure analysis, predictability of requirements (using artificial intelligence, machine learning, pattern recognition); and
●	Work in a tamper-proof and immutable repository of data.

Professional Services

The majority of our revenue is derived from services that we provide our U.S. government customers through our subsidiary, Tellenger. Tellenger offers a suite of IT services including consulting, development, training, migration and modernization implementation, and on-site project support. Tellenger’s current contracts extend into 2023 and 2024.

Overview of Market

Blockchain

Blockchain is an emerging technology that has the potential to provide significant efficiency and security gains in businesses.  As the global economy becomes increasingly digital, we believe that blockchain-enabled business models will fundamentally alter how business is conducted in the future. Blockchain is most relevant to establish trust between two or more people organization where trust would not otherwise exist.  This inter-party trust is built on blockchain’s robust security, the increased transparency of transactions within a blockchain, and instant traceability of digital assets. In addition to increasing trust, the promise of blockchain lies in cost savings, increased transaction speeds and significant advances in automation.  We believe there will be significant demand for permissioned blockchains within our markets when savings and efficiencies are quantified.

Our suite of zero-trust blockchain enabled products are currently deployed in support of certain requirements of the U.S. government. We have several installations of our blockchain technology presently fielded to audit, track and monitor our customer’s mission-enabling equipment and assets. See “—Products and Services—Our Zero-Trust Blockchain-Enabled Supply Chain Platform” for more information on our blockchain services.

Cloud Solutions Marketplace

The cybersecurity and cloud solutions markets continue to be among the fastest growing segments of the information technology professional services business, as small and large companies and state and federal government agencies are expanding their presence and reach through cloud implementations. Complex web applications generally require knowledge of customers’ back-end systems based on mainframe or mid-level computers. We believe that we are one of few small companies that have the expertise to develop these more sophisticated web applications, both internally and through strategic business relationships with software firms.

Information Collection and Dissemination

Given executive level directives to improve outreach to stakeholders, federal and state government agencies are now empowered to find means of facilitating dissemination of information quickly and efficiently. Government requirements are unique in that most government processes are based on forms. Many government agencies rely on thousands of internal and external forms to conduct their business. Forms usage within the federal government is also subject to Section 508 of the Rehabilitation Act and its related accessibility requirements for information and communications technology. Of particular concern are PDF documents, which need special remediation due to generally being inaccessible from mobile devices. PDFs are the predominant format for forms in the federal government, and we support several agencies in Section 508 PDF remediation through our solutions partnership with Adobe Systems.

The U.S. federal government has been employing more form data entry and citizen communication using mobile devices such as iPhones, iPads, and mobile devices employing the Android and other operating systems. Working with Adobe’s latest versions of Adobe Experience Manager (“AEM”), we have been able to build applications for several federal clients employing mobile devices, as well as converting paper-based forms into “dynamic” or “adaptive” forms.

Legacy Migration and Modernization

The migration and modernization market is complex and diverse. Many large legacy systems remain in use because of the enormous cost to re-engineer these systems. Typically, these legacy systems have been patched and modified without adequate documentation for decades and utilize multiple reporting applications and methods used to recall the information contained within the systems. Currently, the options available to modernize these systems are many and include introduction of new hardware systems, employing advanced software languages, and utilization of the Internet or Intranets to achieve desired efficiencies. All of these options are often very expensive and time consuming because they require starting all over in defining requirements, designing structures, programming, and testing.

Opportunities for our modernization expertise continue to exist as government agencies and private companies are being driven to modernize for various reasons. One major reason is the increasing difficulty of finding and retaining staff with technical skills in outdated but in-use programming languages. Many senior programmers who possess these skills are nearing retirement. Another driving factor is the increased funding by federal and state legislatures to address the upgrading of their legacy systems. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and database languages are generally poorly supported by their providers. Maintenance costs are materially increasing as vendors squeeze the most out of clients before the life-cycles of hardware and software expire. The inherent stability of these legacy systems and the costs of modernizing them through traditional methods have been barriers to decision-makers executing on the modernizations, but the increases in resources needed and the decrease in resources available to support these legacy systems will continue to force the issue. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. Over the next decade, we expect organizations to be under increasing pressure revamp their older legacy systems.

A segment of mainframe users is interested in simply updating their legacy systems without drastic rewritings to these systems in newer languages or adapting expensive enterprise products (such as SAP or Oracle) to their needs. These potential customers are looking for automated tools that can quickly and cost-effectively move applications onto cheaper computer platforms without the risk of failure. The Company, in conjunction with strategic partners, such as Micro Focus and Software Mining, offers its own conversion tool set and those of our partners in addressing this need and positioning us to uniquely deliver successful results. It is difficult to determine the exact size of this segment, but even a minor share of this market would represent significant prospective customers with meaningful opportunities.

The Company was a major partner in the successful modernization effort of the Small Business Administration ("SBA") 504 loan program through 2017 and 2018, and we are currently working with those same partners on another modernization effort at the SBA.

Competition

There are hundreds of firms performing traditional information technology services, business intelligence and cybersecurity, and general consulting for the federal government. A great number of them are much larger than we are, and are more established in the marketplace, and have more resources to pursue individual prospects.

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies that purport to substantially automate the process through software tools including Blue Phoenix Solutions, Fujitsu, and IBM. Software for enterprise resource planning, such as SAP and Oracle, provides an additional source of competition, although to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the marketplace. No matter what type of solution is offered, many of our competitors have greater name recognition than our company, a larger, more established customer base, and significantly greater financial and market resources.

In the realm of enterprise-based web content management systems, there are a number of small and large companies offering such software products and related consulting services. We believe that the Adobe Experience Manager, or AEM, product suite will continue to excel against such competition, including offerings such as Microsoft’s SharePoint solution. AEM has performed well in the federal marketplace due to its full offering of powerful capabilities such as cloud integration and intuitive customization. AEM is a solution that optimizes the authoring, management and delivery of digital media and content across owned channels, including web, mobile, email, print and social communities. From 2019 to 2020, Gartner named Adobe as a leader in multiple categories of its Magic Quadrant reporting including, but not limited to, digital experience platforms, personalization engines, CRM lead management, ad tech, digital commerce, and multichannel marketing hubs.

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

Given our current strategy to reposition the business within the SCM sector, President Biden’s Executive Order on America’s Supply Chains, issued on February 24, 2021, may have a direct impact on our business going forward. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Government Regulation” for more information.

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

Employees

As of December 31, 2021, we employed fifty-one full-time and four part-time individuals. All of our billable professionals have at least four years of related experience. For computer related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.wavedancer.com.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Our business, financial condition and results of operations could be materially adversely affected by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition, or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely be adversely affected.

Risks Related to Potential and Pending Acquisitions, including of Knowmadics, Inc.

The announcement and pendency of our agreement to acquire Knowmadics could adversely affect our business.

On March 22, 2022, we announced that we had entered into a definitive agreement to acquire Knowmadics, Inc. (“Knowmadics”). Uncertainty about the effect of the acquisition as perceived by our end-customers, employees, partners, and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the acquisition. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the acquisition of Knowmadics could adversely affect our business.

Consummation of the acquisition of Knowmadics is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including our need to raise capital and obtain stockholder approval of the share issuances in connection with the funding and closing of the acquisition. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the related definitive agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the definitive acquisition agreement, we may be required to pay a termination fee of $250,000 to Knowmadics. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition if the acquisition is not consummated.

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

If we are unable to raise additional capital when needed, we may not be able to consummate the acquisition of other businesses.

We may require additional capital to fund operations, capital expenditures and the acquisition of other businesses. We may finance future cash needs through public or private equity offerings, debt financings, or corporate collaborations. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our acquisition opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Tellenger, Gray Matters, and potentially of Knowmadics.

The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including the above-mentioned acquisitions, include:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	our ability to successfully achieve billings and revenue targets of acquired businesses;
●	coordination of research and development and sales and marketing functions;
●	integration of solution and service offerings;
●	retention of key employees from the acquired company;
●	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
●	cultural challenges associated with integrating employees from the acquired company into our organization;
●

integration of the acquired company’s accounting, management information, human resources and other administrative systems, as well as the acquired operations, technology and rights to our offerings, and any unanticipated expenses related to such integration;

●	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
●	financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we do not adequately address and that cause our reported results to be incorrect;
●

liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

●	completing the transaction and achieving or utilizing the anticipated benefits of the acquisition within the expected timeframe, or at all;
●	unanticipated write-offs or charges; and
●

litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties which may differ from or be more significant than the risks our business faces.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities, as happened with our Gray Matters acquisition and will happen with the potential Knowmadics acquisition, if that occurs.

There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

Risks Related to the Acquisition of Gray Matters, Inc.

If we are unsuccessful at executing our business plan and necessary transition activities following the acquisition of Gray Matters, Inc., our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

On December 10, 2021, we completed the acquisition of Gray Matters, Inc. (“GMI” or “Gray Matters”), a company specializing in the blockchain, encryption, and supply chain management (“SCM”) industries. The integration of an acquired business can be disruptive and can make the execution of business strategies more difficult. The constraints on our business imposed by the acquisition, including the resources required to focus on the accompanying transition, could have a continuing impact on the execution of our business strategy and our overall operating results. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in executing on these transition activities while achieving our cost optimization goals, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business. Even if we are successful at executing this transition, the acquisition of Gray Matters may not enhance long-term stockholder value as anticipated, we may not realize some or all of the anticipated benefits from the acquisition, some of the anticipated benefits may not occur for a significant time period following the acquisition, or the acquisition may in fact adversely affect our business.

Risks Related to the COVID-19 Pandemic and Conflict in Ukraine

The global COVID-19 pandemic could harm the Company’s business, results of operations, financial condition and liquidity.

The global spread of COVID-19 and related measures to contain its spread (such as government-mandated business closures and shelter-in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and related measures to contain its spread have not adversely affected the Company’s results of operations to date, they have, and could continue to, adversely affected certain components of the Company’s business. For example, the pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand, particularly if government funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition, and our ability to execute on business or contract opportunities.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that it cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on national and global economic activity, unemployment levels and financial markets. Although we are uncertain of the ultimate magnitude or duration of the business and economic impacts of the COVID-19 pandemic, their long-term effect on our businesses will depend on, among other things: the extent, evolution and duration of the pandemic; the severity of and the number of people infected with the virus and the widespread availability of anti-viral treatments and vaccines, especially as new strains of COVID-19 have been discovered; the wider economic effects of the pandemic and the scope and duration of governmental and other third-party measures restricting day-to-day life and business operations; and the impact of economic stimulus efforts to support the economy through the pandemic. Due to the unprecedented and continually evolving social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, there is significant uncertainty regarding the ultimate impact on our business, business prospects, operating results and financial condition and our estimates or predictions regarding such impact may be materially wrong.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition or liquidity, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The Russian invasion of Ukraine may expand into a broader international conflict that could adversely affect multiple channels of commerce and markets.

The Russian invasion of Ukraine and resulting market volatility, could adversely affect our business, financial condition, or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

Risks Related to Our Current and Proposed Cybersecurity, IoT, ERP, C2, and SCM Business

The following risk factors relate to our current and proposed Software-as-a-Service (“SaaS”), cybersecurity, internet of things (“IoT”) device management, enterprise resource planning (“ERP”), command and control (“C2”), and digital logistics and supply chain management (“SCM”) businesses, into which the Company is transitioning in light of its acquisition of Gray Matters and its pending acquisition of Knowmadics.

Our operating history and changes to our business model makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.

Founded in 1979, we are a business amidst a transformation from a provider of services to a provider of blockchain and IoT technologies. Historically, our business provided systems and software modernization services to government customers and has recently evolved to provide more logistics and cybersecurity services to government customers.

In December 2021, we announced the reorganization of our professional services practice into our wholly-owned subsidiary Tellenger, Inc. (“Tellenger”), which we acquired in April 2021. This reorganization put our professional services into a single entity. Tellenger is a boutique IT consulting and software development firm specializing in modernization, software development, cybersecurity, cloud solutions, and data analytics. With the acquisition of Gray Matters, Inc. in December 2021, and potential acquisition of Knowmadics this year, we intend to reenter the market as a dual-use government and commercial SaaS technology provider providing blockchain-enabled supply chain security and IoT device management, security and C2 solutions.

The markets for many of our acquired solutions are in the early stages of development and customer adoption remains limited. Additionally, most of our acquired solutions are sold as subscriptions, often to large enterprises or governments, and contract terms may vary significantly. We have encountered and will continue to encounter risks and uncertainties frequently encountered by emerging technology-based companies in developing markets.

If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the digital logistics/SCM, IT security, enterprise resource planning (“ERP”), C2 or IoT market, our results of operations and financial results could differ materially from our plans and forecasts. Any success we may experience in the future will depend in large part on our ability to, among other things:

●	successfully execute our business plan and necessary transition activities;
●	maintain and expand our customer base and the ways in which customers use our solutions and services;
●	expand revenue from existing customers through increased or broader use of our solutions, subscriptions and services within their organizations;
●	grow our revenues from software, subscriptions and recent offerings from our recent and potential acquisitions;
●	convince customers to allocate a fixed portion of their annual IT budgets to our solutions and services;
●	improve the performance and capabilities of our platform through research and development;
●	effectively expand our business domestically and internationally; and
●

successfully compete with other companies that currently provide, or may in the future provide, solutions like ours that protect against advanced cyberattacks, measure security effectiveness, or investigate and respond to attacks.

If we are unable to achieve our key objectives, including the objectives listed above, our business and results of operations will be adversely affected, and the fair market value of our common stock could decline.

If the cybersecurity, IoT, ERP, C2 or SCM markets are not receptive to our solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

Our future success depends on market adoption of our approach and solutions to cybersecurity, IoT, ERP, C2 and SCM. Enterprises and governments may be hesitant to purchase our solutions if they believe their existing solutions provide a level of service and security that is sufficient to meet their needs. Currently, many enterprises and governments have not allocated a fixed portion of their budgets to digital logistics or standalone threat intelligence or solutions that evaluate security effectiveness. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our technology, threat intelligence and expertise. However, even if we are successful in doing so, any future deterioration in general economic conditions, including as a result of the COVID-19 pandemic or the conflict in Ukraine, may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on solutions like ours. If we do not succeed in convincing customers that our solutions should be an integral part of their overall approach to IT efficiency and security and that a fixed portion of their annual IT budgets should be allocated to our solutions, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.

Even if there is significant demand for solutions like ours, if our competitors include functionality that is, or is perceived to be, better than or equivalent to that of our solutions, we may have difficulty increasing the market penetration of our solutions. Furthermore, even if the functionality offered by other IT service providers is different and more limited than the functionality of our solutions, organizations may elect to accept such limited functionality in lieu of adding solutions and services from additional vendors like us, especially if competitor offerings are free or available at a lower cost.

In addition, changes in customer requirements could reduce customer demand for our solutions. For example, if one or more governments share, on a free or nearly free basis, IT threat intelligence with other governmental agencies or organizations, such as critical infrastructure companies, then those agencies or organizations might have less demand for additional threat intelligence and may purchase less of our standalone threat intelligence offerings.

If enterprises and governments do not continue to adopt our solutions for any of the reasons discussed above or for other reasons not contemplated, our sales would not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.

The market for cybersecurity, IoT, ERP, C2 and SCM solutions and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, threat vectors and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.

Our current competitors include ERP and SCM application vendors, business application software vendors, and large cybersecurity vendors such as Mandiant, ForeScout, CrowdStrike, and Palo Alto Networks that have multiple offerings similar to ours; large accounting firms that offer incident response and strategic consulting services similar to ours; and other small and large companies that offer solutions or services that compete in some of our markets. Other IT providers offer, and may continue to introduce, logistics and security features that compete with our platform and related solutions, either in stand-alone products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

●	greater name recognition, longer operating histories and larger customer bases;
●	larger sales and marketing budgets and resources;
●	broader distribution and established relationships with channel and distribution partners and customers;
●	greater customer support resources;
●	greater resources to make acquisitions or enter into strategic partnerships;
●	lower labor and research and development costs;
●	larger and more mature intellectual property portfolios; and
●	substantially greater financial, technical, and other resources.

In addition, some of our larger competitors have substantially broader offerings and may be able to leverage their relationships with distribution partners and customers based on other products or solutions to gain business in a manner that discourages users from purchasing our solutions, subscriptions, and services, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of performance or features of the solutions. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior solutions and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Further, as our customers refresh the security solutions bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase solutions from our competitors instead of from us.

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may accelerate the adoption of new technologies that better address end-customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross profits, and loss of market share.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors or behavior of our existing customers, our business, financial condition, and results of operations could be adversely affected.

Real or perceived defects, errors or vulnerabilities in our solutions or services, the misconfiguration of our solutions, the failure of our solutions or services to detect or respond to a security breach or incident, or the failure of customers to act on attacks identified by our solutions could harm our reputation and adversely impact our business, financial position and results of operations.

Because our solutions and services are complex, they have contained and may contain design defects or errors that are not detected until after their deployment. Our solutions also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our solutions or otherwise fail to configure our solutions in an optimal manner. Such defects and misconfigurations of our solutions could cause our solutions or services to be vulnerable to security attacks, or cause them to fail to respond to threats. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our solutions and services are unable to detect. Moreover, as our solutions and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will focus on finding ways to defeat our solutions and services. If this happens, our networks, solutions, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our solutions and services are capable of providing superior digital logistics and IT security services, which, in turn, could have a serious impact on our reputation as a provider of logistics and security solutions. Moreover, our solutions must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, unanticipated failures could occur if a customer deploys our solutions in an untested configuration. Similarly, if we inadvertently update our solutions with an erroneous configuration or untested detection content, invalid detections or downtime could occur. Any of these situations could result in negative publicity to us, damage to our reputation, declining sales, increased expenses, and customer relations issues, and therefore adversely impact our business, financial position and results of operations.

In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security- or logistics-related matter. Furthermore, in the event that a customer suffers a security breach, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth and we may not achieve or maintain profitability in the future.

Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

●	maintain, renew, and expand our existing customer base;
●	win new customers for our solutions;
●	increase revenues from existing customers through increased use of our solutions, subscriptions, and services within their organizations;
●	improve the capabilities of our solutions and subscriptions through research and development;
●	continue to develop our blockchain-based solutions;
●	maintain the rate at which customers purchase our subscriptions and support;
●	continue to successfully expand our business domestically and internationally; and
●	successfully compete with other companies.

If we are unable to maintain consistent or increasing revenue growth or if our revenues decline, it may be difficult to achieve and maintain profitability and our business and financial results could be adversely affected. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.

If organizations do not adopt SaaS-delivered or BaaS-delivered security solutions, our ability to grow our business and results of operations may be adversely affected.

We believe our future success will depend in large part on the growth, if any, in the market for Software-as-a-Service-delivered (SaaS-delivered) or Blockchain-as-a-Service-delivered (BaaS-delivered) security solutions. The use of SaaS or BaaS solutions to manage and automate logistics, security and IT operations is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand for our solutions, or the success of existing competitive solutions. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, competing solutions, concerns relating to privacy, data protection, or cybersecurity, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations, and financial results. We do not know whether the trend in adoption of SaaS-delivered or BaaS-delivered logistics or security solutions will continue in the future. Furthermore, if we or other SaaS or BaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS or BaaS solutions as a whole, including our security solutions, may be negatively affected. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.

A portion of our revenue is expected to be generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products, subscriptions and support offerings to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products, subscriptions and support offerings may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products, subscriptions and support offerings. Government entities may have statutory, contractual, or other legal rights to terminate contracts for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, subscriptions and support offerings, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products, subscriptions and support offerings to the U.S. government.

If we do not accurately anticipate and respond promptly to changes in our customers’ logistics or security needs or scale our business in a cost-effective manner, our competitive position, prospects, and financial condition could be harmed.

There can be no assurance that we will be successful in developing and marketing, on a timely basis, new logistics and security solutions or enhancements or that our new solutions or enhancements will adequately address the changing needs of the marketplace. Although the market expects rapid introduction of new solutions and enhancements to respond to customer needs, the development of these solutions and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new solutions and enhancements. We may experience unanticipated delays in the availability of new solutions and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new solutions and enhancements to our platform that can adequately respond to our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new solutions with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing solutions. There can be no assurance that announcements of new solutions will not cause customers to defer purchasing our existing solutions.

Additionally, the process of developing new technology is expensive, complex and uncertain. The success of new solutions and enhancements depends on several factors, including appropriate component costs, timely completion and introduction, differentiation of new solutions and enhancements from those of our competitors and market acceptance. To maintain our competitive position, we must continue to commit significant resources to developing new solutions or enhancements to our platform before knowing whether these investments will be cost-effective or achieve the intended results. There can be no assurance that we will successfully identify new market opportunities, develop and bring new solutions or enhancements to market in a timely manner, or achieve market acceptance of our solutions or that solutions and technologies developed by others will not render our platform obsolete or noncompetitive. If we expend significant resources on researching and developing solutions or enhancements to our platform and such solutions or enhancements are not successful, our business, financial position and results of operations may be adversely affected.

In addition, we provide our blockchain-based solutions and services through third-party data center hosting facilities. We rely on the owners or operators of these hosting facilities in maintaining the availability of their services, maintenance of their infrastructure, and in providing appropriate backup, disaster recovery and security measures. The owners of the data center hosting facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Furthermore, we have and will continue to make substantial investments to support growth of our platform. If our server costs were to increase, our business, results of operations and financial condition may be adversely affected. In addition, ongoing improvements to our infrastructure may be more expensive than we anticipate and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

Risks Related to Blockchain

The Company’s business plans involve distributed ledger technology which involves various risks.

The Company has little to no performance or operational record with distributed ledger technology, which was obtained through the acquisition of Gray Matters, and the Company is in the early stages of integrating and commercializing such technology. Consequently, many details about the integration of such technology into its business model are not known, are highly uncertain, and are subject to change with or without notice. Many factors could influence the success of the Company in these efforts, some of which are out of the Company’s control, and there is no guarantee that the Company will further explore the development of or will ultimately be successful in developing such technology.

Blockchain technology is relatively new and untested.

Blockchain technology is a relatively new and untested technology, the characteristics and behavior of which is not fully understood. There is no guarantee that the Company will be successful at continuing to enhance its blockchain technology or integrating its blockchain technology into its business model. Further, a government could prohibit the commercial or non-commercial use of the cryptographic methods necessary to the use of such technology. Any of these negative outcomes could negatively impact the Company and its business.

The further development and acceptance of distributed ledger networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.

The growth of the distributed ledger industry is subject to a high degree of uncertainty. The factors affecting the further development of such industry, include, without limitation:

●	Worldwide growth in the adoption and use of distributed ledger technologies;
●	The maintenance and development of the open-source software protocol and other distributed ledger networks; and/or
●	A decline in the popularity or acceptance of distributed ledger networks.

The slowing or stopping of the development, general acceptance and adoption and usage of distributed ledger networks may adversely affect the Company and its business.

There are risks associated with the development and launch of the Company’s blockchain platform.

The Company’s blockchain platform is in the process of being developed and its full development will require significant capital, the expertise of the Company’s management and substantial time and effort by skilled developers and other parties.

The Company may not retain the services of developers with the technical skills and expertise needed to successfully develop the technology, integrate it into the Company’s existing technology portfolio, and progress it to a successful launch. Further, there is significant risk to building and implementing such new technologies that may have never been used, or that are being used in different ways. Even if the technology is successfully developed and launched, there can be no assurance that it will function as intended, that it will be launched according to the Company’s intended timeline, or that it will be able to sustain long-term operation.

There are risks that our technology solutions will be superseded.

There can be no assurance that the technology being proposed to underpin the blockchain technology will not be supplanted by competing protocols that improve upon, or fully replace, the Company’s technology. It is not known whether the Company’s technology will become the predominant protocol adopted globally by the industry. If the Company’s blockchain technology is surpassed or superseded, it could negatively impact the Company and its business.

Additionally, the technology may include coding errors or otherwise not function as intended, which may negatively affect the Company and its business. Upgrades to the technology after it launches or a change in how transactions are confirmed on the blockchain may have unintended adverse effects. In addition, any required parameter changes needed to correct coding errors or unintended functionalities of the technology may fail to be implemented. As a result, any such coding errors or unintended functionalities in the technology may remain unresolved.

Risks Related to our Legacy Services Business

The following risk factors relate to our legacy consulting and software development services, which we provide through our wholly owned subsidiary, Tellenger.

We have had operating losses in three of each of the last four years and may not achieve or maintain profitability in the future.

We have incurred operating losses in each of three of the last four years, including net losses of $1,131,449, $717,246 and $51,034 during the years ended December 31, 2021, 2019 and 2018, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

We are subject to the seasonality of U.S. government spending.

We derive a substantial portion of our revenues from U.S. government contracting, and as a result, we are subject to the annual seasonality of the U.S. government purchasing. Because the U.S. government fiscal year ends on September 30, it is not uncommon for U.S. government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this seasonality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders typically substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

Our pricing structures for our solutions and services may change from time to time.

We expect that we may change our pricing model from time to time, including as a result of competition, global economic conditions, and general reductions in our customers’ spending levels, pricing studies, or changes in how our solutions are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing solutions and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our solutions and services to larger organizations, these larger organizations may demand substantial price concessions. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

We rely on the technology, infrastructure, and software applications, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some of certain key platform features or functions of our business. Additionally, we rely on computer hardware and cloud capabilities purchased in order to deliver our solutions and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our solutions become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our solutions, cause our solutions to fail, our revenue and margins could decline, or our reputation and brand to be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

We have experienced, and may in the future experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical events such as the conflict in Ukraine, and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or solutions, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

Furthermore, our solutions are in many cases important or essential to our customers’ operations, including in some cases, their cybersecurity or oversight and compliance programs, and subject to service level agreements (“SLAs”). Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease use of our solutions and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our solutions to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations.

Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

We are dependent on a few key customer contracts for a significant portion of our future revenue, and a significant reduction in services to one or more of these contracts would reduce our future revenue and harm our anticipated operating results.

The services we provide to the Small Business Administration in connection with its 7A and 504 loan programs are expected to comprise a significant portion of our future revenue. Our business will likely be harmed if the services we provide do not generate as much revenue as we forecast, and the termination or delay of the related contracts could have a material adverse effect on our revenue and profitability. Adverse events affecting the programs subject to these contracts could also negatively affect our ability to process transactions under those contracts, which could adversely affect our revenue and results of operations. In addition, if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues, financial condition, and ability to execute on business or contract opportunities; however, the ultimate impact is highly uncertain and subject to change.

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

Although software sales have constituted a significant part of our overall revenue, the gross profit we derive from such sales is very modest, generally less than three percent. Consequently, we are reliant on professional fee revenue to maintain and operate our business. Our number of professional fee engagements are limited and we have relied upon several key engagements to provide us with the level of revenue we require to breakeven or gain a modest degree of profitability. Any loss of a key contract will have a detrimental effect on the Company.

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

The market for our products and services is competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. Some of these companies have longer operating histories, greater financial, marketing and other resources, greater name recognition in other markets and a larger base of customers than the Company. In addition, some companies have well-established relationships with our current and prospective customers. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can. Should we not be able to maintain our competitive advantages in light of these factors, it could have a material negative impact on our results of operations.

Additionally, federal government customers are increasingly utilizing systems to accept software bids that make it easier for a larger number of sellers to participate in the bid process, which puts downward pressure on prices. At the same time, we obtain software licenses and related software maintenance contracts for resale from third-party suppliers. Increases in costs from these suppliers may affect our ability to bid winning prices to potential customers, which could have a material effect on software sales revenue. Also, any delay in our suppliers’ fulfillment of our orders could impair our ability to deliver products and maintenance to customers and, accordingly, could have a material adverse effect on business, results of operations, financial condition, and reputation.

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

Risks Related to Intellectual Property and Technology Licensing

Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or subscriptions or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and end-customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. Because we may be an attractive target for computer hackers, we may have a greater risk of unauthorized access to, and misappropriation of, our proprietary information. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, we may need to take legal action to protect our intellectual property rights, to protect our trade secrets, if any, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date. Any of these events would have a material adverse effect on our business, financial condition, and operating results.

Our use of open-source software in our products and subscriptions could negatively affect our ability to sell our products and subscriptions and subject us to possible litigation.

Our products and subscriptions contain software modules licensed to us by third-party authors under open-source licenses. Some open-source licenses contain requirements that we make available applicable source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products or subscriptions with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open-source software to avoid subjecting our products and subscriptions to conditions we do not intend, the terms of many open-source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and subscriptions. From time to time, there have been claims against companies that distribute or use open-source software in their products and subscriptions, asserting that open-source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open-source software. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue offering our products and subscriptions on terms that are not economically feasible, to reengineer our products and subscriptions, to discontinue the sale of our products and subscriptions if reengineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open-source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open-source software, but we cannot be sure that our processes for controlling our use of open-source software in our products and subscriptions will be effective.

We intend to license technology from third parties, and our inability to maintain those licenses could harm our business.

We may incorporate technology that we intend to license from third parties, including software, into our products and subscriptions. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products and subscriptions. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them. We may also be subject to additional fees or be required to obtain new licenses if any of our licensors allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses, and such licenses may not be available on terms acceptable to us or at all. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or claims against us by our licensors, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and subscriptions containing such technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and subscriptions and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

Risks Related to Cybersecurity Incidents, Privacy and Data Protection

We are dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations. In addition, increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products, and services.

We rely on information technology networks and systems, including the Internet, blockchain and cloud services, many of which are managed by third parties, to securely process, transmit and store electronic information of financial, marketing, legal and regulatory nature to manage our business processes and activities. Although we have implemented enhanced controls around our information technology systems, these systems may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product and services sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, or our operations may be disrupted, exposing us to performance failures with customers. In addition, cybersecurity threats, such as computer viruses, attacks by computer hackers or other cybersecurity threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data.

In addition, if our acquisition of Knowmadics is consummated, we will offer certain services and products that are digitally enabled or that connect to and are part of the IoT network and will be used by third parties for operational purposes or to collect data, which may be vulnerable to attack. Our blockchain, which we intend to utilize in our services, may also be vulnerable to attack. See the risk factors under the sub-heading “Risks Related to Blockchain” for more information on such risks with respect to our blockchain. Cybersecurity attacks may target web interfaces, hardware, software and information installed, stored or transmitted by our products after they have been purchased and incorporated into third parties’ products, facilities or infrastructure. While we will attempt to provide security measures, blockchain-based or otherwise, to safeguard our products and services from cyber threats, the potential for an attack remains. A successful attack may result in the misappropriation, destruction, unauthorized access to or disclosure of third parties’ confidential information, damage or disruption to third parties’ operations, potentially with personal health and safety risks, recall of our products or increased costs for security and remediation, as well as damage to our brand reputation.

There can be no assurance that our security controls and safeguard measures taken to improve our cybersecurity protection will be sufficient to mitigate all potential risks to our systems, networks and data. Potential consequences of a cybersecurity attack include disruption to systems, corruption of data, unauthorized release of confidential or otherwise protected information, reputational damage, and litigation with third parties, any of which could have a material adverse effect on our business, financial condition, and results of operations. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities related to a cybersecurity attack.

Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business, and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers, or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

Risks Related to Tax, Accounting, Compliance and Regulation

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. In general, if our estimates, judgments, or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, including uncertainty in the current economic environment due to COVID-19, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We must maintain effective internal controls over financial reporting, and if we are unable to do so, the accuracy and timeliness of our financial reporting may be adversely affected, which could have a material adverse effect on our business and stock price.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our disclosure controls and procedures quarterly and the effectiveness of our internal control over financial reporting at the end of each fiscal year.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These stringent standards require that our audit committee be advised and regularly updated on management’s review of internal control over financial reporting.

Our management may not be able to effectively and timely implement controls and procedures which respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting, finance and information technology functions adequately or maintain internal control over financial reporting adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, or to otherwise prevent material weaknesses in internal control over financial reporting, or identify any additional material weaknesses, our business and reputation may be harmed, and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected, which could cause a decline in the market price of our common stock.

Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.

We prepare consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, recent new standards issued by the Financial Accounting Standards Board could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may in turn adversely affect our results of operations and growth prospects.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy and data-protection laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws, and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation resulting from any alleged noncompliance, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, litigation, and sanctions could harm our business, operating results, and financial condition.

Risks Related to Our Common Stock

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release, guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, such as COVID-19, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, or exercise of the related warrants, or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 100 million shares of common stock and up to 10.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the settlement of our warrants, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with three-year staggered terms;
●	authorize our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
●	provide our board of directors with the exclusive right to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director;
●	specify that special meetings of our stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors;
●	authorize our board of directors to amend our bylaws by majority vote; and
●	establish advance notice procedures with which our stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of management. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute shareholders’ investments.

Under the terms of outstanding options and warrants to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such options and warrants, could result in dilution in the interests of our other shareholders.

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

Risks Related to Financing

In the future, we may seek to enter into credit facilities to help fund our working capital needs. These credit facilities may expose us to additional risks associated with leverage and may inhibit our operating flexibility.

We may seek to enter into credit facilities with third-party lenders to help fund our business. Such credit facilities will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding, and we may be prohibited from making any distributions to our stockholders. Such debt may be secured by our assets, including the stock we may own in subsidiaries and the rights we have under intercompany loan agreements that we may enter into in the future with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our business. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

In addition, we expect that such credit facilities will bear interest at floating rates which will generally change as interest rates change. We will bear the risk that the rates that we are charged by our lenders will increase faster than we can grow the cash flow from our businesses, which could reduce profitability, materially adversely affect our ability to service our debt and cause us to breach covenants contained in our third-party credit facilities.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. If we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

General Risk Factors

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet the requirements of this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards related to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train and retain qualified personnel, including members for our board of directors, could harm our business.

Our future success is substantially dependent on our ability to hire, integrate, train, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense where we have a substantial presence and need for highly skilled personnel. We may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs, and potential changes in U.S. immigration and work authorization laws and regulations, including those that restrain the flow of technical and professional talent, may make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. We remain highly dependent on the services of Jamie Benoit, our Chief Executive Officer, who is critical to our thought leadership, market presence, reputation, future vision and strategic direction. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our solutions. Engineering personnel and other employees in the technology industry, including the cybersecurity industry, are increasingly able to work remotely, which in turn increases employee mobility and our risk of unwanted employee attrition. Our competitors and other companies in the technology industry may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

We made a number of organizational changes over the past year and, from time to time, key personnel may leave our company. Leadership transitions and management changes can be inherently difficult to manage, may cause uncertainty or a disruption to our business, and may increase the likelihood of turnover in other key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage these and other leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Any of our organizational changes may result in a loss of institutional knowledge and cause disruptions to our business. Furthermore, if we are not successful in identifying and recruiting new key employees and integrating them into our organization and creating effective working relationships among them and our other key employees, such failure could delay or hinder our development and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

Our employees, other than our chief executive officer and chief financial officer, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our key employees. If Mr. Benoit or one or more of our other key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

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

Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline or fluctuate materially.

Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract new and retain existing customers or sell additional solutions to our existing customers;
●	our ability to successfully execute our business plan and necessary transition activities following the acquisition of Gray Matters and potential acquisition of Knowmadics;
●	changes in our mix of solutions, subscriptions and services sold, including changes in the average contract length for subscriptions and support;
●	the timing and success of new platform, subscription or service introductions by us or our competitors;
●	real or perceived reductions in the efficacy of our solutions by our customers or in the marketplace;
●	budgeting cycles, seasonal buying patterns and purchasing practices of customers;
●	the timing of new contracts for our solutions and length of our sales cycles;
●	changes in customer, distributor or reseller requirements or market needs;
●	changes in the growth rate of the digital logistics or IT security market;
●

any change in the competitive landscape of the digital logistics or IT security market, including consolidation among our customers or competitors and strategic partnerships entered into by and between our competitors;

●	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;
●	our ability to successfully and continuously expand our business domestically and internationally;
●	reductions in customer retention rates for our subscriptions and support;
●	decisions by organizations to purchase digital logistics or IT security solutions from larger, more established security vendors or from their primary IT equipment vendors or IT service providers;
●	changes in our pricing policies or those of our competitors;
●	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
●	the lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;
●	our inability to execute, complete or integrate efficiently any acquisition that we may undertake;
●	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate, including those of Gray Matters and potentially of Knowmadics;
●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions, subscriptions and services;
●	the cost and potential outcomes of future litigation;
●	the departure of key employees;
●	seasonality or cyclical fluctuations in our business;
●	political, economic and social instability, including with respect to the conflict in Ukraine;
●	public health crises, such as the COVID-19 pandemic, and related measures to protect the public health;
●	future accounting pronouncements or changes in our accounting policies or practices;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure; and
●	the amount and timing of costs related to any cost reduction initiatives and the impact of such initiatives.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If we fail to effectively manage our growth, if such growth occurs, our business, financial condition and results of operations would be harmed.

There is no assurance that we will be able to successfully implement or scale improvements to our systems, processes and controls or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.

As part of our efforts to improve our internal systems, processes and controls, we might license technology from third parties. The support services available for such third-party technology might be outside of our control and may be negatively affected by consolidation in the software industry. In addition, if we do not receive adequate support for the software underlying our systems, processes and controls, our ability to provide solutions and services to our customers in a timely manner may be impaired, which may cause us to lose customers, limit us to smaller deployments of our platform or increase our technical support costs.

Many of our expenses are relatively fixed, at least in the short term. If our projections or assumptions on which we base our projections are incorrect, we may not be able to adjust our expenses rapidly enough to avoid an adverse impact on our profitability or cash flows.

In order to achieve organic growth, we must continue to improve our operational, financial and management systems and controls by, among other things:

●	effectively hiring, training, and integrating new employees, particularly members of our sales, services and management teams;
●	further improving our key business applications, processes, and IT infrastructure, including our data centers and enterprise resource planning system, to support our business needs;
●	continuing to refine our ability to forecast our bookings, billings, revenues, expenses, and cash flows;
●	enhancing our information and communication systems to ensure that our employees and offices are well coordinated and can effectively communicate with each other and our customers;
●	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results; and
●	appropriately documenting and testing our IT systems and business processes.

These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations applicable to public reporting companies would be impaired, and our business, financial condition and results of operations would be harmed.

If we are not able to maintain and enhance our brand and our reputation as a provider of high-quality security solutions and services, our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand and our reputation as a provider of high-quality security solutions and services is critical to our relationship with our existing customers, and future channel partners and technology alliance partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, and ultimately our ability to continue to develop additional high-quality security solutions and our ability to continue to provide services valued by customers. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.

In addition, in December 2021, we rebranded and changed our name from Information Analysis Incorporated to WaveDancer, Inc. Customers, suppliers, and partners may be confused by the name change leading to disruptions in our business, and investors may not understand or appreciate our rebranding efforts, which could materially and adversely impact our business, results of operations, financial condition, and trading price of our common stock.

Any litigation against us could be costly and time-consuming to defend.

From time to time, we are and may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, intellectual property claims, or securities class actions or other claims related to our business or any volatility in the trading price of our common stock.

Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Our business is subject to the risks of natural disasters, such as fire, power outages, floods, health risks and other catastrophic events, and to interruption by man-made problems such as terrorism.

Natural disasters, such as fire or floods, a significant power outage, telecommunications failure, terrorism, an armed conflict, cyberattacks, epidemics and pandemics such as COVID-19, or other geo-political unrest could affect our supply chain, manufacturers, logistics providers, or end-customers or the economy as a whole and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal office is located at 12015 Lee Jackson Memorial Highway, Fairfax, VA 22033 where we rent approximately 2,500 square feet pursuant to a lease that will expire on December 31, 2026. We also have a sub-lease for approximately 7,000 square feet of office space at 900 Bestgate Road, Annapolis, MD 21401. The Annapolis sub-lease will expire on October 31, 2024. We believe that our current physical space is adequate to meet our current needs. We will continue to evaluate our needs for office space and make changes as and when our needs change.

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

Market Information

Our common stock began trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “WAVD” on November 26, 2021. Prior to trading on NASDAQ, our common stock started trading on the OTCQB market on January 15, 2021 under the symbol “IAIC.” Prior thereto, our common stock traded on the OTC Pink Market and the OTC Bulletin Board.

Holders

As of  December 31, 2021, we had 217 holders of record of our Common Stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends within the foreseeable future. Our management anticipates that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the twelve months ended December 31, 2021 that were not disclosed by the Company on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.”

Overview

WaveDancer, formerly known as Information Analysis Incorporated (“IAI”), is engaged in providing professional services to U.S. government agencies to modernize information technology services, in selling and supporting third-party software, primarily Adobe products, to U.S. government agencies, and, with our December, 2021 acquisition of Gray Matters, Inc. (“GMI” or “Gray Matters”), in providing a blockchain enabled supply chain management software solution. With the acquisition of GMI, we began implementing a strategy that will expand our offerings well beyond systems modernization services and sales of third-party software.

Recent Developments

2021 was a year of significant change for the Company. We began the year with a new President and CEO, Stan Reese, who enacted a strategy designed to expand our offerings and grow our more profitable services business. In April, we acquired Tellenger, Inc. in order to become more competitive in the government contracting business. The Tellenger acquisition has expanded our IT services capabilities, including in cybersecurity. We refer to the products and services offered by Tellenger and WaveDancer prior to the acquisition of GMI as “Legacy IAI”.

In August 2021, our Board of Directors appointed Jamie Benoit as Chairman and CEO and Mr. Reese resumed his duties as President of Legacy IAI. Where the acquisition of Tellenger was a natural and important step forward, the appointment of Mr. Benoit and subsequent adoption of a new strategy represented a sea change for our Company. This new strategy has been developed to meet the needs of government and commercial customers in a rapidly evolving threat landscape relating to devices and data. Three key elements of this changing landscape include:

1.	the evolution of cybersecurity practices toward the zero trust approach;
2.	the proliferation of Internet of Things (IoT) devices that are taking enterprise networks to the edge; and
3.	the promise of blockchain technology.

As of the date of this filing we are moving aggressively to combine our existing capabilities, along with others we intend to build through acquisitions or alliances. Leveraging blockchain, we intend to deploy our software solutions to provide corporate and government organizations with a new, secure, and transparent way to conduct business to meet cybersecurity risks. Our efforts are designed to reposition WaveDancer as a disruptive technology in government and private sectors.

Coinciding with the appointment of Mr. Benoit in August 2021, the Company raised $2.8 million by issuing shares of common stock in an unregistered private offering to provide the initial funding for our strategy. Investors in this offering comprised the entirety of the Board of Directors and members of senior management, demonstrating our confidence in the new direction.

During the period from August 2021 through the date of this filing, we focused on putting the building blocks of this transformative strategy in place. In December 2021 we raised $10 million by issuing shares of common stock in an unregistered private offering, using the proceeds for the acquisition of GMI and to provide further liquidity to execute our strategy. Below is a summary of the key objectives of this initial phase of our strategy and certain related actions and accomplishments:

Objectives	Actions and Accomplishments
● Enhance the Company’s profile ● Improve the liquidity of our common stock	● Listed on NASDAQ ● Changed our name to WaveDancer

●         Reorganize management structure to leverage Tellenger and establish foundation for growth

●         Add capability to our Board of Directors and our management team to support and execute our strategy

●         Improve the predictability, and flexibility in the Company’s legal affairs

●         Appointed James C. “Chip” DiPaula and Rear Admiral (Ret.) Paul Becker to our Board

●         Added new key executives including Chief Growth Officer, Chief Sales Officer and Chief Financial Officer.

●         Changed incorporation from Virginia to Delaware

●         Adoption of a new certificate of incorporation and bylaws

● Increase our shareholder base and raise funds to support our strategy ● Identify and pursue acquisition targets consistent with our strategy

●         Raised $10 million in an unregistered private offering of common shares to over 75 new investors

●         Acquired Gray Matters, Inc.

●         In March 2022, entered into a definitive agreement to acquire Knowmadics

Many of the actions above required spending in advance of generating revenue from new products and services and as discussed below have resulted in increases in Selling, general and administrative (“SG&A”) expenses without the increases in revenue and margin that we plan to generate as our strategy takes hold. In 2022 we will hire salespeople, marketers, and software engineers, develop and implement sales and marketing programs, and expand our compliance, governance and administrative infrastructure to support our growing business. These activities will result in continued growth in the SG&A expense line as we continue to move aggressively in implementing our strategy.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, as discussed in Part I, Item 1, “Business,” but also pose risks and challenges, as discussed in Part I, Item 1A, “Risk Factors.”

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Consolidated Statements of Operations and the notes to the consolidated financial statements, expressed as a percentage of revenue:

	Year Ended 12/31,
	2021	2020
Revenues
Professional fees	70.5%	39.8%
Software sales	29.5%	60.2%
Total revenues	100.0%	100.0%
Cost of revenues
Cost of professional fees	47.1%	25.6%
Cost of software sales	28.8%	58.5%
Total cost of revenues	75.9%	84.1%
Gross profit	24.1%	15.9%
Selling, general and administrative expenses	36.5%	12.9%
Acquisition costs	5.0%	0.0%
(Loss) income from operations	(17.5)%	3.0%
Other income (expense):
Interest expense	(0.2)%	0.0%
Other income (expenses), net	0.1%	0.0%
Gain on forgiveness of note payable	3.0%	0.0%
(Loss) income before provision for income taxes	(14.6)%	3.0%
Income tax benefit	7.1%	0.0%
Net (loss) income	(7.5)%	3.0%

Revenue

Revenue increased by 8.1%, or $1.1 million, from $13.9 million in 2020 to $15.0 million in 2021. This net increase includes a significant shift of the mix of our primary types of revenue with professional fees revenue increasing by 91%, or $5.1 million, while sales of third-party software declined by 47%, or $3.9 million. Almost half of the increase in professional fees revenue, or $2.4 million came from the Tellenger business we acquired in early April. Excluding Tellenger, which does not sell software, our professional fees revenue grew by $2.6 million, or 47%. The decline in third-party software sales reflects a shift in emphasis toward our higher margin professional services business and away from sales of third-party software which typically generate single digit gross profit rates.

Gross Profit

Gross profit increased by $1.4 million, or 63.6%, from $2.2 million in 2020 to $3.6 million in 2021, with gross profit percentage increasing from 15.9% to 24.1%. This 820 basis point increase in gross profit percentage corresponds to the significant shift in revenue mix highlighted above. For 2021, professional fees revenue comprised 70.5% of our revenue versus 39.8% in 2020, and the gross profit percentage of professional fees revenue was 33.1% and 35.5% in 2021 and 2020, respectively, while the gross profit percentage for sales of third-party software was 2.4% and 3% in 2021 and 2020, respectively.

Selling, General and Administrative Expenses

SG&A expenses increased significantly in 2021 as we began to implement the transformative strategy outlined in Item 1 and in Recent Developments above. SG&A expense for 2021 was $5.5 million versus $1.8 million in 2020, which is an approximate three-fold increase. The following table shows the major elements of SG&A expenses and the changes from 2020 to 2021:

	2021	2020	Increase
Stock-based compensation	$1,868,897	$27,628	$1,841,269
Salaries and benefits	1,743,164	1,009,340	733,824
Legal and professional fees	421,470	95,095	326,375
Governance and investor relations	304,739	23,153	281,586
Intangibles amortization	201,032	-	201,032
All other	948,682	642,269	306,413
	$5,487,984	$1,797,485	$3,690,499

As shown in the table above, nearly half of the increase in SG&A is a result of stock-based compensation expense. We issue options to our employees and members of our board of directors to attract, retain and incentivize the individuals who will be critical to our success as we execute our strategy. In 2021 we issued 2.0 million options as compared to 0.2 million options in 2020 and our stock price appreciated significantly year over year, with the average daily high and low share prices increasing from $0.40 in 2020 to $2.47 in 2021.

The increase in salaries and benefits is mainly driven by the addition of new positions as we build the team necessary to execute the strategy. Starting in September 2021, we added executive positions to lead sales and marketing, while adding a new CEO and CFO and having the former executives stay on in other critical roles.

Our legal and professional fees spending increased in connection with our corporate reorganization, including revising our bylaws and reincorporating in Delaware, adopting a new Stock Incentive Plan, organizing a special meeting of shareholders, and other matters. The increase in governance and investor relations costs include increases in director fees, costs associated with our listing on NASDAQ and increased usage of outside investor relations resources as our corporate activities grew in volume and complexity. Intangible amortization expense of $0.2 million in 2021 increased from $0 in 2020 and is from the Tellenger and Gray Matters acquisitions.

Acquisition Costs

In 2021 we incurred $0.8 million of acquisition related expenses versus none in 2020. These expenses are related to the completed acquisitions of Tellenger and Gray Matters as well as efforts in connection with signing a definitive agreement to acquire Knowmadics. We incurred fees for legal advice, financial due diligence, valuation services, audit and tax services and other costs directly related to our acquisition activities. Efforts related to our pending acquisition of Knowmadics have continued through the date of this filing.

Gain on Debt Forgiveness

On April 20, 2020 we were granted a Paycheck Protection Program ("PPP") loan in the amount of $450,000. During 2021 we applied for forgiveness of the full amount of the loan including interest and on October 13, 2021 our application for forgiveness was approved.

Income Taxes

For 2021 we have recorded a tax benefit $1.1 million. As a result of our acquisitions of Tellenger and Gray Matters, we have recorded deferred tax liabilities that arise because we have intangible assets that will be amortized for book purposes but not for tax purposes. The recording of these liabilities in 2021 has the effect of allowing us to recognize tax benefits that arose in prior years, primarily related to net operating loss carryforwards, that we were unable to recognize previously. See the Note 10 in the notes to the consolidated financial statements for details.

Net Loss

For 2021 we had a net loss of $1.1 million as compared to net income of $0.4 million in 2020. The loss is driven primarily by the SG&A increases associated with our broad strategic alignment as well as our acquisition related expenses, which together account for $4.4 million of additional costs, more than offsetting our $1.4 million increase in gross profit and $1.1 million income tax benefit.

Liquidity and Capital Resources

As of December 31, 2021, we had $4.9 million of cash and cash equivalents on hand consisting of bank deposits and money market funds, approximately $2.8 million of which was from the funds we raised in an unregistered private offering of common stock in connection with the Gray Matters acquisition. In August of 2021 we raised $2.8 million, primarily from directors and officers of the Company, which was available to fund the increases in SG&A discussed above as well as to pay off $1.0 million of long-term debt and borrowings under our line of credit. Our line of credit is for $1 million and is fully available. It expires in April 2022 and the Company intends to renew it and no assurance can be provided of the renewal. Our business is not fixed asset intensive, and we have no commitments for capital expenditures. We have two office leases with lease commitments totaling $0.2 million in 2022 and $0.5 million during the remainder of their terms which end in 2024 and 2026. In connection with the acquisition, we are required to pay the seller of Gray Matters (the "Seller") $1.5 million in December 2023. Also, the Seller is entitled to additional consideration of up to $4 million contingent on the performance of Gray Matters for the year ending December 31, 2022. Our balance sheet as of December 31, 2021 reflects an estimated $1 million for that contingent liability and the payment, if any, would be due after March 31, 2023.

To meet our liquidity commitments and continue to execute our strategy through the end of 2022 and beyond, assuming we consummate the acquisition of Knowmadics, which we believe is likely, we intend to use a combination of cash on hand, the ability of Legacy IAI, Gray Matters and Knowmadics to generate cash from operations, and approximately $7.0 million from the approximately $66.5 million we intend to raise in connection with the pending Knowmadics acquisition, of which no assurance can be provided. See "- Impact of Acquisitions and Transformation of Our Business" below for more information on the pending Knowmadics acquisition and the funds we intend to raise in connection therewith.

To meet our liquidity commitments and continue to execute our strategy through the end of 2022 and beyond, if we do not consummate the acquisition of Knowmadics, we intend to use a combination of cash on hand, cash generated from the operations of Legacy IAI and Gray Matters, and we will reduce our operating expense cost structure to align with this scenario which will provide additional operating cash flow.

Based on our current cash position and operating plan, we anticipate that we will be able to meet our cash requirements through the end of the second quarter of 2023.

We do not have any off-balance-sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to our accompanying consolidated financial statements. We consider the accounting policies related to revenue recognition to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies based on whether we are selling a product or service and the contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

Stock-Based Compensation

The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. Determining the inputs for the valuation model requires significant judgment, particularly related to the estimation of stock price volatility. Historically there has been a limited public market for the Company’s stock, and as a result the Company estimates its expected volatility by using the volatility of a pool of several public company issuers that operate within its market segment as a benchmark. The Company adjusts the results of the benchmark analysis to reflect differences in the size of the benchmark companies and their capital structures as compared to ours. The selection of comparable companies and the amount of the size adjustment require significant judgment and changes in those assumptions could have a material impact on our reported results of operation.

Business Combinations and Acquired Intangible Assets

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates of projected financial information and assumptions with respect to valuation of intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of highly subjective judgments used to estimate the fair value of intangibles assets include, but are not limited to, projections of future expected cash flows, expected customer attrition rates, estimated technology obsolescence rates, and discount rates.

These estimates were particularly subjective and uncertain as it relates to the acquired intangibles in the Gray Matters acquisition due to the relative novelty of blockchain supply chain software solutions, the fast pace of emerging competitive solutions and our limited experience managing and monetizing blockchain technology. We intend to closely monitor our financial performance in our blockchain SCM business relative to our initial acquisition projections and look for indicators of impairment if we experience challenges executing our strategy and monetizing the acquired software technology and other intangibles.

Impact of Acquisitions and Transformation of Our Business

We expect our revenue, the nature of our revenue, our expenses, and our income in 2022 and thereafter to materially change, especially if we acquire Knowmadics. We are phasing out our sales of third-party software products that, notwithstanding the revenue we earned from these sales, generated gross profit of less than 2% in both 2021 and 2020. In 2021 and 2020, we generated $4,441,226 and $8,375,932 of revenue from such software sales. We anticipate our professional service revenue, which had a gross profit in excess of 25% in 2021, will continue to increase because of our acquisition of Tellenger which resulted in an increase of such revenue in 2021. With our acquisition of Gray Matters, the Company expects to generate revenue from licensing its blockchain SCM software with favorable margins in 2022. Our intent is to adopt a Software as a Service ("SaaS") model and to materially grow the blockchain SCM business. Under the SaaS model, in general, customers would pay a subscription fee for the right to access cloud-based software and the Company would recognize revenue ratably over the subscription period.

If we close the Knowmadics acquisition, then we expect our revenue and gross profits to materially increase in the second half of 2022.

In anticipation of our change in strategy and the transformation of our business, we began to hire additional personnel in the latter part of 2021. Gray Matters and primarily Knowmadics, if we complete the acquisition, will require us to further increase our personnel resources in all facets of our business, such as in sales, marketing, engineering, and administration. We do not anticipate generating a profit in 2022 as a result of the added personnel costs we will be incurring.

In connection with the anticipated closing of our acquisition of Knowmadics in the second quarter of 2022, we plan to raise approximately $66.5 million by issuing additional common shares. The cash raised will be used for the cash consideration of approximately $56.5 million, to cover costs in connection with the fundraising and transaction expenses of approximately $3.0 million, and to provide approximately $7.0 million of additional liquidity for the Company to continue to implement its strategy.

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

Given our current strategy to reposition the business within the SCM sector, President Biden’s Executive Order on America’s Supply Chains, issued on February 24, 2021, may have a direct impact on our business going forward. The executive order launches a comprehensive review of U.S. supply chains and directs federal departments and agencies to identify ways to secure U.S. supply chains against a wide range of risks and vulnerabilities. Management believes the executive order could lead to potential legislative, policy or regulatory changes that could require companies to enhance their governance, risk management, and compliance efforts. Such changes could increase demand for certain visibility and security services with respect to SCM that the Company intends to offer.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 305 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Changes in Internal Control over Financial Reporting

The acquisitions of Tellenger and Gray Matters, along with our increased capital raising activity have increased both the volume and complexity of our transactions with a commensurate increase in the complexity of our financial reporting. In order to maintain an effective system of internal controls over financial reporting the Company has made enhancements to its control environment. These enhancements include creating a new Controller position, increasing our accounting staff, and augmenting our internal resources with external specialists in valuation, SEC reporting, and income taxes.

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

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 11.	Executive Compensation

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14.	Principal Accounting Fees and Services (CohnReznick LLP, Tysons, Virginia, PCAOB ID 596)

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following is an explanation of documents filed as part of this report:

●	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page F-1, where these documents are listed.
●

Financial Statement Schedules. Financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the financial statements or notes thereto.

●

Exhibits. A list of exhibits required to be filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which is presented elsewhere in this document and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

WAVEDANCER, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WaveDancer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WaveDancer, Inc (formerly Information Analysis Incorporated) (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions of Tellenger, Inc. and Gray Matters, Inc. (Note 7 to the Financial Statements)

As described in Note 7 to the financial statements, on April 7, 2021, the Company completed the acquisition of Tellenger, Inc. for a total acquisition price of $2.2 million, and on December 10, 2021, the Company completed the acquisition of Gray Matters, Inc. for a total acquisition price of $11.3 million. The Company accounted for the acquisitions as business combinations under Accounting Standards Codification 805, Business Combinations. Under this method, the Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, including customer relationships, non-compete agreements, trade names and developed technology intangible assets. The fair values assigned are based on estimates and assumptions determined by management that were inherently uncertain. Certain assumptions are forward-looking and could be affected by future economic and market conditions.

We identified the valuation of the customer relationships, non-compete agreements, trade names and developed technology intangible assets as a critical audit matter because of the significant assumptions made by management to determine the fair value for purposes of the purchase price allocation. Those assumptions included revenue growth rates and EBITDA (together, the “forecasts”), as well as discount and customer attrition rates and estimates of the costs to continue to develop the technology. Given these factors, the related audit effort in evaluating management’s judgments was challenging, subjective, and complex and required a high degree of auditor judgment, including the need to involve our fair value specialists.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  These procedures included gaining an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the valuation of intangible assets acquired in a business combination, evaluating management’s significant accounting policies related to accounting for business combinations and valuation of intangible assets for reasonableness and obtaining documentation prepared by management to understand the Company’s accounting for the acquisitions of Tellenger, Inc. and Gray Matters, Inc.  This included management’s review of the valuation models, the significant underlying assumptions used to develop estimates and the completeness and accuracy of the data used in the valuations.  These procedures also included testing the estimated fair value of the acquired technology-related intangibles, customer relationships, non-compete agreements and trademarks, we evaluated (1) whether all material intangible assets were properly identified, (2) the significant assumptions discussed above that were used in valuing these intangible assets and (3) the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, assessing the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, and internal communications to management and board of directors.  Professionals with valuation skill and knowledge were used to assist in the evaluation of the (1) valuation methodology (2) the discount and customer attrition rates utilized, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the rates selected by management and (3) management’s estimates of the costs to develop the technology. We also evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

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

The principal considerations for our determination that performing procedures relating to revenue recognition – gross versus net considerations is a critical audit matter are (1) that there was judgment applied by management in assessing the indicators that the Company controls the promised service before it was transferred to the customer, including assessing whether the Company was primarily responsible for fulfilling the promised service and whether the Company had full discretion in establishing the prices for the promised service, and (2) the related audit effort in evaluating management’s judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, obtaining documentation prepared by management to understand the Company’s process to evaluate gross versus net, evaluating the reasonableness of management’s judgments on whether the Company is acting as a principal or agent, after considering whether the Company is the primary obligation provider, its exposures to inventory risks and the discretion in establishing the prices by reviewing agreements with software provider and understanding the business substance and evaluating whether the Company’s conclusion is consistent with relevant accounting standards.  For a selection of contracts, we inspected the customer contract to determine whether the sale represented a valid transaction, evaluated whether management’s conclusion of gross versus net revenue recognition was reasonable in the circumstance and agreed the amount of revenue recognized to source documents such as invoices, form of payments, and executed contract and related modifications, if any.

Stock-based Compensation (Note 12 to the Financial Statements)

The Company measures stock-based awards at fair value and recognizes compensation expense related to such awards over the respective vesting or service period. The Company uses the Black-Scholes option pricing model to determine the fair value of the awards. Certain inputs in the model used for determination of fair value of the awards of the Company, such as the expected term, volatility, and fair value of stock, require management to make significant judgments.

We identified the computation of certain inputs, notably, volatility, in which the Company used a selection of guideline companies instead of the Company’s historical volatility as a critical audit matter because of the significant assumptions made by management to determine volatility for purposes of determining the fair value of stock options granted from the end of the first quarter of 2021 through December 31, 2021. The calculation of expected volatility required the selection of guideline companies and, due to the size of the guideline companies chosen, required management to utilize a valuation specialist to determine a premium on the guideline companies’ volatility to increase the volatility used in the Company’s calculation in order to compensate for the size difference between the Company and the selected guideline companies.  Given these factors, the related audit effort in evaluating management’s judgments was challenging, subjective, and complex and required a high degree of auditor judgment, including the need to involve our fair value specialists.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  These procedures included gaining an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the selection of inputs into the valuation model used for determination of the fair value of the stock of the Company, evaluating management’s significant accounting policies related to accounting for stock compensation expense and the selection of inputs in the valuation model for reasonableness and obtaining documentation prepared by management to understand the Company’s accounting for stock compensation expense.  This included management’s review of the inputs in the valuation models, the significant underlying assumptions used to develop estimates and the completeness and accuracy of the data used in the valuation models.  These procedures also included testing the estimated fair value of the stock, we evaluated the significant assumptions used by management to calculate expected volatility including testing the source data, evaluating the selection of the guideline companies, recalculating volatility for the guideline companies and evaluating the adjustment to the guideline companies’ volatility to determine the expected volatility was reasonable. Specifically, assessing the reasonableness of management’s calculation of expected volatility by evaluating historical volatility of guideline companies and management’s judgement in comparing the volatility of the guideline companies and applying a premium to determine the expected volatility of the Company. Professionals with valuation skill and knowledge were used to assist in the evaluation of the (1) guideline companies selected by management (2) the volatility of the Company as using the historical volatility of the guideline companies (3) developing a range of independent estimates, including the related premium to be applied to the guideline companies’ historical volatilities and comparing those to management’s estimates of expected volatility of its stock.

We have served as the Company’s auditor since 2012.

/s/CohnReznick LLP

Tysons, Virginia

April 12, 2022

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$4,931,302	$1,858,160
Accounts receivable	1,664,862	1,442,231
Prepaid expenses and other current assets	276,990	142,770
Total current assets	6,873,154	3,443,161

Intangible assets, net of accumulated amortization of $201,032 and $0	8,048,968	-
Goodwill	7,585,269	-
Contract assets - non-current	-	210,688
Right-of-use operating lease asset	672,896	51,405
Property and equipment, net of accumulated depreciation and amortization of $347,886 and $312,320	105,256	62,166
Other assets	77,100	6,281
Total assets	$23,362,643	$3,773,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$650,499	$103,646
Notes payable - current	-	93,009
Accrued payroll and related liabilities	524,055	375,168
Commissions payable	224,250	181,626
Other accrued liabilities	203,078	54,274
Contract liabilities	186,835	946,884
Operating lease liability- current	192,128	45,595
Interest payable	1,002	3,125
Total current liabilities	1,981,847	1,803,327

Note payable - non-current	-	356,991
Operating lease liability - non-current	507,120	-
Deferred income taxes	1,167,504	-
Other liabilities	2,265,000	-
Total liabilities	5,921,471	2,160,318

Stockholders' equity
Common stock at $0.001 and $0.01 par value; 100,000,000 and 30,000,000 shares authorized, 18,882,313 and 12,904,376 shares issued, 17,239,697 and 11,261,760 shares outstanding, as of December 31, 2021 and 2020, respectively	18,882	129,043
Additional paid-in capital	31,789,464	14,720,065
Accumulated deficit	(13,436,963)	(12,305,514)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	17,441,172	1,613,383
Total liabilities and stockholders' equity	$23,362,643	$3,773,701

The accompanying notes are an integral part of the consolidated financial statements

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2021	2020
Revenues
Professional fees	$10,592,278	$5,527,139
Software sales	4,441,226	8,375,932
Total revenues	15,033,504	13,903,071

Cost of revenues
Cost of professional fees	7,082,767	3,566,229
Cost of software sales	4,335,121	8,127,509
Total cost of revenues	11,417,888	11,693,738

Gross profit	3,615,616	2,209,333

Selling, general and administrative expenses	5,487,984	1,797,485
Acquisition costs	754,781	-

(Loss) income from operations	(2,627,149)	411,848

Other income (expense):
Interest expense	(37,325)	(3,125)
Other income (expense), net	12,171	4,656
Gain on forgiveness of note payable	450,000	-

(Loss) income before provision for income taxes	(2,202,303)	413,379

Income tax benefit	1,070,854	-

Net (loss) income	$(1,131,449)	$413,379

Comprehensive (loss) income	$(1,131,449)	$413,379

Basic (loss)/earnings per share	$(0.09)	$0.04
Diluted (loss)/earnings per share	$(0.09)	$0.03

Weighted average common shares outstanding
Basic	12,574,016	11,222,826
Diluted	12,574,016	12,049,322

The accompanying notes are an integral part of the consolidated financial statements

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock Issued	Common Stock	Additional Pain-In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2019	12,854,376	$128,543	$14,682,937	$(12,718,893)	$(930,211)	$1,162,376
Net income	-	-	-	413,379	-	413,379
Stock option compensation	-	-	27,628	-	-	27,628
Issuance of stock from exercise of options	50,000	500	9,500	-	-	10,000
Balances at December 31, 2020	12,904,376	129,043	14,720,065	(12,305,514)	$(930,211)	1,613,383
Net loss	-	-	-	(1,131,449)	-	(1,131,449)
Stock option compensation	-	-	1,868,897	-	-	1,868,897
Stock and warrants issued	5,524,937	55,249	14,939,305	-	-	14,994,554
Issuance of stock from exercise of options	453,000	4,530	91,257	-	-	95,787
Change in par value of common stock	-	(169,940)	169,940	-	-	-
Balances at December 31, 2021	18,882,313	$18,882	$31,789,464	$(13,436,963)	$(930,211)	$17,441,172

The accompanying notes are an integral part of the consolidated financial statements

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,131,449)	$413,379
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	236,598	12,062
Stock-based compensation	1,868,897	27,628
Gain on forgiveness of note payable	(450,000)	-
Income tax benefit	(1,070,854)
Changes in operating assets and liabilities:
Accounts receivable	388,840	(773,519)
Prepaid expenses and other current assets	(127,882)	357,393
Contract assets	210,688	(210,688)
Other assets	20,024	-
Accounts payable	(111,797)	(112,581)
Contract liabilities	(760,049)	482,661
Accrued payroll and related liabilities and other accrued liabilities	149,345	153,362
Commissions payable	42,624	73,568
Net cash (used in) provided by operating activities	(735,015)	423,265

Cash flows from investing activities
Acquisition of property and equipment	(69,754)	(64,547)
Acquisition of Gray Matters, net of cash acquired	(7,278,546)	-
Acquisition of Tellenger, net of cash acquired	(2,233,884)	-
Net cash used in investing activities	(9,582,184)	(64,547

Cash flows from financing activities
Borrowing under revolving line of credit	602,306	-
Repayments under revolving line of credit	(602,306)	-
Borrowings under notes payable	1,000,000	450,000
Repayments of notes payable	(1,000,000)	-
Net proceeds from issuance of stock	13,294,554	-
Proceeds from exercise of stock options	95,787	10,000
Net cash provided by financing activities	13,390,341	460,000

Net increase in cash and cash equivalents	3,073,142	818,718

Cash and cash equivalents, beginning of year	1,858,160	1,039,442
Cash and cash equivalents, end of year	$4,931,302	$1,858,160

Supplemental cash flow Information
Interest paid	$35,202	-
Non-cash investing and financing activities
Forgiveness of note payable	$450,000	-
Deferred and contingent consideration in connection with the acquisition of Gray Matters, Inc.	$2,265,000	-
Value of common stock issued in connection with:
The acquisition of Tellenger, Inc.	$200,000	-
The acquisition of Gray Matters, Inc.	$1,500,000	-

The accompanying notes are an integral part of the consolidated financial statements

WAVEDANCER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Founded in 1979 as Information Analysis Incorporated (“IAI”), IAI changed its name to WaveDancer, Inc. (“WaveDancer”) and converted from a Virginia corporation to a Delaware corporation in December 2021. The Company is in the business of developing and maintaining information technology (“IT”) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations. With our acquisition of Gray Matters, Inc. in 2021 we expanded our offerings to include licensing and implementation services for proprietary blockchain based Supply Chain Management (“SCM”) software.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. The accompanying consolidated financial statements include the accounts of WaveDancer, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties, including the effects of COVID-19. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; fair values of financial instruments, intangible assets, and goodwill; useful lives of intangible assets and property and equipment; the valuation of stock based compensation, the valuation of deferred tax assets and liabilities; and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

See Note 2 for a detailed description of our revenue recognition policy.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. We manage our business as a single operating unit and have one reportable segment, providing software products and professional software programming and development services primarily to U.S. government customers.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Our payment terms for accounts receivable vary by the types of our customers and the products or services offered. Typically, we invoice for services on a monthly basis, and we invoice for product sales upon delivery.

We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the consolidated statements of operations. We assess collectability on an individual customer basis. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. Our allowance for doubtful accounts as of December 31, 2021 and 2020 was immaterial. The accounts receivable balance as of December 31, 2020 did not include the amount invoiced but withheld from payment as a financing component under one contract with a customer. The present value of the withheld amount was classified as a contract asset.

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

Stock-Based Compensation

As of December 31, 2021, the Company had the stock-based compensation plans described in Note 12 below. Total compensation expense related to these plans was $1,868,897 and $27,628 for the years ended December 31, 2021 and 2020, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded to employees, the expense is recognized ratably over the vesting period. When stock-based compensation is awarded to non-employees, the expense is recognized over the period of performance.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities. See Note 10.

(Loss) Income Per Share

The Company’s (loss) income per share calculations are based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants, and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 14.

Concentration of Credit Risk

During the year ended December 31, 2021, the Company’s prime contracts with U.S. government agencies represented 31.7% of revenue, subcontracts under federal procurements represented 66.4% of revenue, and 1.9% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 33.2%, 10.0% and 9.6% of revenue, respectively.

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

The Company sold third-party software and maintenance contracts under agreements with one major supplier in 2021 and 2020, accounting for 29.3% and 58.4% of total revenue, respectively.

As of December 31, 2021, the Company’s accounts receivable included receivables from two subcontracts under federal procurements that represented 52.6% and 19.6% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 72.2% of the Company’s outstanding accounts receivable in aggregate.

As of December 31, 2020, the Company’s accounts receivable included receivables from prime contracts with one U.S. government agency that represented 16.4% of the Company’s outstanding accounts receivable, and receivables from two subcontracts under federal procurements that represented 56.8% and 14.4% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 71.2% of the Company’s outstanding accounts receivable in aggregate.

Business Combinations

We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. The Company amortizes identifiable intangible assets with finite lives over their respective estimate useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment and the Company will periodically reassess the carrying value, useful lives, and classifications of all identifiable intangible assets. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Determining fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts, and involves significant estimates and assumptions with respect to the timing and amount of future cash flows, discount rates, market prices, and asset lives, among other items.  The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed and any noncontrolling interests in the investee, as well as the estimated useful life of each asset can materially impact the consolidated financial statements in periods after acquisition, such as through depreciation and amortization.

Intangibles and Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Goodwill – Intangibles and Other (“ASC 350”). Goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to, (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. The Company performs its annual impairment testing as of October 31. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires companies to measure contract assets and contract liabilities from contracts acquired in a business combination in accordance with ASC Topic 606 on the acquisition date. We early adopted the ASU as of January 1, 2022 and will apply it prospectively to future acquisitions. The impact of this accounting standard will depend on the contract assets and liabilities acquired in future business combinations.

COVID-19 Update

While we have not experienced a significant adverse impact on our business from the pandemic as of December 31, 2021, the extent to which it will impact our business and operations will depend on future developments that are uncertain. We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers.

Note 2.	Revenue Recognition

Revenue is recognized when all the following steps have been taken and criteria met for each contract:

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

●

Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price by considering available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

●

Recognition of revenue when, or as, the Company satisfies performance obligations - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Nature of Products and Services

We generate revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, sales of third-party support and maintenance contracts based on those software products, and incentive payments received from third-party software suppliers for facilitating sales directly between that supplier and a customer introduced by the Company. In addition, with the GMI acquisition, we expanded our offerings to include licensing and implementation services for proprietary blockchain based SCM software. We sell through our direct relationships with end customers and under subcontractor arrangements.

Professional services are offered through several arrangements – through time and materials arrangements, fixed-price-per-unit arrangements, fixed-price arrangements, or combinations of these arrangements within individual contracts. Revenue under time and materials arrangements is recognized over time in the period the hours are worked or the expenses are incurred, as control of the benefits of the work is deemed to have passed to the customer as the work is performed. Revenue under fixed-price-per-unit arrangements is recognized at a point in time when delivery of units has occurred and units are accepted by the customer or are reasonably expected to be accepted. Generally, revenue under fixed-price arrangements and mixed arrangements is recognized either over time or at a point in time based on the allocation of transaction pricing to each identified performance obligation as control of each is transferred to the customer. For fixed-price arrangements under which documentary evidence of acceptance or receipt of deliverables is not present or withheld by the customer, the Company recognizes revenue when it has the right to invoice the customer. For fixed-price arrangements for which the Company is paid a fixed fee to make itself available to support a customer, with no predetermined deliverables to which transaction prices can be estimated or allocated, revenue is recognized ratably over time.

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

Disaggregation of Revenue from Contracts with Customers

Contract	Year ended 12/31/21		Year ended 12/31/20
Type	Amount	Percentage	Amount	Percentage
Services time & materials	$9,383,810	62.5%	$4,627,252	33.3%
Services fixed price over time	634,036	4.2%	232,446	1.7%
Services firm fixed price	367,229	2.4%	82,968	0.6%
Services combination	92,940	0.6%	476,629	3.4%
Services fixed price per unit	114,263	0.8%	107,845	0.8%
Third-party software	4,245,730	28.2%	7,697,940	55.4%
Software support & maintenance	106,428	0.7%	545,991	3.9%
Incentive payments	89,068	0.6%	132,000	0.9%
Total revenue	$15,033,504	100.0%	$13,903,071	100.0%

Contract Balances

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. Changes in contract assets balances in 2021 and 2020 are as follows:

Balance at December 31, 2019	$-
Contract assets added	210,688
Balance at December 31, 2020	210,688
Contract assets added	312,475
Revenue billed	(523,163)
Balance at December 31, 2021	$-

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contract liabilities balances in 2021 and 2020 are as follows:

Balance at December 31, 2019	$464,223
Contract liabilities added	1,465,299
Revenue recognized	(982,638)
Balance at December 31, 2020	946,884
Contract liabilities added	359,896
Revenue recognized	(1,119,945)
Balance at December 31, 2021	$186,835

Revenue recognized during 2021 from the balance as of December 31, 2020 was $946,884, and revenue recognized during 2020 from the balance as of December 31, 2019, was $464,223.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets as of December 31, 2021 and 2020. When incurred, these costs are amortized ratably over the expected life of the customer.

Financing Components

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that one of its subcontracts to a prime contractor included a significant financing component. The subcontract was invoiced on a time and materials basis, under which 90% of each invoice amount was paid under regular terms, and the 10% payment balance of each invoice was deferred until the prime contractor met a specific deliverable under its prime contract, which occurred in 2021, resulting in the receipt of the deferred amount. The primary purpose of this arrangement was to assist the prime contractor in meeting all of its financial obligations until it could realize the financial benefit of meeting the deliverable. The Company estimated its interest rate of 4.5% based on a small premium over the rate of its revolving line of credit as of the measurement date. The financing component cumulative balance is reflected in contract assets as of December 31, 2020.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software, as well direct costs associated with contract deliverables for which control of the work product has not passed to the customer and contract revenue has not been recognized. These costs are reported under the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances during 2021 and 2020 are as follows:

Balance at December 31, 2019	$453,607
Deferred costs added - maintenance	66,624
Deferred costs added - deliverables	41,161
Deferred costs expensed	(472,324)
Balance at December 31, 2020	$89,068
Deferred costs added - maintenance	228,010
Deferred costs added - deliverables	17,406
Deferred costs expensed	(180,266)
Balance at December 31, 2021	$154,218

Note 3.	Leases

The Company two significant operating leases, one for its headquarters offices in Fairfax, Virginia and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and have original lease terms ranging from 37 to 67 months and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s consolidated balance sheets as of December 31, 2021 and 2020.  The Company previously had an operating lease for its headquarters offices which expired on June 30, 2021 at the end of its 49-month fixed term.

As of December 31, 2021 and 2020, the Company does not have any sales-type or direct financing leases.

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

As of December 31, 2021, our two operating leases had a weighted average remaining lease term of 45 months and a weighted average discount rate of 4.9%. Future lease payments under operating leases as of December 31, 2021 were as follows.

2022	$223,299
2023	228,862
2024	174,721
2025	74,804
2026	70,220
Total lease payments	771,906
Less: discount	(72,658)
Present value of lease liabilities	$699,248

The total expense incurred related to the operating leases was $129,709 and $104,487 for the years ended December 31, 2021 and 2020, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Note 4.	Receivables

Accounts receivable as of December 31, 2021 and 2020, consist of the following:

	December 31,
	2021	2020
Billed federal government	$1,594,473	$1,425,217
Unbilled receivables	70,389	17,014
Accounts receivable	$1,664,862	$1,442,231

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables include short-term contract assets where billing cycles differ from calendar months, or a monthly fixed billing amount does not reflect the revenue earned in a given month. The accounts receivable balance as of December 31, 2019, was $668,712.

Note 5.	Fair Value Measurements

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

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3
December 31, 2021
Money market funds	$1,600,663	$-	$-
Fair value of contingent consideration	-	-	930,000
Total	$1,600,663	$-	$930,000

December 31, 2020
Money market funds	$1,343,370	$-	$-
Total	$1,343,370	$-	$-

Money market funds are highly liquid investments and are included in cash and cash equivalents on the consolidated balance sheet. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. See Note 7 for a discussion of the fair value of contingent consideration which is included in other liabilities on the consolidated balance sheet.

The carrying amounts of financial instruments such as accounts receivable and accounts payable approximate the related fair value due to the short-term maturities of these instruments.

Note 6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Computer equipment and software	$328,397	$291,925
Furniture and equipment	117,307	75,747
Leasehold improvements	7,438	6,814
Property and equipment, gross	453,142	374,486
Less: Accumulated depreciation	(347,886)	(312,320)
Property and equipment, net	$105,256	$62,166

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020, was $35,566 and $12,062, respectively.

Note 7.	Acquisitions

Tellenger, Inc.

On April 7, 2021, the Company purchased all of the issued and outstanding shares of stock of Tellenger, Inc. (“Tellenger”). Tellenger is primarily engaged in providing professional services related to cybersecurity, cloud computing, and data analytics. Tellenger’s customers include U.S. government agencies, either as a prime contractor or sub-contractor, as well as several national not-for-profit organizations. The purchase price of $2,515,357 was paid with $2,315,357 of cash and 68,264 shares of Company common shares valued at $200,000 as of the transaction closing date. The value of the shares was determined by the closing price as of the transaction date. The Company incurred $165,827 of legal, valuation and other fees related to the Tellenger acquisition, and these costs are included in acquisition costs in the consolidated statement of operations. Goodwill is attributable to human capital related intangible assets like the value of the acquired assembled workforce and strategic and enterprise related intangible assets including growth opportunities that are not reportable separately from goodwill. Goodwill also arises from recognizing deferred tax liabilities from intangible assets that are amortizable for financial reporting but not for income tax purposes. The transaction did not result in a step-up in tax basis and neither the intangible assets nor goodwill recorded for financial reporting purposes results in deductible amortization for tax purposes. The consolidated statement of operations includes $2,446,607 of revenues and $167,721 of net income from April 7 through December 31, 2021.

The purchase price for Tellenger has been allocated as follows:

	Useful Lives (years)	Amounts	Valuation Methodology
Cash		$81,473
Accounts receivable		611,471
Other current assets		6,338
Intangible assets with estimated useful lives:
Customer relationships	8	1,090,000	Replacement cost and relief from royalty
Non-compete agreements	3	120,000	Multi-period excess earnings
Intangible assets with indefinite lives:
Trade names		280,000
Goodwill		785,000
Total assets acquired		2,974,282
Current liabilities		(458,925)
Net assets acquired		$2,515,357

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

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition of Tellenger occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below. Pro forma results have been adjusted to exclude $167,462 of legal, valuation and other transaction expenses directly related to the acquisition that are not expected to be recurring.

	2021	2020
Revenues	$16,259,467	$18,352,184
Net (loss) income	$(905,114)	$421,012

Gray Matters, Inc.

On December 10, 2021 the Company purchased all the issued and outstanding shares of Gray Matters, Inc. (“GMI” or “Gray Matters”). GMI provides supply chain management software designed to aggregate customer data into a single, interconnected, blockchain secured framework. The purchase price of $11,005,100 comprises the following:

Net cash consideration	$7,240,100
Buyer common stock	1,500,000
Present value of deferred consideration	1,335,000
Fair value of contingent consideration	930,000
Total	$11,005,100

Common stock consideration consisted of 436,481 shares of WaveDancer common stock valued at $1,500,000 as of the transaction closing date. The deferred consideration of $1,335,000 is the estimated present value as of the closing date of the $1,500,000 cash payment due to the selling shareholder of GMI (the "Seller") on the second anniversary of the acquisition. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the deferred consideration liability. Accretion of the liability will be recorded as interest expense. Contingent consideration has been estimated using a probability weighted average of possible outcomes, discounted to its net present value as of the acquisition date. We identified the set of possible outcomes and assigned probabilities to each by applying management judgment to the assumptions underlying the projections of 2022 revenue and gross profit. Under the terms of the purchase agreement, the Seller is eligible to receive from zero up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the period from the acquisition date through December 31, 2022. We estimated that the outcomes to apply a probability weighting to range from $500,000 to $1,500,000, with an outcome of $1,000,000 given the highest probability weighting. The undiscounted probability weighted outcome was determined to be $1,000,000 and was discounted back to its present value of $930,000 as of December 31, 2021. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the contingent consideration liability. Accretion of the liability will be recorded as interest expense. The contingent consideration liability will be remeasured at fair value at the end of each reporting period and reported in the consolidated statements of operations until the liability is settled. We have calculated a final adjustment to net working capital due from the Seller, who is now an executive of WaveDancer, in the amount of $58,681 and have reflected that amount in other assets on the consolidated balance sheet as of December 31, 2021.

The deferred consideration and contingent consideration liabilities which total $2,265,000 are classified as other liabilities on the consolidated balance sheet as of December 31, 2021.

The Company incurred $246,045 of legal, valuation, accounting, consulting and other fees related to the GMI acquisition, and these costs are included in acquisition costs in the consolidated statement of operations. Goodwill is attributable to human capital related intangible assets like the value of the acquired assembled workforce and strategic and enterprise related intangible assets including growth opportunities that are not reportable separately from goodwill. Goodwill also arises from recognizing deferred tax liabilities from recording in the purchase accounting intangible assets that are amortizable for financial reporting but not for income tax purposes. The transaction did not result in a step-up in tax basis and the Company will carry over the legacy tax basis of $0 for all intangibles. Neither the intangible assets nor goodwill recorded for financial reporting purposes will generate deductible amortization for tax purposes. The consolidated statement of operations includes no revenues and $165,633 net loss from December 10 through December 31, 2021 related to the GMI acquisition.

The purchase price for GMI has been allocated as follows:

	Useful Lives (years)	Amounts	Valuation Methodology
Cash		$20,235
Fixed assets		8,902
Intangible assets with estimated useful lives:
Technology	5	2,900,000	Replacement cost and relief from royalty
Customer relationships	6	3,860,000	Multi-period excess earnings
Goodwill		4,560,099
Total assets acquired		11,349,236
Current liabilities		(344,136)
Net assets acquired		$11,005,100

Supplemental Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented as if the acquisition of Gray Matters had been completed on January 1, 2020. The pro forma information includes adjustments to amortization expense for the intangible assets acquired.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition of Gray Matters occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below. Pro forma results have been adjusted to exclude $328,565 of legal, valuation and other transaction expenses directly related to the acquisition that are not expected to be recurring.

	2021	2020
Revenues	$15,563,323	$16,220,071
Net (loss) income	$(3,238,517)	$(186,976)

Supplemental Combined Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented as if the acquisitions of both Tellenger and Gray Matters had been completed on January 1, 2020. The pro forma information includes adjustments to amortization expense for the intangible assets acquired and interest expense for the additional debt used to partially fund the Tellenger acquisition.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions of both Tellenger and Gray Matters occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below. Pro forma results have been adjusted to exclude $496,027 of legal, valuation and other transaction expenses directly related to the acquisitions.

	2021	2020
Revenues	$16,789,286	$20,669,184
Net income (loss)	$(3,012,182)	$(179,343)

Summary of Intangible Assets and Goodwill

	December 31, 2021
	Weighted	Gross
	Average Useful	Carrying
	Life (Years)	Amounts
Intangible assets with estimated useful lives
Technology	5.0	$2,900,000
Customer relationships	6.4	4,950,000
Non-compete agreements	3.0	120,000
Intangible assets with indefinite lives
Trade names		280,000
Gross identified intangible assets		8,250,000
Accumulated amortization		(201,032)
Net identifiable intangible assets		8,048,968
Goodwill		7,585,269
Intangible assets and goodwill		$15,634,237

The intangible assets subject to amortization acquired in connection with the Tellenger and GMI acquisitions are not deductible for tax purposes and, as such, the Company recorded a deferred tax liability and offsetting charge to goodwill of $2,240,171.

As of December 31, 2021, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

2022	$1,399,577
2023	1,399,577
2024	1,369,640
2025	1,359,581
2026	1,326,839
Thereafter	913,754
Total	$7,768,968

The changes in the carrying amount of the goodwill are as follows:

Balance as of December 31, 2020	$-
Acquired goodwill	7,585,269
Balance as of December 31, 2021	$7,585,269

There was no impairment charge to goodwill recorded for the years ended December 31, 2021 and 2020.

Note 8.	Revolving Lines of Credit

On April 16, 2021 the Company entered into a revolving line of credit with Summit Community Bank (“Summit”) that provides for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the greater of 3.25% or the prime rate as published in The Wall Street Journal, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. The line expires on April 16, 2022. As of December 31, 2021, there was no outstanding balance under this line of credit.

The Company previously had a revolving line of credit with another bank (“prior LOC”) providing for demand or short-term borrowings of up to $1,000,000 at an interest rate of the greater of 4.0% or LIBOR +3.5%. The prior LOC originally was due to expire on July 31, 2021 and was secured by the assets of the Company. The Summit line of credit was used to pay off the prior LOC and it was closed on May 3, 2021. There was no outstanding balance under the prior LOC as of December 31, 2020 and no borrowings or repayments during 2020.

Note 9.	Notes Payable

Paycheck Protection Program (“PPP”) Loan

On April 20, 2020 we were granted a PPP loan in the amount of $450,000. During 2021 we applied for forgiveness of the full amount of the loan including interest and on October 13, 2021 our application for forgiveness was approved. The loan forgiveness is included in the ‘Other income (expense)’ section of the consolidated statements of operations and comprehensive (loss) income as ‘Gain on forgiveness of note payable’.

The following table sets forth notes payable balances as of December 31, 2021 and 2020:

	December 31,
	2021	2020
PPP loan	$-	$450,000
Less current portion	-	(93,009)
Non-current portion	$-	$356,991
Total notes payable	$-	$450,000

Summit Community Bank Loan

On April 16, 2021, we entered into a $1 million term loan agreement with Summit Community Bank. The term of the loan was two years with monthly installments comprising a fixed principal amount plus interest accruing at a fixed rate of 4.89%. The loan was collateralized by a security interest in substantially all the assets of the Company. On December 30, 2021, we fully repaid the outstanding balance of the loan.

Note 10.	Income Taxes

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	2021	2020
Income (loss) before taxes	$(2,202,303)	$413,379
Income tax benefit (expense) at federal statutory rate	$462,484	$(86,800)
State income tax benefit (expense), net of federal benefit	97,318	(20,700)
Permanent Differences	(111,237)	(7,400)
Other	19,485	1,000
Net Operating Loss ("NOL") expirations	-	(66,600)
Change in federal valuation allowance	602,804	180,500

Income tax benefit	$1,070,854	$-

Income tax expense for the years ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Current income tax (expense) benefit
Federal	$-	$-
State & Local	(1,813)	-
	(1,813)	-
Deferred income tax (expense) benefit
Federal	973,918	-
State & Local	98,749	-
	1,072,667	-

Income tax benefit	$1,070,854	$-

Deferred Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2021	2020
Deferred tax assets
Net operating losses	$547,035	$691,000
Stock-based compensation	428,072	-
Accrued commissions	50,047	39,600
Accrued vacations	41,331	37,600
Other	-	2,400
Deferred tax assets before valuation allowance	1,066,485	770,600

Valuation allowance	-	(746,100)

Net deferred tax assets	1,066,485	24,500

Deferred tax liabilities
Intangible Assets	(2,185,281)	-
Fixed Assets	(3,434)	(24,500)
Other	(45,274)	-
Deferred tax liabilities	(2,233,989)	(24,500)

Net deferred assets (liabilities)	$(1,167,504)	$-

The Company has net operating loss carryforwards of approximately $2.6 million, of which $1.3 million will expire, if unused, between the years 2022 and 2036. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, in part because of deferred tax liabilities from the acquisitions referenced in Note 7, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company's deferred tax assets are realizable. It therefore reduced the valuation allowance accordingly.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that, as of December 31, 2021 and 2020, it has no material uncertain tax positions and no interest and penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

Our income tax returns are subject to examination by income taxing authorities in all jurisdictions for which we file tax returns, generally for three years after each return was filed, but extending to years from which net operating loss carryforwards are utilized to reduce current year taxes. We are not currently under audit in any jurisdiction.

Note 11.	401(k) Plans

We have two 401(k) Savings Plans that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $85,199 and $40,741 for the years ended December 31, 2021 and 2020, respectively, which is included in cost of professional fees and selling, general and administrative expenses on the consolidated statements of operations.

Note 12.	Stock-Based Compensation

We have three stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. The 2016 Stock Incentive Plan (“2016 Plan”) was adopted in 2016 (“2016 Plan”) and had options granted under it through November 15, 2021. On October 11, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (‘2021 Plan”) and on December 2, 2021, our shareholders approved the plan.

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. The fair values of option awards granted in 2021 and 2020 were estimated using the Black-Sholes option pricing model under the following assumptions:

		2021			2020
Risk-free interest rate	0.46	-	1.26%	0.26	-	0.39%
Dividend yield		0%			0%
Expected term (years)	2.5	-	5		5
Expected volatility	46.0	-	92.0%	65.8	-	90.3%

Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility of several public company issuers that operate within its market segment. The guideline companies’ volatility was increased by a size adjustment premium to compensate for the difference in size between the guideline companies and the Company in its calculation. The first issuance for which this benchmarking was applied was effective with options granted on March 31, 2021.

2021 Stock Incentive Plan

The 2021 Plan became effective October 11, 2021 and expires October 11, 2031. The 2021 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2021 Plan is 5,000,000. Options under the 2021 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the fair market value of the Company’s stock on the date of grant. Under the Plan, fair market value means the average of the reported high and low sale prices of our common stock on the Nasdaq Stock Market. As of December 31, 2021 there were 1,590,000 outstanding unexpired options issued under the 2021 Plan, of which 1,000,000 were exercisable, and there were 3,410,000 options available to be granted.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016 and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of grant. As of December 31, 2021 and 2020, there were 940,500 and 606,000 options, respectively, of outstanding unexpired options under the 2016 Plan, of which 578,000 and 371,000 were exercisable, respectively. No additional options may be granted under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 374,000 and 789,000 outstanding unexpired options remaining from the 2006 Plan as of December 31, 2021 and 2020, respectively, all of which were exercisable.

The status of the options issued under the foregoing option plans as of December 31, 2021 and 2020, and changes during the years ended December 31, 2021 and 2020, were as follows:

Options outstanding
		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
	Shares	per share	contractual term	value
Outstanding at December 31, 2019	1,349,000	$0.23
Options granted	235,000	0.64
Options exercised	(50,000)	0.20
Options expired	(99,000)	0.18
Options forfeited	(40,000)	0.16
Outstanding at December 31, 2020	1,395,000	0.31	4 years, 5 months	$1,591,223
Options granted	1,982,500	4.48
Options exercised	(453,000)	0.21
Options expired	(20,000)	0.17
Options forfeited	-
Outstanding at December 31, 2021	2,904,500	$3.17	4 years, 11 months	$5,159,253
Exercisable at December 31, 2021	1,952,000	$2.73	4 years, 7 months	$4,326,073

Nonvested stock option awards as of December 31, 2021 and 2020, and changes during the years ended December 31, 2021 and 2020, were as follows:

	Nonvested
		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2019	23,500	$0.17
Granted	235,000	0.36
Vested	(23,500)	0.17
Forfeited	-	-
Nonvested at December 31, 2020	235,000	$0.36
Granted	1,982,500	1.55
Vested	(1,265,000)	1.35
Forfeited	-	-
Nonvested at December 31, 2021	952,500	$1.51

As of December 31, 2021, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $1,200,704, which is expected to be recognized over a weighted average period of ten months.

Note 13.	Private Offerings of Common Stock

In March 2021, the Company sold 330,666 unregistered shares of its common stock in a private offering at a price of $1.50 per share from which it raised aggregate gross proceeds of $495,999.

On August 26, 2021, the Company sold 1,400,000 units at a price of $2.00 per unit, each unit consisting of one unregistered share of common stock and one warrant exercisable at $3.00 for one share of common stock, in a private offering from which it raised aggregate gross proceeds of $2,800,000. The warrants expire on August 31, 2026. 1,400,000 shares of common stock issuable upon exercise of warrants in connection with the offering have been reserved for issuance.

On December 10, 2021, the Company sold 3,289,526 units at a price of $3.04 in a private offering from which it raised $10,000,000 resulting in the issuance of a like number of shares of common stock and Series A warrants exercisable for 657,933 shares of common stock. The warrants are exercisable at a price of $4.50 per share, with the warrants exercisable from January 1, 2023 through December 31, 2026. If the shares underlying the warrants are not registered when the warrants become exercisable, the warrants can be exercised on a cashless basis. The warrants are subject to mandatory exercise if, commencing January 1, 2024, the volume weighted average price per share for 10 consecutive trading days equals or exceeds $12.50.

The total offering costs associated with the sales of unregistered shares of common stock in 2021 were not material.

The shares in the private offering transactions on August 26 and December 10, 2021 are unregistered and are subject to a six-month holding period under SEC Rule 144 before the securities can be sold in the public market. The warrants are also exercisable for unregistered shares and are freely transferable after six months from their issuance. The shares underlying the warrants must be held for a period of at least six months if exercised for cash. If exercised on a cashless basis, the shares can be freely traded once the holding period of the warrants and the shares is at least six months combined. The warrants are freestanding securities that are separately exercisable and legally detachable from the common shares and have been classified as equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The proceeds from the offerings on August 26 and December 10, 2021 were allocated using the relative fair value method as follows:

		Additional
	Common	Paid-In
	Stock	Capital	Total
August 26, 2021
Unregistered shares	$14,000	$2,142,000	$2,156,000
Warrants	-	644,000	644,000
Total	$14,000	$2,786,000	$2,800,000

December 10, 2021
Unregistered shares	$32,895	$9,295,105	$9,328,000
Warrants	-	672,000	672,000
Total	$32,895	$9,967,105	$10,000,000

Note 14.	(Loss) Income Per Share

Basic (loss) income per share excludes dilution and is computed by dividing (loss) income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss, because the inclusion of such items would be antidilutive. The antidilutive effect of 692,312 shares from stock options and 39,847 shares from warrants were excluded from diluted shares for the year ended December 31, 2021. No shares were excluded from diluted shares for the year ended December 31, 2020.

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share.

	2021	2020
Net (loss) income	$(1,131,449)	$413,379
Basic weighted average shares outstanding	12,574,016	11,222,826
Dilutive effect of warrants and/or options	-	826,496
Diluted weighted average shares outstanding	12,574,016	12,049,322
Basic (loss)/earnings per share	$(0.09)	$0.04
Diluted (loss)/earnings per share	$(0.09)	$0.03

Note 15. Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2021 and 2020:

	2021	2020
Deferred costs of software sales	$154,218	$47,907
Deferred direct cost of pending deliverables	-	41,161
Licenses and subscriptions	43,146	22,840
Prepaid insurance	72,800	26,072
Other	6,826	4,790
Total	$276,990	$142,770

The following table summarizes the Company’s other current liabilities as of December 31, 2021 and 2020:

	2021	2020
Legal and professional fees	$144,486	$-
Cost of software sales	7,652	46,078
Other	50,940	8,196
Total	$203,078	$54,274

Note 16.	Subsequent Events

On March 18, 2022 the Company entered into a Stock and Warrant Purchase Agreement to purchase all the issued and outstanding common stock and warrants of Knowmadics, Inc., a Virginia corporation. The acquisition is conditioned upon the approval of the Company’s shareholders, financing, and other customary closing conditions. The purchase price is $90 million payable in cash of approximately $56.5 million and WaveDancer common stock of approximately $33.5 million. Subject to shareholder approval, we intend to raise approximately $66.5 million in a private offering of common shares to provide the cash consideration for the transaction and related fees and expenses and to provide additional operating liquidity. The transaction is expected to close in the second quarter of 2022.

WAVEDANCER, INC.
CONSOLIDATED BALANCE SHEETS

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Plan of Domestication (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

2.2

Stock Purchase Agreement, dated April 7, 2021, among the Company, David and Heather Tortorelli and Tellenger, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 14, 2021)

2.3

Stock Purchase Agreement, dated November 12, 2021, among Jeffrey P. Gerald, Gray Matters, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

2.4

Stock and Warrant Purchase Agreement, dated as of March 18, 2022, by and among the Company, Knowmadics, Inc., the sellers party thereto, and Shareholder Representative Services LLC as Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

4.1*	Description of Securities

10.1+	Executive Employment Agreement, by and between the Company and G. James Benoit, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2021)

10.2+	Executive Employment Agreement, by and between the Company and Timothy G. Hannon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2022)

10.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2021)

10.4

Commercial Line of Credit, dated April 16, 2021, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 22, 2021)

10.5

Business Loan Agreement, dated April 16, 2021, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 22, 2021)

10.6

Commercial Security Agreement, dated April 16, 2021, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 22, 2021)

10.7+	2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed on April 19, 2006)

10.8+	2016 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s definitive proxy statement filed on April 11, 2016)

10.9+	2021 Stock Incentive Plan (incorporated by reference to Appendix 4 of the Company’s definitive proxy statement filed on October 26, 2021)

10.10	Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 16, 2021)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP

24.1*	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer

32.1**	1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

+ Management contract, compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.

By:	/s/ G. James Benoit, Jr.
G. James Benoit, Jr., Chief Executive Officer
April 12, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. James Benoit, Jr. and Timothy G. Hannon, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ G. James Benoit, Jr.	Chief Executive Officer	April 12, 2022
G. James Benoit, Jr.

By:	/s/ Timothy G. Hannon	Chief Financial Officer	April 12, 2022
Timothy G. Hannon

By:	/s/ Paul B. Becker	Director	April 12, 2022
Paul B. Becker

By:	/s/ James C. DiPaula, Jr.	Director	April 12, 2022
James C. DiPaula, Jr.

By:	/s/ Mark T. Krial	Director	April 12, 2022
Mark T. Krial

By:	/s/ Jack L. Johnson, Jr.	Director	April 12, 2022
Jack L. Johnson, Jr.

By:	/s/ William Pickle	Director	April 12, 2022
William Pickle

By:	/s/ Donald J. Tringali	Director	April 12, 2022
Donald J. Tringali

By:	/s/ Bonnie K. Wachtel	Director	April 12, 2022
Bonnie K. Wachtel