Form 10-K/A
period 2021-12-31
WAVEDANCER, INC.
filed 2022-05-02
CIK 803578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Form 10-K”) of WaveDancer, Inc. (the “Company”) for the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2022. The Company is filing this Amendment to amend Part III of the Form 10-K to include the information required by and not included in Part III of the Form 10-K because the Company does not intend to file its definitive proxy statement within 120 days of the end of the 2021 Fiscal Year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Form 10-K. The Form 10-K continues to speak as of the date of the Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K other than as expressly indicated in this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following sets forth certain information, as of March 31, 2022, about each member of our Board of Directors (the “Board”), including an account of their specific business experience; the names of publicly held and certain other corporations of which they also are, or have been within the past five years, directors; and a discussion of their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors. The entire Board is elected annually for a term to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Name of director	Age	Director since	Position with the Company
Paul B. Becker	60	2021	Director
G. James Benoit, Jr.	50	2021	Director, CEO and Chairman
James C. DiPaula, Jr.	60	2021	Director
Jack L. Johnson, Jr.	65	2021	Director
Mark T. Krial	64	2016	Director
William H. Pickle	72	2015	Director
Linda L. Singh	57	2022	Director
Donald J. Tringali	64	2021	Director
Bonnie K. Wachtel	66	1992	Director

Paul B. Becker, Rear Admiral, USN (ret), age 60, is a former Naval Intelligence Officer and senior executive with a unique combination of business, military, cyber and leadership experience. As the CEO of “The Becker T3 Group” consultancy he founded in 2016, he leverages an outstanding network of U.S. and international security leaders to provide clients with an understanding of National Security trends and activities. He’s successfully developed and implemented all-source intelligence strategies for large, diverse international teams. From 2016 to 2017, Paul led the Presidential Transition’s Intelligence Community Landing Team which provided policy input, strategic guidance and operational counsel to a new administration. He served as Director of Intelligence for the Joint Chiefs of Staff beginning in 2013. Additional military service includes Director of Intelligence for the U.S. Pacific Command in Hawaii and the International Security Assistance Force Joint Command in Afghanistan, commanding officer of CENTCOM’s Joint Intelligence Center in Tampa, and Assistant Naval Attaché to France.

Rear Admiral Becker is the recipient of the National Intelligence Community and Department of Defense’s Distinguished Service Medals, and the Ellis Island Medal of Honor. The Naval Intelligence Community recognized RADM Becker in 2016 by establishing the “Teamwork, Tone, Tenacity” leadership award in his honor. He holds a Master’s degree in Public Administration from Harvard's Kennedy School of Government and a Bachelor of Science from the U.S. Naval Academy. A dynamic public speaker and author, his articles and presentations have been widely published.

G. James Benoit, Jr. age 50, has spent his career devoted to the intelligence and national security missions of the United States. From 2009 to 2019, he served as the CEO of FedData and Domain5, a pair of technology companies supplying secure hardware, engineering, analytics, network engineering and computer network operations support services to the National Intelligence Community and the Department of Defense. On his watch, FedData grew from start-up to nearly $500 million in revenue and over $30 million in earnings.

In 2015, Mr. Benoit led FedData through the acquisition of a distressed asset and successfully turned the asset around. He sold FedData in 2018, earning the stockholders and private equity partners an IRR greater than 80%. As CEO, Mr. Benoit secured over $300 million in asset-based credit facilities, $40 million in revolving facilities and over $75 million in senior unsecured debt. Mr. Benoit most recently led the FedData through the successful capture of a 5-year, more than $500 million, contract supporting the intelligence community. Mr. Benoit retired as CEO of FedData in December 2019.

Prior to becoming FedData’s CEO, Mr. Benoit’s career spanned distinguished service as an officer in the United States Army, important work in civilian government, and work in the private sector. A licensed attorney, he spent several years at prominent law firms where he worked on a range of matters including corporate formation, mergers and acquisitions, securities, leveraged buyouts, banking and finance.

Mr. Benoit is a graduate of St. Mary’s College of Maryland, the University of Baltimore and the Georgetown University Law Center. A lifelong resident of Annapolis, he lives with his wife and three children.

James C. “Chip” DiPaula, Jr., age 60, is Co-President of the Digital Commerce Division of Ascential plc., where he leads eight industry-leading brands, with 1,400 colleagues in the US, Canada, Europe, China and Latin America. Under Mr. DiPaula’s leadership the division acquired five businesses from December 2020 through September 2021.

Mr. DiPaula is Co-Founder of Flywheel Digital, a pioneering digital advertising firm that optimizes ecommerce sales for the world’s largest brands. Flywheel is Amazon’s largest advertising customer, representing leading consumer product groups including the world’s largest advertiser. Flywheel was acquired in 2018 by Ascential, plc. Mr. DiPaula also serves as Chairman of the University System of Maryland Medical System, with more than 25,000 employees and more than $4 billion in annual revenue. He chairs the System’s Executive and Executive Compensation Committees and serves on the Audit & Compliance and Governance and Nominating Committees. Mr. DiPaula’s public sector experience includes serving as Chief of Staff to the Governor of Maryland from 2005 to 2007, and serving as the youngest Secretary of the Maryland Department of Budget & Management in state history from 2003 to 2005. In this capacity, he oversaw development of a $26 billion state budget and resolved $4 billion in budget deficits through performance-based budgeting.

Mr. DiPaula received his Bachelor of Science degree in Business Administration from Towson University.

Jack L. Johnson, Jr., 65, is the CEO and Managing Partner for Jack Johnson and Associates, a strategic consulting firm located in McLean, VA. The firm specializes in providing business and risk consulting to clients domestically and internationally, particularly in the areas of business risk, pre- and post-sale merger and acquisition support, business integration as well as in-depth security assessments.

Previously he was a Partner and Sector Leader with Guidehouse Consulting, and its legacy firm, PricewaterhouseCoopers (PwC), where he led the firm’s large Defense Sector Practice after previously serving as Sector Leader for its Homeland Security and Law Enforcement sector. Before joining PwC in 2005, Mr. Johnson served as the first Chief Security Officer (CSO) for the newly formed Department of Homeland Security (DHS). In this capacity, he was directly involved in the establishment of DHS after 9/11 and integrating the 22 agencies that now comprise the Department. His previous government service before his appointment at DHS consisted of over 20 years with the United States Secret Service, rising to the position of Deputy Assistant Director, and serving in a wide range of managerial and executive assignments of increasing responsibility and complexity. His career included the full range of investigative, protective, and intelligence-related duties, both domestically and internationally, as well as assignments with various Presidents, Vice Presidents, Presidential candidates, and foreign heads of state. Prior to being commissioned as a Secret Service Agent in 1983, he was a Police Officer and Detective for Fairfax County, Virginia Police Department, and also is a veteran of the United States Army.

Mr. Johnson received his Bachelor of Science degree from the University of Maryland, a Master’s in Forensic Science degree from George Washington University and has completed additional post-graduate study at the University of Virginia and Johns Hopkins School of Management. He has previously testified on multiple occasions before Congress on homeland security and national security-related issues and is a frequent speaker at many national and international conferences, seminars, and symposiums.

Mark T. Krial, 64, has been serving as president of Marathon TS, Inc., an information technology and professional services company which serves the federal government and commercial markets, since 2009. Prior to that, he served as president of Cornell Technical Services, an information technology firm, for 15 years. He holds a B.S. degree from Oklahoma A&M State University. Mr. Krial has been a board member of the Company since 2016.

Mr. Krial offers over 30 years of achievement within information technology and computer-based disciplines. His management approach emphasizes innovative techniques to achieve high performance, cost effective and profit enhancing solutions. High level experience includes sales, marketing, business development and strategic planning capabilities.

William H. Pickle, 72, is a government affairs/business development consultant with over 30 years of experience at senior levels within the federal government. Since 2007, Mr. Pickle has served as President of The Pickle Group, LLC, a Washington DC-based business development company. Mr. Pickle served as the 37th Sergeant at Arms (SAA) of the United States Senate. Mr. Pickle was nominated for this senior position by Senate Majority Leader Bill Frist and elected by the Senate in March 2003. He was re-elected in January 2005. In this position, Mr. Pickle served as the Senate's Chief Operating Officer, Chief of Protocol, Chief of Security; and managed over 950 Senate employees and an annual budget exceeding $200 million. As SAA, Mr. Pickle worked closely with Senators, Committees and senior Senate staff on a daily basis. In addition, as the SAA, he served as Chairman of the U.S. Capitol Police Board with direct oversight for a 2200 person police department with a budget of $300 million. Prior to his Senate service, Mr. Pickle served in several Senior Executive Service (SES) positions within the Executive Branch, which included being the first SES Director of the Transportation Security Administration and a Deputy Inspector General of the Department of Labor.

Most of Mr. Pickle's career was spent with the United States Secret Service where he rose steadily through the ranks from Special Agent to Senior Executive. Mr. Pickle served as Executive Assistant Director responsible for the Congressional and Legislative Affairs program of the Secret Service from 1991 to 1998.

Mr. Pickle is a decorated Vietnam War Veteran who served with the 1st Cavalry Division in 1968-69. Among his awards are the Bronze Star, Purple Heart, 7 Air Medals (2 for valor), 3 Army Commendation Medals, Vietnamese Cross of Gallantry, and the Combat Infantry Badge. Mr. Pickle served on the President's Medal of Valor Award Committee and currently serves on numerous not-for-profit and corporate boards. He was a member of the 2004 Presidential Election Advisory Committee.

Linda L. Singh, age 57, serves as the CEO of Kaleidoscope Affect, LLC, a consulting and strategic advisory firm she founded in 2014. From January 2020 through January 2022, Ms. Singh served as a Clinical Professor of Leadership at Towson University. For the first nine months of 2020, Ms. Singh was the Interim Executive Director/ CEO of the Maryland Technology Development Corporation, a state sponsored organization that supports start-up businesses in Maryland. From 1995 to May 2016, Ms. Singh held various positions with Accenture Inc., eventually becoming a managing director in 2011 and thereafter being appointed as the Director of Operations for Health and Public Services, an operating unit with $3.4 billion in revenue. Ms. Singh was the Adjutant General and Secretary of the Military Department of Maryland. Ms. Singh has held various command and staff positions from 1992 to 2015 in the Maryland National Guard rising to the rank of Major General. Ms. Singh obtained her Bachelor of Science Business Administration degree from Washington Adventist University, a Master of Business Administration degree from Touro University International and a PhD, Industrial and Organizational Psychology from Capella University. She was a board member of Howard Bank from 2020 to 2022 and has served in various non-profit and governmental committees and organizations throughout her career. Ms. Singh was inducted into the Maryland Women’s Hall of Fame in 2015.

Donald J. Tringali, age 64, is the founder and current CEO of Augusta Advisory Group, a boutique financial and business consulting firm providing a full range of executive, operations and corporate advisory services to companies. He has held a variety of C-level executive positions and directorships for public and private companies across many industries. He is currently on the boards of Swiss Water Decaffeinated Coffee, Inc. (SWP.TO), POSaBIT Systems Corporation (PBIT.CN), and Paragon Space Development Corporation (private). He is the former Chairman of the Board of National Technical Systems, Inc. (NTSC), a leading international testing and engineering firm that was sold to a private equity firm in 2013, and the former Executive Chairman of the Board of Cartesian, Inc. (CRTN), an international telecom consulting company, which was sold to private equity in 2018. Mr. Tringali began his career as a corporate attorney in Los Angeles, where he was a partner in a prominent firm representing public and private companies in general business matters and M&A transactions. Mr. Tringali holds a Bachelor of Arts in Economics from UCLA and a Juris Doctor from Harvard Law School.

Bonnie K. Wachtel, 66, is a principal of Wachtel & Co., Inc., a boutique investment firm based in Washington, D.C. Her career spans investment banking, valuation consulting, and oversight of financial reporting and internal controls. Ms. Wachtel has been a director of six Nasdaq-listed companies since joining her firm in 1984, and currently serves on the Board of VSE Corporation (VSEC), a provider of engineering services principally to federal government clients, and The ExOne Co. (XONE), a global provider of 3D printing machines, products, and services. Her securities industry experience includes service on the Advisory Committee for the National Market System Consolidated Audit Trail, LLC, an entity created by order of the SEC, and ten years on the Hearing Panel for Nasdaq Listing Qualifications. Ms. Wachtel holds B.A. and M.B.A. degrees from the University of Chicago and a J.D. from the University of Virginia. She is a Chartered Financial Analyst (CFA).

Ms. Wachtel is a trusted resource with regard to business strategy, public markets, merger and acquisition opportunities, corporate governance, regulatory compliance, and risk management. Given her background and occupation, she is qualified to be the audit committee’s financial expert.

Executive Officers

The following table sets forth the name, age (as of March 31, 2022) and position of each of our executive officers.

Name of executive officer	Age	Position with the Company
G. James Benoit, Jr.	50	Chief Executive Officer and Chairman
Timothy G. Hannon	58	Chief Financial Officer

G. James Benoit, Jr, was appointed Chairman and Chief Executive Officer in August 2021. See description under directors above.

Timothy G. Hannon, was appointed Chief Financial Officer on September 29, 2021. From June 2021 until his permanent appointment as CFO, Mr. Hannon had been a Managing Director at GlassRatner Advisory & Capital Group, LLC d/b/a B. Riley Advisory Services. From March 2017 until June 2021, Mr. Hannon served as VP Finance & Corporate Controller and then as Chief Financial Officer of Ready Pac Foods, Inc. (“RPF”) d/b/a Bonduelle Fresh Americas, a wholly owned subsidiary of Bonduelle SA, a French publicly traded company. From May 2016 to March 2017, Mr. Hannon was an outside consultant to RPF in connection with Bonduelle’s acquisition of RPF Prior thereto, Mr. Hannon was the chief financial officer for several privately held enterprises. He began his career with Arthur Andersen & Co. in New York where he was primarily assigned to audits of publicly traded companies. Mr. Hannon graduated from the State University of New York at Albany with a bachelor’s degree in accounting and is a certified public accountant.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no officers, directors and 10% beneficial owners who failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act during our 2021 fiscal year.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to our directors, officers, and employees The code of ethics is available on our website at www.wavedancer.com on the Governance Documents page under the Investors heading. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Procedures for Stockholder Nominations to the Board of Directors

In connection with our reincorporation of the Company into Delaware, we adopted new bylaws which contain procedures for stockholder nominations to the Board. Under our bylaws, a stockholder (“Proposing Stockholder”) must provide written notice to the Secretary of the Company at the principal executive offices of the Corporation: (x) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, in advance of the anniversary of the previous year's annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year's annual meeting or not later than 60 days after the anniversary of the previous year's annual meeting; and (y) with respect to any other annual meeting of stockholders, not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the annual meeting and (2) the close of business on the tenth day following the first date of public disclosure of the date of such meeting. The Proposing Stockholder’s notice must include

(i)    the name, age, business address, and residence address of each nominee proposed in such notice;

(ii)    the principal occupation or employment of each such nominee;

(iii)    the class and number of shares of capital stock of the Company which are owned of record and beneficially by each such nominee (if any);

(iv)    such other information concerning each such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved) or that is otherwise required to be disclosed, under Section 14(a) of the Exchange Act;

(v)    a written questionnaire with respect to the background and qualification of such proposed nominee (which questionnaire shall be provided by the Secretary upon written request) and a written statement and agreement executed by each such nominee acknowledging that such person:

(A)    consents to being named in the Company's proxy statement as a nominee and to serving as a director if elected,

(B)    intends to serve as a director for the full term for which such person is standing for election, and

(vi)    as to the Proposing Stockholder:

(A)     the name and address of the Proposing Stockholder as they appear on the Company’s books and of the beneficial owner, if any, on whose behalf the nomination is being made,

(B)    the class and number of shares of the Company which are owned by the stockholder (beneficially and of record) and owned by the beneficial owner, if any, on whose behalf the nomination is being made, as of the date of the Proposing Stockholder's notice, and a representation that the Proposing Stockholder will notify the Company in writing of the class and number of such shares owned of record and beneficially as of the record date for the meeting within five business days after the record date for such meeting,

(C)    a description of any agreement, arrangement, or understanding with respect to such nomination between or among the Proposing Stockholder or the beneficial owner, if any, on whose behalf the nomination is being made and any of their affiliates or associates, and any others (including their names) acting in concert with any of the foregoing, and a representation that the Proposing Stockholder will notify the Company in writing of any such agreement, arrangement, or understanding in effect as of the record date for the meeting within five business days after the record date for such meeting,

(D)    a description of any agreement, arrangement, or understanding (including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the Proposing Stockholder's notice by, or on behalf of, the Proposing Stockholder or the beneficial owner, if any, on whose behalf the nomination is being made and any of their affiliates or associates, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such person or any of their affiliates or associates with respect to shares of stock of the Corporation, and a representation that the Proposing Stockholder will notify the Company in writing of any such agreement, arrangement, or understanding in effect as of the record date for the meeting within five business days after the record date for such meeting,

(E)    a representation that the Proposing Stockholder is a holder of record of shares of the Company entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and

(F)    a representation whether the Proposing Stockholder intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to approve the nomination and/or otherwise to solicit proxies from stockholders in support of the nomination.

Audit Committee

We have a separately-designated standing audit committee. This committee currently has three members, Bonnie K. Wachtel (Chairperson), James C. DiPaula, Jr., and Donald J. Tringali. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the NASDAQ Stock Market; as such standards apply specifically to members of audit committees. The Board has determined that Ms. Wachtel is our “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The current audit committee charter is available for viewing on our Web site at www.wavedancer.com on the Governance Documents page under the Investors heading.

Item 11.	Executive Compensation

The Summary Compensation Table below sets forth compensation information for (i) those individuals who served as the Chief Executive Officer during 2021, (ii) up to two other individuals serving as executive officers on December 31, 2021 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) hereof but for the fact they were not serving as an executive officer on December 31, 2021 (collectively “Named Executive Officers”):

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option awards[1] ($) (f)	All other compensation[2] ($) (i)	Total ($) (j)
G. James Benoit, Jr.	2021	18,833	14,323	1,614,500	477	1,647,633
Chief Executive Officer	2020	—	—	—	—	—
Stanley A. Reese	2021	246,875	15,000	42,700	32,353	336,928
Chief Executive Officer from January 1, 2021 through August 26, 2021	2020	161,875	10,000	37,000	21,977	230,852
Timothy G. Hannon	2021	43,636	—	42,500	—	86,136
Chief Financial Officer	2020	—	—	—	—	—
Matthew T. Sands	2021	164,021	—	26,200	7,351	201,378
Chief Financial Officer from April 22, 2020 through September 29, 2021	2020	141,500	5,000	37,000	7,351	190,851

[1]	Assumptions used to determine the fair value of option awards can be found in Note 12 to our financial statements.

[2]
References to All Other Compensation include employer matching contributions to each individual’s 401(k) defined contribution account under our company-wide 401(k) Pension and Profit Sharing Plan, routine payouts of excess vacation accruals, and employer payments for long-term care insurance under an executive carve-out.

The vesting of all option awards granted to executive officers in 2020 and 2021 are subject only to the term of service. The 2021 option awards in column (d) for Mr. Benoit represent an award of 30,000 options on August 26, 2021, exercisable at $2.80 per share on August 26, 2024, and expiring on August 26, 2026, and an award of 1,000,000 options on December 30, 2021, immediately exercisable at $4.89 per share, and expiring on December 30, 2026.

The 2021 option award for Mr. Reese represents an award of 35,000 options on March 31, 2021, exercisable at $2.90 per share on March 31, 2022, and expiring March 31, 2031. The 2020 option award for Mr. Reese represents an award of 100,000 options on September 2, 2020, exercisable at $0.66 per share on September 2, 2021, and expiring September 2, 2030.

The 2021 option award for Mr. Hannon represents an award of 25,000 options on December 30, 2021, at $4.89 per share, with 12,500 exercisable on December 30, 2022, and 12,500 exercisable on December 30, 2023, and expiring December 30, 2026.

The 2021 option award for Mr. Sands represents an award of 20,000 options on November 15, 2021, exercisable at $3.15 per share on November 15, 2024, and expiring November 15, 2026. The 2020 option award for Mr. Sands represents an award of 100,000 options on September 2, 2020, exercisable at $0.66 per share on September 2, 2021, and expiring September 2, 2030.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On August 26, 2021, an employment agreement was executed between the Company and G. James Benoit, Jr., who was named as the Chief Executive Officer of the Company. Under the agreement, Mr. Benoit receives a base salary of $60,000, which may be adjusted periodically by the board of directors, with eligibility to receive an annual performance bonus up to 100% of his base salary based on measurement standards to be determined by the Board’s compensation committee. Under the agreement, Mr. Benoit was granted options to purchase 30,000 shares of Company’s common stock under its 2016 Stock Incentive Plan and 1,000,000 options upon the adoption of its 2021 Stock Incentive Plan. The board of directors voted on March 18, 2022, with an effective date of the same, to increase Mr. Benoit’s base rate of pay by $107,500, and to further increase his base rate of pay by an additional $107.500 effective August 26, 2022, the anniversary date of his employment agreement. In the event of Mr. Benoit’s termination other than for Cause, death, disability, or by Mr. Benoit Without Good Reason (as defined in the agreement), he is entitled to receive pro-rated bonus, severance payments at the same rate as the base salary for a period of twelve months following the date of termination, and continued participation in all benefit plans for which he is legally eligible during the severance period.

On March 22, 2022, an employment agreement was executed between the Company and Timothy G. Hannon, who was named as the Chief Financial Officer of the Company. Under the agreement, Mr. Hannon receives a base salary of $270,000, with eligibility to receive an annual performance bonus up to 50% of his base salary based on measurement standards to be determined by the Board’s compensation committee. In the event of Mr. Hannon’s termination other than for Cause, death, disability, or by Mr. Hannon Without Good Reason (as defined in the agreement), he is entitled to receive pro-rated bonus, severance payments at the same rate as the base salary for a period of six months following the date of termination if termination takes place before March 31, 2023, twelve months if terminated thereafter, and the Company will pay for Mr. Hannon’s COBRA coverage during the severance period, if eligible.

On September 30, 1997, the Company agreed in writing to provide to Stanley A. Reese, President, formerly Chief Executive Officer and President from January 1, 2021, through August 26, 2021, and Senior Vice President and Chief Operating Officer prior to 2021, three months’ severance pay of his full-time base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. Reese’s termination or substantial reduction of duties, he will receive a six-month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion. Had the event of termination or change-in-control occurred on December 31, 2021, Mr. Reese’s compensation under the agreement would have been $62,500 or $125,000, respectively.

On September 2, 2020, the Company agreed in writing to provide to Matthew T. Sands, Chief Financial Officer as of February 17, 2021, and formerly Controller and acting Chief Financial Officer, three months’ severance pay of his full-time base salary, payable in normal payroll increments, in the event of the termination of his employment other than for cause. In the event of a change of control or the sale or transfer of substantially all of the Company’s assets, the Company agreed that in the event of Mr. Sands’ termination or substantial reduction of duties, he will receive a three-month severance payment of base salary, payable in lump sum or monthly, at the Company’s discretion. Had the event of termination or change-in-control occurred on December 31, 2021, Mr. Sands’ compensation under the agreement would have been $41,250.

The following table sets forth the outstanding equity awards as of December 31, 2021 for the Named Executive Officers of the Company:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)
G. James Benoit, Jr.		30,000	2.80	08/26/2026
G. James Benoit, Jr.	1,000,000		4.89	12/30/2026
Timothy G. Hannon		25,000	4.89	12/30/2026
Stanley A. Reese	100,000		0.35	07/17/2022
Stanley A. Reese	100,000		0.16	02/12/2023
Stanley A. Reese	50,000		0.145	10/07/2023
Stanley A. Reese	25,000		0.25	04/11/2026
Stanley A. Reese	100,000		0.47	02/22/2028
Stanley A. Reese	100,000		0.66	09/02/2030
Stanley A. Reese		35,000	2.90	03/31/2031
Matthew T. Sands	32,000		0.156	08/08/2023
Matthew T. Sands	20,000		0.17	09/23/2024
Matthew T. Sands		20,000	3.15	11/15/2026
Matthew T. Sands	20,000		0.37	06/19/2028
Matthew T. Sands	100,000		0.66	09/02/2030

Each Named Executive Officer is a salaried employee, without any guaranteed incentives. Bonuses and stock option awards are at the discretion of the Compensation Committee of the Board of Directors. Executive officers are eligible to participate in the WaveDancer 401(k) Pension and Profit Sharing Plan under the same terms and matching percentages as other salaried employees. Vacation accruals in excess of defined limits are automatically paid out to all salaried employees annually, and may be paid other times upon request. Executive officers may receive a perquisite benefit of no-cash-value long-term care insurance paid by the Company.

The Company has no outstanding stock awards to any executive officer.

Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2021, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2021.

Compensation of Directors

For the year ended December 31, 2021, the Company paid each non-employee director an annual fee of $20,000 to serve on the Board, payable quarterly, with a non-employee chairman receiving an additional $10,000. Options to purchase shares of common stock may be issued in addition to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following Table describes all compensation for each director for the year ended December 31, 2021.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul B. Becker[1]	1,667	—	85,000	—	—	—	86,667
James C. DiPaula, Jr.[1]	1,667	—	85,000	—	—	—	86,667
Jack L. Johnson, Jr.[2]	15,833	—	109,400	—	—	—	125,233
Mark T. Krial[3]	26,667	—	121,600	—	—	—	148,267
Charles A. May, Jr.[4]	18,333	—	30,950	—	—	—	49,283
William H. Pickle[3]	20,000	—	109,400	—	—	—	129,400
Sandor Rosenberg[5]	—	—	—	—	—	—	—
Donald J. Tringali[2]	15,000	—	105,800	—	—	—	120,800
Bonnie K. Wachtel[3]	20,000	—	109,400	—	—	—	129,400
James D. Wester[6]	1,250	—	—	—	—	—	1,250

[1]	Had an aggregate amount of 50,000 options outstanding at December 31, 2021.
[2]	Had an aggregate amount of 70,000 options outstanding at December 31, 2021.
[3]	Had an aggregate amount of 90,000 options outstanding at December 31, 2021.
[4]	Had an aggregate amount of 50,000 options outstanding at December 31, 2021. Retired as a director effective December 2, 2021.
[5]	Retired as a director effective March 11, 2021.
[6]	Had option awards for an aggregate amount of 25,000 shares outstanding at December 31, 2021. Retired as a director effective March 10, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants, as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders[1,2,3]	2,904,500	$3.17	3,411,500
Equity compensation plans not approved by security holders	—	—	—
Total	2,904,500	$3.17	3,411,500

[1]
The Company’s 2021 Stock Incentive Plan was approved by the Company’s stockholders on December 2, 2021, has an effective date of October 11, 2021, and expires on October 11, 2031 (the “2021 Plan”). The 2021 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2021 Plan is 5,000,000. Options granted under the 2021 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

[2]
The Company’s 2016 Stock Incentive Plan was approved by the Company’s stockholders on June 1, 2016, has an effective date of April 4, 2016, and expires on April 4, 2026 (the “2016 Plan”). The 2016 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options granted under the 2016 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

[3]
The Company’s 2006 Stock Incentive Plan was approved by the Company’s shareholders on May 18, 2006, has an effective date of April 12, 2006, and expired April 12, 2016. The 2006 Plan provided for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vested over periods determined by the Board of Directors.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the beneficial ownership of our common stock held (a) as of February 14, 2022, by each person who is known by us based on Schedule 13G, Schedule 13D, and Section 16(a) filings to beneficially own more than 5% of the outstanding shares of our common stock, and (b) as of March 31, 2022, by each current director, each Named Executive Officer; and by all current directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent Of Class(1)
Joseph P. Daly	1,670,500	(2)	9.6

Security Ownership of Management
Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent Of Class(1)
G. James Benoit, Jr., Chairman, Director, and Chief Executive Officer	2,616,645	(4)	13.7
Timothy G. Hannon, Chief Financial Officer	—		—
Paul B. Becker, Director	—		—
James C. DiPaula, Jr., Director	292,764		1.7
Jack L. Johnson, Jr., Director	110,000	(5)	*
Mark T. Krial, Director	226,448	(6)	1.3
William H. Pickle, Director	236,448	(7)	1.4
Donald J. Tringali, Director	70,000	(8)	*
Bonnie K. Wachtel, Director	363,800	(9)	2.1

All directors and executive officers as a group	3,916,105	(10)	20.1

*	Beneficial Ownership represents less than 1% of the class of shares.
(1)
The foregoing percentages are based on the number of shares of our common stock outstanding as of March 31, 2022, of 17,344,697, and for each beneficial owner and all directors and officers as a group includes all options and warrants exercisable within 60 days of March 31, 2022.

(2)
The address of Joseph P. Daly is 497 Circle Freeway, Cincinnati, OH 45246. This information was obtained solely from a Schedule 13D/A filed with the SEC on January 14, 2022. Mr. Daly owns 450,000 shares directly and 1,220,500 through EssigPR Inc.

(3)	The address of record for all directors and executive officers is care of the Company at 12015 Lee Jackson Memorial Hwy, Ste 210, Fairfax VA 22033.
(4)	Includes 1,000,000 shares issuable upon the exercise of options and 750,000 shares issuable upon the exercise of warrants to purchase common stock.

(5)	Includes 20,000 shares issuable upon the exercise of options to purchase common stock and 35,000 shares issuable upon the exercise of warrants to purchase common stock.
(6)	Includes 40,000 shares issuable upon the exercise of options and 50,000 shares issuable upon the exercise of warrants to purchase common stock.
(7)	Includes 40,000 shares issuable upon the exercise of options and 65,000 shares issuable upon the exercise of warrants to purchase common stock.
(8)	Includes 20,000 shares issuable upon the exercise of options and 25,000 shares issuable upon the exercise of warrants to purchase common stock.
(9)	Includes 40,000 shares issuable upon the exercise of options and 25,000 shares issuable upon the exercise of warrants to purchase common stock.
(10)	Includes 1,160,000 shares issuable upon the exercise of options and 950,000 shares issuable upon the exercise of warrants to purchase common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

A "Related Party Transaction" is any transaction directly or indirectly involving any related party that would need to be disclosed under Item 404(a) of Regulation S-K. The Company has determined as a policy that any Related Party Transaction requires the approval of the Board of Directors.

In connection with a private placement of its shares, on August 26, 2021, the Company sold 1,400,000 shares of its common stock at a price of $2.00 per share to several accredited investors. For each share purchased, purchasers were issued a warrant granting the right to purchase an additional share of common stock at a price of $3.00 per share, with the warrants expiring on August 31, 2026. The investors included G. James Benoit, Jr., Chairman and Chief Executive Officer, who purchased 750,000 shares and 750,000 warrants at an aggregate price of $1,500,000, and William H. Pickle, director, who purchased 65,000 shares and 65,000 warrants at an aggregate price of $130,000.

In connection with a private placement of its shares, on December 10, 2021, the Company sold 3,289,525 shares of its common stock at a price of $3.04 per share to several investors. For each five shares purchased, purchasers were issued a warrant granting the right to purchase an additional share of common stock at a price of $4.50 per share, with the warrants exercisable on January 1, 2023, expiring on December 31, 2026. The investors included G. James Benoit, Chairman and CEO, who purchased 116,645 shares and 23,329 warrants at an aggregate price of $354,600, and James C. (“Chip”) DiPaula, Jr., director, who purchased 292,764 shares and 58,553 warrants at an aggregate price of $890,000.

During the fiscal year ending December 31, 2021, the Company did not engage in any additional Related Party Transactions.

Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the NASDAQ Stock Market:

Paul B. Becker
James C. DiPaula, Jr.
Jack L. Johnson, Jr.
Mark T. Krial
William H. Pickle
Linda L. Singh
Donald J. Tringali
Bonnie K. Wachtel

There are no family relationships between any directors or executive officers of the Company.

Item 14.	Principal Accounting Fees and Services (CohnReznick LLP, Tysons, Virginia, PCAOB ID 596)

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audits of the Company's annual financial statements for the years ended December 31, 2021 and 2020, respectively, and fees billed for other services rendered by our principal accountants during those periods.

Fee Category	2021 Fees	2020 Fees
Audit Fees	$253,495	$95,145
Audit-Related Fees	-	—
Tax Fees	5,205	4,632
All Other Fees: S-8 Consent and planning meeting	7,539	—
Total Fees and Services	$266,239	$99,777

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and for the review of the Company’s financial statements included in its quarterly reports on Form 10‑Q.

Audit-Related Fees consist of fees for professional services that are reasonably related to the audit or review of the Company’s financial statements but are not reported under “Audit Fees.”

Tax Fees consist of fees related to tax compliance, tax advice and tax planning services.

Policy on Audit Committee Pre-Approval

In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees, that are to be performed by CohnReznick LLP, our independent registered public accounting firm, subject to the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee's pre-approval of non-audit services involves consideration of the impact of providing such services on CohnReznick LLP's independence. All 2021 and 2020 non-audit services were pre-approved by the Audit Committee.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

A list of exhibits required to be filed as part of this Amendment to Annual Report on Form 10-K is set forth in the Exhibit Index, which is presented elsewhere in this document and incorporated herein by reference.

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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

4*	Description of Securities

10.1+	Executive Employment Agreement, by and between the Company and G. James Benoit, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2021)

10.2+	Executive Employment Agreement, by and between the Company and Timothy G. Hannon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2022)

10.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2021)

10.4
Commercial Line of Credit, dated April 16, 2021, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 22, 2021)

10.5*	Business Loan Agreement, dated April 16, 2021, by and between the Company, Tellenger, Inc. and Summit Community Bank

10.6
Commercial Security Agreement, dated April 16, 2021, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 22, 2021)

10.7+	2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed on April 19, 2006)

10.8+	2016 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s definitive proxy statement filed on April 11, 2016)

10.9+	2021 Stock Incentive Plan (incorporated by reference to Appendix 4 of the Company’s definitive proxy statement filed on October 26, 2021)

10.10	Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 16, 2021)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP

24.1*	Power of Attorney (included as part of the signature page of the Form 10-K)

31.1*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer

31.3**	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer

31.4**	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

+ Management contract, compensatory plan or arrangement.
* Filed or furnished with the Form 10-K.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.

By:	/s/ G. James Benoit, Jr.
G. James Benoit, Jr., Chief Executive Officer
April 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ G. James Benoit, Jr.	Chief Executive Officer	April 29, 2022
G. James Benoit, Jr.

By:	/s/ Timothy G. Hannon	Chief Financial Officer	April 29, 2022
Timothy G. Hannon

By:	**	Director	April 29, 2022
Paul B. Becker

By:	**	Director	April 29, 2022
James C. DiPaula, Jr.

By:	**	Director	April 29, 2022
Mark T. Krial

By:	**	Director	April 29, 2022
Jack L. Johnson, Jr.

By:	**	Director	April 29, 2022
William Pickle

By:	**	Director	April 29, 2022
Donald J. Tringali

By:	**	Director	April 29, 2022
Bonnie K. Wachtel

**By:	/s/ G. James Benoit, Jr.
G. James Benoit, Jr.
Attorney-in-Fact