Form 10-Q
period 2022-03-31
WAVEDANCER, INC.
filed 2022-05-16
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                            March 31, 2022

or

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

Yes ☐         No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,396,697 shares of common stock, par value $0.001 per share, as of May 10, 2022.

WAVEDANCER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,999,201	$4,931,302
Accounts receivable	1,672,072	1,664,862
Prepaid expenses and other current assets	458,719	276,990
Total current assets	5,129,992	6,873,154

Intangible assets, net of accumulated amortization of $550,925 and $201,032	7,699,075	8,048,968
Goodwill	7,585,269	7,585,269
Right-of-use operating lease asset	627,977	672,896
Property and equipment, net of accumulated depreciation and amortization of $361,338 and $347,886	103,577	105,256
Other assets	77,100	77,100
Total assets	$21,222,990	$23,362,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$302,323	$650,499
Accrued payroll and related liabilities	611,497	524,055
Commissions payable	250,043	224,250
Other accrued liabilities	816,536	204,080
Contract liabilities	149,692	186,835
Operating lease liability - current	192,128	192,128
Total current liabilities	2,322,219	1,981,847

Operating lease liability - non-current	460,505	507,120
Deferred income taxes	441,498	1,167,504
Other liabilities	2,296,928	2,265,000
Total liabilities	5,521,150	5,921,471

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 18,987,313 and 18,882,313 shares issued, 17,344,697 and 17,239,697 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	18,987	18,882
Additional paid-in capital	32,128,334	31,789,464
Accumulated deficit	(15,515,270)	(13,436,963)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	15,701,840	17,441,172
Total liabilities and stockholders' equity	$21,222,990	$23,362,643

The accompanying notes are an integral part of the financial statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues
Professional fees	$2,066,690	$2,439,259
Software sales	928,822	980,321
Total revenues	2,995,512	3,419,580

Cost of revenues
Cost of professional fees	1,712,015	1,467,699
Cost of software sales	907,432	932,231
Total cost of revenues	2,619,447	2,399,930

Gross profit	376,065	1,019,650

Selling, general and administrative expenses	2,714,342	680,250
Acquisition costs	434,702	70,530

(Loss) income from operations	(2,772,979)	268,870

Other income (expense):
Interest expense	(19,319)	(1,459)
Other income (expense), net	(12,015)	3,404

(Loss) income before provision for income taxes	(2,804,313)	270,815

Income tax benefit	(726,006)	-

Net (loss) income	$(2,078,307)	$270,815

Comprehensive (loss) income	$(2,078,307)	$270,815

Net (loss) income per common share - basic	$(0.12)	$0.02
Net (loss) income per common share - diluted	$(0.12)	$0.02

Weighted average common shares outstanding
Basic	17,294,808	11,282,671
Diluted	17,294,808	12,286,216

The accompanying notes are an integral part of the financial statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,078,307)	$270,815
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	363,345	5,383
Stock-based compensation	312,176	27,711
Income tax benefit	(726,006)	-
Amortization of right-of-use assets	44,919	25,494
Non-cash interest expense	19,319	-
Change in fair value of contingent consideration liability	12,609	-
Changes in operating assets and liabilities:
Accounts receivable	(7,210)	256,268
Prepaid expenses and other current assets	(181,729)	36,476
Contract assets	-	(131,943)
Other assets	-	33,513
Accounts payable	(348,176)	88,567
Contract liabilities	(37,143)	(491,388)
Accrued payroll and related liabilities and other accrued liabilities	699,898	(25,986)
Operating lease liability	(46,615)	(27,232)
Commissions payable	25,793	95,168
Net cash (used in) provided by operating activities	(1,947,127)	162,846

Cash flows from investing activities
Acquisition of property and equipment	(11,773)	(4,612)
Net cash used in investing activities	(11,773)	(4,612)

Cash flows from financing activities
Borrowing under revolving line of credit	-	500,000
Proceeds from issuance of stock	-	495,999
Proceeds from exercise of stock options	26,799	3,550
Net cash provided by financing activities	26,799	999,549

Net (decrease) increase in cash and cash equivalents	(1,932,101)	1,157,783

Cash and cash equivalents, beginning of year	4,931,302	1,858,160
Cash and cash equivalents, end of year	$2,999,201	$3,015,943
Supplemental cash flow Information
Interest paid	$1,002	$-

The accompanying notes are an integral part of the financial statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31, 2022
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2021	$18,882	$31,789,464	$(13,436,963)	$(930,211)	17,441,172
Net loss	-	-	(2,078,307)	-	(2,078,307)
Stock option compensation	-	312,176	-	-	312,176
Issuance of stock from exercise of options	105	26,694	-	-	26,799
Balances at March 31, 2022	$18,987	$32,128,334	$(15,515,270)	$(930,211)	$15,701,840

	Three months ended March 31, 2021
Balances at December 31, 2020	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net income	-	-	270,815	-	270,815
Stock option compensation	-	27,711	-	-	27,711
Stock issued	3,306	492,693	-	-	495,999
Issuance of stock from exercise of options	250	3,300	-	-	3,550
Balances at March 31, 2021	$132,599	$15,243,769	$(12,034,699)	$(930,211)	$2,411,458

The accompanying notes are an integral part of the financial statements

WAVEDANCER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Organization and Business

WaveDancer, Inc. (“WaveDancer”), formerly known as Information Analysis Incorporated (“IAI”), is engaged in providing professional services to U.S. government agencies to modernize information technology services, in selling and supporting third-party software, primarily Adobe products, to U.S. government agencies, and, with our December, 2021 acquisition of Gray Matters, Inc. (“GMI” or “Gray Matters”), in providing a blockchain enabled supply chain management software solution. With the acquisition of GMI, we began implementing a strategy that will expand our offerings well beyond systems modernization services and sales of third-party software. We manage our business as a single operating unit and in one reportable segment.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 12, 2022 (the “Annual Report”), as amended. The accompanying December 31, 2021, balance sheet was derived from the audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The condensed consolidated financial statements as of March 31, 2022 and for the three-month period ended March 31, 2022 include the accounts of WaveDancer and its consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

There have been no changes in the Company’s significant accounting policies as of March 31, 2022, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties, including the effects of COVID-19. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; fair values of financial instruments, intangible assets, and goodwill; useful lives of intangible assets and property and equipment; the valuation of stock-based compensation, the valuation of deferred tax assets and liabilities; and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassification

Beginning with the three months ended March 31, 2022, our condensed consolidated statement of cash flows presents separately the amortization of the right-of-use operating lease asset as a non-cash adjustment from net income and the change in the operating lease liability due to cash payments as a change in operating assets and liabilities. Previously, the net of these amounts was reported as a change in operating assets and liabilities. Amounts on the statement of cash flows for the three months ended March 31, 2021 have been reclassified to conform to the current year presentation.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of March 31, 2022, and December 31, 2021, it has no material uncertain tax positions and no interest or penalties have been accrued.

Concentration of Credit Risk

During the three months ended March 31, 2022, the Company’s prime contracts with U.S. government agencies represented 34.3% of revenue, subcontracts under federal procurements represented 65.1% of revenue, and 0.6% of revenue came from commercial and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. One prime contract represented 27.9% of revenue, and three subcontracts under federal procurements represented 26.9%, 16.0%, and 11.0% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 37.9% of the Company’s revenue in aggregate.

During the three months ended March 31, 2021, the Company’s prime contracts with U.S. government agencies represented 41.1% of revenue, subcontracts under federal procurements represented 57.6% of revenue, and 1.3% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one software sales contract generated 23.6% of our revenue and one professional fee contract generated 10.6% of our revenue. One subcontract under a federal procurement generated 39.8% of our revenue, and all subcontracts under that prime contractor collectively generated 49.4% of our revenue.

The Company sold third-party software and maintenance contracts under agreements with one major supplier, accounting for 30.5% and 27.4% of total revenue during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company’s accounts receivable included receivables from three subcontracts under federal procurements that represented 48.2%, 19.7%, and 10.3% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 67.9% of the Company’s outstanding accounts receivable in aggregate.

As of March 31, 2021, accounts receivable balances related to two professional services subcontracts under one prime contractor for projects at one federal agency collectively represented 91.7% of our outstanding accounts receivable, and which individually represented 72.4% and 19.3%, respectively.

COVID-19 Update

While we have not experienced a significant adverse impact on our business from the pandemic as of March 31, 2022, the extent to which it will impact our business and operations will depend on future developments that are uncertain. We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers.

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

Disaggregation of Revenue from Contracts with Customers

	Three months ended March 31,
	2022		2021
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,912,996	64.0%	$1,966,129	57.5%
Services fixed price over time	51,154	1.7%	16,800	0.5%
Services combination	9,000	0.3%	409,870	12.0%
Services fixed price per unit	93,540	3.1%	46,460	1.4%
Third-party software	863,038	28.7%	920,695	26.9%
Software support & maintenance	49,169	1.6%	16,939	0.5%
Incentive payments	16,615	0.6%	42,687	1.2%
Total revenue	$2,995,512	100.0%	$3,419,580	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized as of March 31, 2022 and December 31, 2021.

Accounts receivable as of March 31, 2022 and December 31, 2021, consist of the following:

	March 31, 2022	December 31, 2021
Billed federal government	$1,625,138	$1,594,473
Unbilled receivables	46,934	70,389
Accounts receivable	$1,672,072	$1,664,862

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. There were no amounts recorded to contract assets as of March 31, 2022 or December 31, 2021. Changes in contract assets balances in the three months ended March 31, 2021, were as follows:

Balance as of December 31, 2020	$210,688
Contract assets added	131,943
Balance as of March 31, 2021	$342,631

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months ended March 31, 2022 and 2021, are as follows:

Balance as of December 31, 2021	$186,835
Contract liabilities added	19,280
Revenue recognized	(56,423)
Balance as of March 31, 2022	$149,692

Balance as of December 31, 2020	$946,884
Contract liabilities added	93,934
Revenue recognized	(585,322)
Balance as of March 31, 2021	$455,496

Revenues recognized during the three months ended March 31, 2022 and 2021, from the balances as of December 31, 2021 and 2020, were $56,423 and $492,494, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets as of March 31, 2022, and December 31, 2021. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in the three months ended March 31, 2022 and 2021, are as follows:

Balance as of December 31, 2021	$154,218
Deferred costs added	2,800
Deferred costs expensed	(55,362)
Balance as of March 31, 2022	$101,656

Balance as of December 31, 2020	$89,068
Deferred costs added	17,406
Deferred costs expensed	(75,223)
Balance as of March 31, 2021	$31,251

Note 3.  Leases

The Company has two significant operating leases, one for its headquarters offices in Fairfax, Virginia and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and have original lease terms ranging from 37 to 67 months and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company does not have any sales-type or direct financing leases.

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

As of March 31, 2022, our two operating leases had a weighted average remaining lease term of 42 months and a weighted average discount rate of 4.5%. Future lease payments under operating leases as of March 31, 2022 were as follows:

Remainder of 2022	$168,042
2023	228,862
2024	174,721
2025	74,804
2026	70,220
Total lease payments	716,649
Less: discount	(64,016)
Present value of lease liabilities	$652,633

The total expense incurred related to its operating leases was $56,414 and $26,122 for the three months ended March 31, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 4.  Fair Value Measurements

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

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$151,231	$-	$-	$151,231
Other liabilities:
Fair value of contingent consideration	$-	$-	$942,609	$942,609

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,600,663	$-	$-	$1,660,663
Other liabilities:
Fair value of contingent consideration	$-	$-	$930,000	$930,000

The following table is a rollforward of the Level 3 fair value measurements.

Fair value of contingent consideration:
December 31, 2021	$930,000
Change in fair value	12,609
March 31, 2022	$942,609

The change in fair value of contingent consideration is included in other income (expense) on the condensed consolidated statement of operations. There were no unrealized gains or losses included in income for the three months ended March 31, 2022.

Note 5.  Acquisitions

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

Gray Matters, Inc.

On December 10, 2021, the Company purchased all the issued and outstanding shares of Gray Matters, Inc. (“GMI” or “Gray Matters”). GMI provides supply chain management software designed to aggregate customer data into a single, interconnected, blockchain secured framework. The purchase price of $11,005,100 comprises the following:

Net cash consideration	$7,240,100
Buyer common stock	1,500,000
Fair value of deferred consideration	1,335,000
Fair value of contingent consideration	930,000
Total	$11,005,100

Common stock consideration consisted of 436,481 shares of WaveDancer common stock valued at $1,500,000 as of the transaction closing date. The deferred consideration of $1,335,000 is the estimated present value as of the closing date of the $1,500,000 cash payment due to the selling shareholder of GMI (the “Seller”) on the second anniversary of the acquisition. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the deferred consideration liability. Accretion of the liability will be recorded as interest expense. For the three months ended March 31, 2022, we recorded $19,319 of interest expense. Contingent consideration has been estimated using a probability weighted average of possible outcomes, discounted to its net present value as of the acquisition date. We identified the set of possible outcomes and assigned probabilities to each by applying management judgment to the assumptions underlying the projections of 2022 revenue and gross profit. Under the terms of the purchase agreement, the Seller is eligible to receive from zero up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the period from the acquisition date through December 31, 2022. We estimated that the outcomes to apply a probability weighting to range from $500,000 to $1,500,000, with an outcome of $1,000,000 given the highest probability weighting. The undiscounted probability weighted outcome was determined to be $1,000,000 and was discounted back to its present value of $930,000 as of December 31, 2021. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the contingent consideration liability. The contingent consideration liability will be remeasured at fair value at the end of each reporting period and reported in the consolidated statements of operations until the liability is settled. We remeasured the contingent consideration liability as of March 31, 2022 and determined the undiscounted probability weighted outcome remains $1,000,000. We have calculated a final adjustment to net working capital due from the Seller, who is now an executive of WaveDancer, in the amount of $58,681 and have reflected that amount in other assets on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

On May 12, 2022, the Company and Seller agreed to extend the settlement dates for the contingent consideration liability and the final adjustment to net working capital to December 10, 2023, which coincides with the due date of the deferred consideration. The deferred consideration and contingent consideration liabilities are classified as other liabilities on the condensed consolidated balance sheets and total $2,296,928 and $2,265,000 as of March 31, 2022 and December 31, 2021.

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

	For the three months ended March 31,
	2022	2021
Revenues	$2,995,512	$4,577,405
Net (loss) income	$(2,078,307)	$(577,394)

Note 6.  Goodwill and Intangible Assets

Information regarding our intangible assets and goodwill is as follows:

	Weighted Average Useful Life (Years)	December 31, 2021	Additions	March 31, 2022
Intangible assets with estimated useful lives
Technology	5.0	$2,900,000	$-	$2,900,000
Customer relationships	6.4	4,950,000	-	4,950,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(201,032)	(349,893)	(550,925)
Sub-total		7,768,968	(349,893)	7,419,075
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$8,048,968	$(349,893)	$7,699,075

Goodwill	Indefinite	$7,585,269	$-	$7,585,269

There was no impairment charge to intangible assets or goodwill for the three months ended March 31, 2022. There were no intangible assets or goodwill recorded as of December 31, 2020 or March 31, 2021.

As of March 31, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2022	$1,049,679
2023	1,399,572
2024	1,369,635
2025	1,359,576
2026	1,326,854
Thereafter	913,759
Total	$7,419,075

Note 7.  Stock-Based Compensation

We have three stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. The 2016 Stock Incentive Plan was adopted in 2016 (“2016 Plan”) and had options granted under it through November 15, 2021. On October 11, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (“2021 Plan”) and on December 2, 2021, our shareholders approved the plan.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Fair values of option awards granted in the three months ended March 31, 2022 and 2021, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three months ended March 31,
	2022			2021
Risk-free interest rate	1.91%	-	2.41%	0.46%	-	0.92%
Dividend yield		0%			0%
Expected term (years)	5.75	-	6.00		5.00
Expected volatility	45.8%	-	46.1%	92.6%	-	93.8%

Determining the assumptions for the expected term and volatility requires management to exercise significant judgement. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility to that of several public company issuers that operate within its market segment. The guideline companies’ volatility was increased by a size adjustment premium to compensate for the difference in size between the guideline companies and the Company in its calculation. The first issuance for which this benchmarking was applied was effective with options granted on March 31, 2021.

There were 912,000 options with grant date fair values totaling $2,074,670 and 145,000 options with grant date fair values totaling $176,900 granted during the three months ended March 31, 2022, and 2021, respectively. There were 105,000 options and no options exercised during the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, there was $2,966,854 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of 11 months.

Total compensation expense related to these plans was $312,176 and $27,711 for the three months ended March 31, 2022, and 2021, respectively and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.  Revolving Line of Credit and Notes Payable

On April 16, 2021, the Company entered into a revolving line of credit with Summit Community Bank (“Summit”) that provides for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the greater of 3.25% or the prime rate as published in The Wall Street Journal, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. The line expired on April 16, 2022. As of March 31, 2022 and December 31 2021, there was no outstanding balance under this line of credit and there were no borrowings or repayments during the three months ended March 31, 2022.

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

Note 9.  Private Offerings of Common Stock

In March 2021, the Company sold 330,666 unregistered shares of its common stock in a private offering at a price of $1.50 per share from which it raised aggregate gross proceeds of $495,999.

On August 26, 2021, the Company sold 1,400,000 units at a price of $2.00 per unit, each unit consisting of one unregistered share of common stock and one warrant exercisable at $3.00 for one share of common stock, in a private offering from which it raised aggregate gross proceeds of $2,800,000. The warrants expire on August 31, 2026. 1,400,000 shares of common stock issuable upon exercise of warrants in connection with the offering have been reserved for issuance. The warrants are classified as equity.

On December 10, 2021, the Company sold 3,289,526 units at a price of $3.04 in a private offering from which it raised $10,000,000 resulting in the issuance of a like number of shares of common stock and Series A warrants exercisable for 657,933 shares of common stock. The warrants are exercisable at a price of $4.50 per share, with the warrants exercisable from January 1, 2023 through December 31, 2026. If the shares underlying the warrants are not registered when the warrants become exercisable, the warrants can be exercised on a cashless basis. The warrants are subject to mandatory exercise if, commencing January 1, 2024, the volume weighted average price per share for 10 consecutive trading days equals or exceeds $12.50. The warrants are classified as equity.

The total offering costs associated with the sales of unregistered shares of common stock in 2021 were not material.

Note 10.  Income Taxes

During the three-month period ended March 31, 2022, the Company’s effective tax rate was 25.89%. The Company records income taxes using an estimated annual effective tax rate for interim reporting.  The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three-month period ended March 31, 2022 were state taxes and permanent items. During the three-month period ended March 31, 2021, the Company’s effective tax rate was 0%. The primary factors contributing to the difference between the statutory tax rate and the effective tax rate for the quarter ended March 31, 2021, is primarily driven by the presence of a full valuation allowance in all jurisdictions.

Note 11.  (Loss) Income Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 778,196 shares from stock options and 530,435 shares from warrants were excluded from diluted shares for the three months ended March 31, 2022. The dilutive effect of outstanding options and warrants is reflected in earnings per share by use of the treasury stock method. No shares were excluded from diluted shares for the three months ended March 31, 2021.

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share:

	2022	2021
Net (loss) income	$(2,078,307)	$270,815
Basic weighted average shares outstanding	17,294,808	11,282,671
Dilutive effect of warrants and/or options	-	1,003,545
Diluted weighted average shares outstanding	17,294,808	12,286,216
Basic (loss)/earnings per share	$(0.12)	$0.02
Diluted (loss)/earnings per share	$(0.12)	$0.02

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”) and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	Our business is subject to risks related to our pending acquisition of Knowmadics, Inc. which is subject to shareholder approval as of the date of this filing.

●	Our business is subject to risks related to our acquisition of Gray Matters, Inc.

●	Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

●	Our business is subject to risks related to the COVID-19 pandemic and the conflict in Ukraine.

●	Our operating history and recent and proposed changes to our business model make it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.

●	We have had operating losses in three of each of the last four years and may not achieve or maintain profitability in the future.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2021 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

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

Through the acquisitions of Tellenger and Gray Matters in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which management viewed as higher margin, including within the SCM sector. In assessing the Company’s repositioning, management observed cybersecurity practices as evolving toward a zero-trust approach, the integration of blockchain as enhancing SCM, and the proliferation of Internet of Things (“IoT”) devices that were taking organizational networks to the edge. With respect to its focus on IoT, on March 18, 2022 the Company agreed to acquire Knowmadics, Inc. (“Knowmadics”). The acquisition remains subject to stockholder approval of share issuances contemplated under the definitive purchase agreement and our obtaining financing to fund the purchase price under the agreement. Additionally, we have been seeking to purchase other technology companies whose businesses complement the Company’s existing business and whose personnel would better enable us to compete for engagements in our focus areas.

To grow organically, we have hired and plan to continue to hire, business development personnel and intend to become more proactive in bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities.

Results of Operations

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Revenue

Total revenue was $2,995,512 for the three months ended March 31, 2022, compared with $3,419,580 in the prior year quarter, a decrease of $424,068, or 12.4%. The decrease consists of: 1) professional services decrease of $372,569 including a decrease of $1,058,515 from Legacy IAI before the Tellenger acquisition, partially offset by $685,949 of revenue generated by the contracts from the Tellenger acquisition; and 2) third-party software sales decrease of $51,499. The decline in revenue for Legacy IAI before the Tellenger acquisition has three main drivers: 1) one contract for which the 2021 first quarter included significant levels of overtime in connection with meeting an accelerated milestone, while in the 2022 quarter we did not devote overtime resources to the project ($556 thousand); 2) one contract that has transitioned to a maintenance phase where in 2021 we had revenues associated with systems conversion ($329 thousand); and 3) one contract that ended in 2021 ($227 thousand).

Gross Profit

Gross profit decreased by $643,585 or 63.1%, to $376,065, in the first quarter of 2022 as compared to the first quarter of 2021. This year over year gross profit decrease comprises the following elements: 1) core professional services business of $269,132; 2) third-party software sales of approximately $26,700; and 3) approximately $347,753 of costs for a contract for which we were unable to recognize revenue during the quarter. The decrease related to our core professional services business was driven primarily by the comparable 2021 period including significant levels of overtime in connection with meeting an accelerated milestone while in the 2022 quarter we did not devote overtime resources to the project. The reduction of gross profit from expiring or reduced contracts in Legacy IAI before the Tellenger acquisition were mostly offset by the addition of gross profits generated by the contracts from the Tellenger acquisition. For the contract for which we did not recognize revenue in the quarter, we anticipate that we will recognize revenue in both the second and third quarters of 2022 that will be directly related to the costs incurred in the first quarter this year.

Selling, General and Administrative Expenses

SG&A expenses have increased significantly since the second half of 2021 when we began to implement the transformative strategy described in the Our Strategy section above and in the Annual Report. The following table shows the major elements of SG&A expenses for the three months ended March 31, 2022 and 2021 and the increases between quarters:

	2022	2021	Increase
Legal and professional fees	$624,763	$78,981	$545,782
Personnel costs	969,388	460,851	508,537
Intangibles amortization	349,893	-	349,893
Stock-based compensation	312,176	27,711	284,465
Governance and investor relations	161,687	33,932	127,755
IT and office expenses	143,019	48,305	94,714
Marketing expenses	49,041	5,155	43,886
All other	104,375	25,315	79,060
	$2,714,342	$680,250	$2,034,092

Acquisition Costs

We incurred expenses totaling $434,702 in the first quarter of 2022 primarily related to the pending acquisition of Knowmadics. These expenses include legal and other fees to conduct due diligence and to negotiate and draft legal documents.

Income (Loss) from Operations

Loss from operations was $2,772,979 in the first quarter of 2022 compared to income from operations of $268,870 in 2021, a difference of $3,041,849. The decrease in income from operations is the result of the decrease in gross profit of $643,585 and the increase in SG&A expenses and acquisition costs totaling $2,398,264, as discussed above.

Liquidity and Capital Resources

As of March 31, 2022, we had $3.0 million of cash on hand consisting of bank deposits and money market funds. Our business is not fixed asset intensive, and we have no commitments for capital expenditures. We have two office leases with lease commitments totaling $0.2 million for the next twelve months and $0.5 million during the remainder of their terms which end in 2024 and 2026. In connection with the acquisition, we are required to pay the seller of Gray Matters (the “Seller”) $1.5 million in December 2023. Also, the Seller is entitled to additional consideration of up to $4 million contingent on the performance of Gray Matters for the year ending December 31, 2022. Our balance sheet as of March 31, 2022 reflects an estimated $1 million for that contingent liability. The settlement of that contingent liability which was originally due by approximately April 30, 2023 has been adjusted, by agreement between the Company and Seller, to December 2023, to coincide with the payment date of the deferred consideration due to the Seller.

To meet our liquidity commitments and continue to execute our strategy for the next twelve months and beyond, assuming we consummate the acquisition of Knowmadics, we intend to use a combination of cash on hand, the ability of Legacy IAI, Gray Matters and Knowmadics to generate cash from operations, and approximately $7.0 million from the approximately $66.5 million we intend to raise in connection with the pending Knowmadics acquisition, of which no assurance can be provided. See “—Impact of Acquisitions and Transformation of Our Business” in our Annual Report for more information on the pending Knowmadics acquisition and the funds we intend to raise in connection therewith.

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

We have no off-balance-sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered securities in the quarter ended March 31, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.         Exhibits

10.1	Stock and Warrant Purchase Agreement dated as of March 18, 2022, by and among, in addition to the Company, the holders of the outstanding shares of common stock and warrants of Knowmadics, Inc., and Knowmadics, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed March 24, 2022
10.2	Executive employment agreement between the Company and Timothy G. Hannon. dated March 22, 2022	Incorporated by reference from the Registrant’s Form 8-K filed March 24, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	XBRL Instance Document	Filed with this Form 10-Q
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.
(Registrant)

Date: May 16, 2022	By:	/s/ G. James Benoit, Jr.
G. James Benoit,
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Timothy G. Hannon
Timothy G. Hannon,
Chief Financial Officer