Form 10-Q
period 2022-06-30
WAVEDANCER, INC.
filed 2022-08-15
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41092

WaveDancer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12015 Lee Jackson Memorial Highway, Suite 210
Fairfax, Virginia	22033
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (703) 383-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WAVD	The NASDAQ Stock Market LLC

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company			☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of August 12, 2022:

Common Stock, $0.001 par value – 19,125,603 shares outstanding

This document is also available through our website at http://ir.wavedancer.com/.

WaveDancer, Inc.	Form 10-Q June 30, 2022

WAVEDANCER, INC.

FORM 10-Q

WaveDancer, Inc.	Form 10-Q June 30, 2022

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$578,982	$4,931,302
Accounts receivable	3,583,136	1,664,862
Prepaid expenses and other current assets	298,179	276,990
Total current assets	4,460,297	6,873,154

Intangible assets, net of accumulated amortization of $900,818 and $201,032	7,349,182	8,048,968
Goodwill	7,585,269	7,585,269
Right-of-use operating lease asset	582,500	672,896
Property and equipment, net of accumulated depreciation and amortization of $374,185 and $347,886	109,990	105,256
Other assets	77,100	77,100
Total assets	$20,164,338	$23,362,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,546,945	$650,499
Accrued payroll and related liabilities	721,927	524,055
Commissions payable	250,227	224,250
Other accrued liabilities	562,428	204,080
Contract liabilities	165,843	186,835
Operating lease liability - current	199,553	192,128
Total current liabilities	3,446,923	1,981,847

Operating lease liability - non-current	405,763	507,120
Deferred income taxes	223,160	1,167,504
Other liabilities	1,374,137	2,265,000
Total liabilities	5,449,983	5,921,471

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 19,039,313 and 18,882,313 shares issued, 17,396,697 and 17,239,697 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	19,039	18,882
Additional paid-in capital	32,666,239	31,789,464
Accumulated deficit	(17,040,712)	(13,436,963)
Treasury stock, 1,642,616 shares at cost	(930,211)	(930,211)
Total stockholders' equity	14,714,355	17,441,172
Total liabilities and stockholders' equity	$20,164,338	$23,362,643

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q June 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended June 30,
	2022	2021
Revenues
Professional fees	$2,844,694	$3,328,274
Software sales	1,472,688	1,403,687
Total revenues	4,317,382	4,731,961

Cost of revenues
Cost of professional fees	1,965,611	2,397,895
Cost of software sales	1,421,990	1,378,138
Total cost of revenues	3,387,601	3,776,033

Gross profit	929,781	955,928

Selling, general and administrative expenses	3,240,388	819,193
Acquisition costs	356,159	82,756
Change in fair value of contingent consideration	(942,609)	-

(Loss) income from operations	(1,724,157)	53,979

Other income (expense):
Interest expense	(19,818)	(15,226)
Other income (expense), net	195	4,404

(Loss) income before provision for income taxes	(1,743,780)	43,157

Income tax benefit	218,338	-

Net (loss) income	$(1,525,442)	$43,157

Comprehensive (loss) income	$(1,525,442)	$43,157

Net (loss) income per common share - basic	$(0.09)	$-
Net (loss) income per common share - diluted	$(0.09)	$-

Weighted average common shares outstanding
Basic	17,376,697	11,980,397
Diluted	17,376,697	12,665,267

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q June 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Six months ended June 30,
	2022	2021
Revenues
Professional fees	$4,911,384	$5,767,533
Software sales	2,401,510	2,384,008
Total revenues	7,312,894	8,151,541

Cost of revenues
Cost of professional fees	3,677,626	3,865,594
Cost of software sales	2,329,422	2,310,369
Total cost of revenues	6,007,048	6,175,963

Gross profit	1,305,846	1,975,578

Selling, general and administrative expenses	5,954,730	1,499,443
Acquisition costs	790,861	153,286
Change in fair value of contingent consideration	(930,000)	-

(Loss) income from operations	(4,509,745)	322,849

Other income (expense):
Interest expense	(39,137)	(16,684)
Other income (expense), net	789	7,807

(Loss) income before provision for income taxes	(4,548,093)	313,972

Income tax benefit	944,344	-

Net (loss) income	$(3,603,749)	$313,972

Comprehensive (loss) income	$(3,603,749)	$313,972

Basic (loss)/earnings per share	$(0.21)	$0.03
Diluted (loss)/earnings per share	$(0.21)	$0.03

Weighted average common shares outstanding
Basic	17,335,979	11,633,464
Diluted	17,335,979	12,305,182

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q June 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(3,603,749)	$313,972
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	726,085	55,973
Stock-based compensation	841,741	139,573
Income tax benefit	(944,344)	-
Amortization of right-of-use assets	90,396	246,215
Non-cash interest expense	39,137	-
Change in fair value of contingent consideration liability	(930,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,918,274)	(43,819)
Prepaid expenses and other current assets	(21,189)	10,997
Contract assets	-	(266,580)
Accounts payable	896,446	359,906
Contract liabilities	(20,992)	(841,000)
Accrued payroll and related liabilities and other accrued liabilities	556,220	80,504
Operating lease liability	(93,932)	(246,319)
Commissions payable	25,977	74,448
Net cash used in operating activities	(4,356,478)	(116,130)

Cash flows from investing activities
Acquisition of property and equipment	(31,033)	(22,454)
Acquisition of Tellenger, net of cash acquired	-	(2,233,884)
Net cash used in investing activities	(31,033)	(2,256,338)

Cash flows from financing activities
Borrowing under revolving line of credit	-	402,306
Short-term borrowing - acquisition	-	150,000
Borrowing under long-term note	-	1,000,000
Repayments of long-term note	-	(83,333)
Proceeds from issuance of stock	-	494,554
Proceeds from exercise of stock options	35,191	83,545
Net cash provided by financing activities	35,191	2,047,072

Net decrease in cash and cash equivalents	(4,352,320)	(325,396)

Cash and cash equivalents, beginning of year	4,931,302	1,858,160
Cash and cash equivalents, end of year	$578,982	$1,532,764

Supplemental cash flow Information
Interest paid	$1,002	$11,422
Non-cash investing and financing activities
Value of common stock issued in connection with the acquisition of Tellenger	$-	$200,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q June 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30, 2022
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2021	$18,882	$31,789,464	$(13,436,963)	$(930,211)	17,441,172
Net loss	-	-	(2,078,307)	-	(2,078,307)
Stock option compensation	-	312,176	-	-	312,176
Issuance of stock from exercise of options	105	26,694	-	-	26,799
Balances at March 31, 2022	18,987	32,128,334	(15,515,270)	(930,211)	15,701,840
Net loss	-	-	(1,525,442)	-	(1,525,442)
Stock option compensation	-	529,565	-	-	529,565
Issuance of stock from exercise of options	52	8,340	-	-	8,392
Balances at June 30, 2022	$19,039	$32,666,239	$(17,040,712)	$(930,211)	$14,714,355

	Six months ended June 30, 2021
Balances at December 31, 2020	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net income	-	-	270,815	-	270,815
Stock option compensation	-	27,711	-	-	27,711
Stock issued	3,306	492,693	-	-	495,999
Issuance of stock from exercise of options	250	3,300	-	-	3,550
Balances at March 31, 2021	132,599	15,243,769	(12,034,699)	(930,211)	2,411,458
Net income	-	-	43,157	-	43,157
Stock option compensation	-	111,862	-	-	111,862
Stock issued	683	197,872	-	-	198,555
Issuance of stock from exercise of options	3,600	76,395	-	-	79,995
Balances at June 30, 2021	$136,882	$15,629,898	$(11,991,542)	$(930,211)	$2,845,027

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q June 30, 2022

WAVEDANCER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Business

WaveDancer, Inc. (“WaveDancer”), formerly known as Information Analysis Incorporated (“IAI”), is engaged in providing professional services to U.S. government agencies to modernize information technology services, in selling and supporting third-party software, primarily Adobe products, to U.S. government agencies, and, with our December, 2021 acquisition of Gray Matters, Inc. (“GMI” or “Gray Matters”), in providing a blockchain enabled supply chain management software solution. With the acquisition of GMI, we began implementing a strategy to expand our offerings well beyond systems modernization services and sales of third-party software. We manage our business as a single operating unit and in one reportable segment.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. On June 30, 2022, the Company had working capital of approximately $1.0 million, including cash and cash equivalents of $0.6 million, generated operating losses in 2022 and at June 30, 2022 had an accumulated deficit of $17.0 million. The Company intends to continue to pursue organic growth in revenue and profitability, and, at least in the near term, growth via acquisition. To implement this strategy, we have hired staff and implemented processes that are needed to identify, execute, and integrate acquisitions, and manage the Company post-acquisition. In addition, Gray Matters is an early-stage company that has required investments in sales, marketing, and engineering. While we intend to prioritize acquisition targets that are immediately accretive to operating cash flow, the Company will require additional capital to support its strategy. As discussed in Note 12 below, in August, 2022 the Company sold 1,562,506 unregistered shares of its common stock in a private offering at a price of $1.20 per share from which it raised aggregate gross proceeds of $1,875,000 and on July 8, 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC, by which it intends to raise additional capital thhrough an equity line of credit. Management believes that these actions will enable the Company to continue as a going concern through at least 12 months from the date these unaudited condensed consolidated financial statements are available to be issued.

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

The condensed consolidated financial statements as of June 30, 2022, and for the six-month period ended June 30, 2022 include the accounts of WaveDancer and its consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

There have been no changes in the Company’s significant accounting policies as of June 30, 2022, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties, including the effects of COVID-19. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; fair values of financial instruments, intangible assets, and goodwill; useful lives of intangible assets and property and equipment; the valuation of stock-based compensation, the valuation of deferred tax assets and liabilities; and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassification

Beginning with the three months ended March 31, 2022, our condensed consolidated statement of cash flows presents separately the amortization of the right-of-use operating lease asset as a non-cash adjustment from net income and the change in the operating lease liability due to cash payments as a change in operating assets and liabilities. Previously, the net of these amounts was reported as a change in operating assets and liabilities. Amounts on the condensed consolidated statement of cash flows for the six months ended June 30, 2021, have been reclassified to conform to the current year presentation.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of June 30, 2022, and December 31, 2021, it has no material uncertain tax positions and no interest or penalties have been accrued.

Concentration of Credit Risk

During the three months ended June 30, 2022, the Company’s prime contracts with U.S. government agencies represented 43.3% of revenue, subcontracts under federal procurements represented 52.7% of revenue and 81.3% of gross profit, and 4.0% of revenue came from commercial and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Two prime contracts with U.S. government agencies represented 24.8% and 13.1% of revenue, respectively, and two subcontracts under federal procurements represented 22.3%, and 12.2% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 29.8% of the Company’s revenue and 50.5% of the Company’s gross profit in aggregate.

During the three months ended June 30, 2021, the Company’s prime contracts with U.S. government agencies represented 27.0% of revenue, subcontracts under federal procurements represented 69.0% of revenue and 95.0% of gross profit, and 4.0% of revenue came from commercial and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Within this group of prime contracts with U.S. government agencies, one software sales contract generated 19.1% of the Company’s revenue. Two subcontracts under federal procurements generated 28.8% and 10.5% of the Company’s revenue, respectively, and all subcontracts under one of those prime contractors collectively generated 37.0% of the Company’s revenue and 70.0% of its gross profit.

During the six months ended June 30, 2022, the Company’s prime contracts with U.S. government agencies represented 39.6% of revenue, subcontracts under federal procurements represented 57.8% of revenue, and 2.6% of revenue came from commercial and local government contracts. Two prime contracts with U.S. government agencies represented 14.6% and 11.4% of revenue, respectively, and two subcontracts under federal procurements represented 24.2%, and 13.8% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 33.1% of the Company’s revenue and 65.8% of the Company’s gross profit in aggregate.

During the six months ended June 30, 2021, the Company’s prime contracts with U.S. government agencies represented 32.9% of revenue, subcontracts under federal procurements represented 64.2% of revenue, and 2.9% of revenue came from commercial and local government contracts. One prime contract with a U.S. government agency represented 11.1% of revenue and one subcontract under a federal procurement represented 33.4% of revenue. Revenue from one prime contractor under which the Company has multiple subcontracts represented 42.2% of the Company’s revenue and 66.5% of the Company’s gross profit in aggregate.

The Company sold third-party software and maintenance contracts under agreements with one major supplier, accounting for 34.1% and 79.9% of total revenue during the three months ended June 30, 2022 and 2021, respectively, and 32.6% and 28.7% of total revenue during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company’s accounts receivable included receivables from two prime contracts with U.S. government agencies that represented 29.8% and 14.0% of the Company’s outstanding accounts receivable, respectively, and one subcontract under a federal procurement that represented 26.9% of the Company’s outstanding accounts receivable. Receivables from one prime contractor under which the Company has multiple subcontracts represented 32.8% of the Company’s outstanding accounts receivable in aggregate.

As of June 30, 2021, the Company’s accounts receivable balances related to two subcontracts under federal procurements represented 17.2% and 13.0% of the Company’s outstanding accounts receivable, respectively, and additional receivables from one prime contractor under which the Company has multiple subcontracts represented 52.7% of the Company’s outstanding accounts receivable in aggregate.

WaveDancer, Inc.	Form 10-Q June 30, 2022

COVID-19 Update

While we have not experienced a significant adverse impact on our business from the pandemic as of June 30, 2022, the extent to which it will impact our business and operations will depend on future developments that are uncertain. We continue to monitor the impact of the COVID-19 pandemic on our customers, partners, employees and service providers.

Note 2.	Revenue from Contracts with Customers

Nature of Products and Services

We generate revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, sales of third-party support and maintenance contracts based on those software products, and incentive payments received from third-party software suppliers for facilitating sales directly between that supplier and a customer introduced by the Company. In addition, with the GMI acquisition, we expanded our offerings to include licensing and implementation services for proprietary blockchain-based SCM software. We sell through our direct relationships with end customers and under subcontractor arrangements.

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

WaveDancer, Inc.	Form 10-Q June 30, 2022

Disaggregation of Revenue from Contracts with Customers

	Three months ended June 30,
	2022		2021
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$2,153,537	49.9%	$2,847,962	60.2%
Services fixed price over time	51,154	1.2%	416,751	8.8%
Firm fixed price	566,862	13.1%	-	-
Services combination	21,080	0.5%	49,401	1.1%
Services fixed price per unit	52,061	1.2%	14,160	0.3%
Third-party software	1,423,770	33.0%	1,317,514	27.8%
Software support & maintenance	48,918	1.1%	85,336	1.8%
Incentive payments	-	0.0%	837	0.0%
Total revenue	$4,317,382	100.0%	$4,731,961	100.0%

	Six months ended June 30,
	2022		2021
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$4,066,533	55.6%	$4,814,091	59.1%
Services fixed price over time	102,308	1.4%	433,551	5.3%
Firm fixed price	566,862	7.8%	-	-
Services combination	30,080	0.4%	459,271	5.6%
Services fixed price per unit	145,601	2.0%	60,620	0.7%
Third-party software	2,286,808	31.3%	2,238,209	27.5%
Software support & maintenance	98,087	1.3%	102,275	1.3%
Incentive payments	16,615	0.2%	43,524	0.5%
Total revenue	$7,312,894	100.0%	$8,151,541	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized as of June 30, 2022 and December 31, 2021.

Accounts receivable as of June 30, 2022 and December 31, 2021, consist of the following:

	June 30, 2022	December 31, 2021
Billed federal government	$3,560,883	$1,594,473
Billed commercial	22,253	-
Unbilled receivables	-	70,389
Accounts receivable	$3,583,136	$1,664,862

WaveDancer, Inc.	Form 10-Q June 30, 2022

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. There were no amounts recorded to contract assets as of June 30, 2022 or December 31, 2021. Changes in contract assets balances in the six months ended June 30, 2021, were as follows:

Balance as of December 31, 2020	$210,688
Contract assets added	131,923
Balance as of March 31, 2021	342,611
Contract assets added	134,657
Balance as of June 30, 2021	$477,268

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months and six months ended June 30, 2022 and 2021, are as follows:

Balance as of December 31, 2021	$186,835
Contract liabilities added	19,280
Revenue recognized	(56,423)
Balance as of March 31, 2022	149,692
Contract liabilities added	87,612
Revenue recognized	(71,461)
Balance as of June 30, 2022	$165,843

Balance as of December 31, 2020	$946,884
Contract liabilities added	93,934
Revenue recognized	(585,322)
Balance as of March 31, 2021	455,496
Contract liabilities added	4,815
Revenue recognized	(354,427)
Balance as of June 30, 2021	$105,884

Revenues recognized during the three months ended June 30, 2022 and 2021, from the balances as of December 31, 2021 and 2020, were $55,168 and $352,969, respectively. Revenues recognized during the six months ended June 30, 2022 and 2021, from the balances as of December 31, 2021 and 2020, were $111,591 and $845,463, respectively.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets as of June 30, 2022 and December 31, 2021. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in the three and six months ended June 30, 2022 and 2021, are as follows:

Balance as of December 31, 2021	$154,218
Deferred costs added	2,800
Deferred costs expensed	(55,362)
Balance as of March 31, 2022	101,656
Deferred costs expensed	(53,434)
Balance as of June 30, 2022	$48,222

Balance as of December 31, 2020	$89,068
Deferred costs added	17,406
Deferred costs expensed	(75,223)
Balance as of March 31, 2021	31,251
Deferred costs added	11,188
Deferred costs expensed	(16,681)
Balance as of June 30, 2021	$25,758

Note 3.	Leases

The Company has two significant operating leases, one for its headquarters offices in Fairfax, Virginia and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and have original lease terms ranging from 37 to 67 months and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company does not have any sales-type or direct financing leases.

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

As of June 30, 2022, our two operating leases had a weighted average remaining lease term of 40 months and a weighted average discount rate of 5.0%. Future lease payments under operating leases as of June 30, 2022, were as follows:

Remainder of 2022	$112,643
2023	228,862
2024	174,721
2025	74,804
2026	70,220
Total lease payments	661,250
Less: discount	(55,934)
Present value of lease liabilities	$605,316

WaveDancer, Inc.	Form 10-Q June 30, 2022

The total expense incurred related to its operating leases was $54,460 and $26,122 for the three months ended June 30, 2022 and 2021, respectively, and $110,720 and $52,244 for the six months ended June 30, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$51,413	$-	$-	$51,413
Other liabilities:
Fair value of contingent consideration	$-	$-	$-	$-

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,600,663	$-	$-	$1,660,663
Other liabilities:
Fair value of contingent consideration	$-	$-	$930,000	$930,000

The following table is a roll-forward of the Level 3 fair value measurements.

Fair value of contingent consideration:
December 31, 2021	$930,000
Change in fair value	12,609
March 31, 2022	942,609
Change in fair value	(942,609)
June 30, 2022	$-

There were no unrealized gains or losses included in income for the three or six months ended June 30, 2022.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Note 5.	Acquisitions

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

Gray Matters, Inc.

On December 10, 2021, the Company purchased all the issued and outstanding shares of Gray Matters. Gray Matters provides supply chain management software designed to aggregate customer data into a single, interconnected, blockchain secured framework. The purchase price of $11,005,100 comprises the following:

Net cash consideration	$7,240,100
Buyer common stock	1,500,000
Fair value of deferred consideration	1,335,000
Fair value of contingent consideration	930,000
Total	$11,005,100

Common stock consideration consisted of 436,481 shares of WaveDancer common stock valued at $1,500,000 as of the transaction closing date. The deferred consideration of $1,335,000 is the estimated present value as of the closing date of the $1,500,000 cash payment due to the selling shareholder of GMI (the “Seller”) on the second anniversary of the acquisition. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the deferred consideration liability. Accretion of the liability will be recorded as interest expense. For the six months ended June 30, 2022, we recorded $19,319 of interest expense.

Contingent consideration was estimated as of the acquisition date using a probability weighted average of possible outcomes, discounted to its net present value as of the acquisition date. We identified the set of possible outcomes and assigned probabilities to each by applying management judgment to the assumptions underlying the projections of 2022 revenue and gross profit. Under the terms of the purchase agreement, the Seller is eligible to receive from zero up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the period from the acquisition date through December 31, 2022. We estimated that the outcomes to apply a probability weighting to range from $500,000 to $1,500,000, with an outcome of $1,000,000 given the highest probability weighting. The undiscounted probability weighted outcome was determined to be $1,000,000 and was discounted back to its present value of $930,000 as of December 31, 2021. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the contingent consideration liability. The contingent consideration liability will be remeasured at fair value at the end of each reporting period and reported in the consolidated statements of operations until the liability is settled.

WaveDancer, Inc.	Form 10-Q June 30, 2022

We remeasured the contingent consideration liability as of June 30, 2022 and determined that the undiscounted probability weighted outcome had decreased to zero and we reduced the liability amount accordingly and recognized $942,609 of income, as shown in Note 4.

The deferred consideration liability is included in other liabilities on the condensed consolidated balance sheets and totals $1,374,137 and $1,335,000 as of June 30, 2022 and December 31, 2021, respectively.

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

Supplemental Combined Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented as if the acquisitions of both Tellenger and Gray Matters had been completed on January 1, 2021. The pro forma information includes adjustments to amortization expense for the intangible assets acquired.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions of both Tellenger and Gray Matters occurred on January 1, 2021, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three months ended June 30,		Six months ended June 30,

	2022	2021	2022	2021
Revenues	$4,317,382	$4,800,099	$7,312,894	$9,377,504
Net loss	$(1,525,442)	$(748,862)	$(3,603,749)	$(1,326,256)

WaveDancer, Inc.	Form 10-Q June 30, 2022

Note 6.	Goodwill and Intangible Assets

Information regarding our intangible assets and goodwill is as follows:

	Weighted Average Useful Life (Years)	December 31, 2021	Additions	June 30, 2022
Intangible assets with estimated useful lives
Technology	5.0	$2,900,000	$-	$2,900,000
Customer relationships	6.4	4,950,000	-	4,950,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(201,032)	(699,786)	(900,818)
Sub-total		7,768,968	(699,786)	7,069,182
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$8,048,968	$(699,786)	$7,349,182

Goodwill	Indefinite	$7,585,269	$-	$7,585,269

There was no impairment charge to intangible assets or goodwill for the six months ended June 30, 2022 or 2021.

As of June 30, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2022	$699,786
2023	1,399,572
2024	1,369,635
2025	1,359,576
2026	1,326,854
Thereafter	913,759
Total	$7,069,182

Note 7.	Stock-Based Compensation

We have three stock-based compensation plans. The 2006 Stock Incentive Plan was adopted in 2006 (“2006 Plan”) and had options granted under it through April 12, 2016. The 2016 Stock Incentive Plan was adopted in 2016 (“2016 Plan”) and had options granted under it through November 15, 2021. On October 11, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (“2021 Plan”) and on December 2, 2021, our shareholders approved the 2021 Plan.

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. There were no option awards granted in the three months ended June 30, 2022. Fair values of option awards granted in the three months ended June 30, 2021 and the six months ended June 30, 2022 and 2021, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three months ended June 30,				Six Months ended June 30,
	2022	2021			2022			2021
Risk-free interest rate	n/a	0.77%	-	0.87%	1.91%	-	2.41%	0.46%	-	0.92%
Dividend yield	n/a		0%			0%			0%
Expected term (years)	n/a		5.00		5.75	-	6.00		5.00
Expected volatility	n/a	47.1%	-	47.7%	45.8%	-	46.1%	47.1%	-	92.6%

WaveDancer, Inc.	Form 10-Q June 30, 2022

Determining the assumptions for the expected term and volatility requires management to exercise significant judgment. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility to that of several public company issuers that operate within its market segment. The guideline companies’ volatility was increased by a size adjustment premium to compensate for the difference in size between the guideline companies and the Company in its calculation.

There were no option awards granted in the three months ended June 30, 2022, and 127,500 options with grant date fair values totaling $152,150 were granted during the three months ended June 30, 2021. There were 912,000 options with grant date fair values totaling $2,074,670, and 272,500 options with grant date fair values totaling $329,050 granted during the six months ended June 30, 2022 and 2021, respectively. There were 52,000 and 360,000 options exercised during the three months ended June 30, 2022 and 2021, respectively. There were 157,000 options and 385,000 options exercised during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $2,433,633 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 10 months.

Total compensation expense related to these plans was $529,565 and $111,862 for the three months ended June 30, 2022 and 2021, respectively, and $841,741 and $139,573 for the six months ended June 30, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.	Revolving Line of Credit and Notes Payable

On April 16, 2021, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the greater of 3.25% or the prime rate as published in The Wall Street Journal, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. The line expired on April 16, 2022. As of March 31, 2022 and December 31 2021, there was no outstanding balance under this line of credit and there were no borrowings or repayments during the six months ended June 30, 2022.

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

WaveDancer, Inc.	Form 10-Q June 30, 2022

The total offering costs associated with the sales of unregistered shares of common stock in 2021 were not material.

Note 10.	Income Taxes

During the three- and six-month periods ended June 30, 2022, the Company’s effective tax rate was 12.52% and 20.76%, respectively. The Company records income taxes using an estimated annual effective tax rate for interim reporting.  The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three- and six-month periods ended June 30, 2022 were state taxes, changes in valuation allowance, and permanent items. A partial valuation allowance was recorded as a discrete item during the three-month period ended June 30, 2022 decreasing the tax benefit by $303. During the three- and six-month periods ended June 30, 2021, the Company’s effective tax rate was 0%. The primary factors contributing to the difference between the statutory tax rate and the effective tax rate for the three- and six-month periods ended June 30, 2021, is primarily driven by the presence of a full valuation allowance in all jurisdictions.

Note 11.	(Loss) Income Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 711,537 shares from stock options and 146,269 shares from warrants were excluded from diluted shares for the three months ended June 30, 2022, and the antidilutive effect of 713,035 shares from stock options and 239,779 shares from warrants were excluded from diluted shares for the six months ended June 30, 2022. The dilutive effect of outstanding options and warrants is reflected in earnings per share by use of the treasury stock method. No shares were excluded from diluted shares for the three- and six-month periods ended June 30, 2021.

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(1,525,442)	$43,157	$(3,603,749)	$313,972
Basic weighted average shares outstanding	17,376,697	11,980,397	17,335,979	11,633,464
Dilutive effect of warrants and/or options	-	684,870	-	671,718
Diluted weighted average shares outstanding	17,376,697	12,665,267	17,335,979	12,305,182
Basic (loss)/earnings per share	$(0.09)	$0.00	$(0.21)	$0.03
Diluted (loss)/earnings per share	$(0.09)	$0.00	$(0.21)	$0.03

Note 12.	Subsequent Events

Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (the “B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 4,500,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement.

Private Offering of Common Stock

During August, 2022 the Company sold 1,562,506 unregistered shares of its common stock in a private offering at a price of $1.20 per share from which it raised aggregate gross proceeds of $1,875,000.

WaveDancer, Inc.	Form 10-Q June 30, 2022

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	Our ability to successfully execute our business plan and necessary transition activities following the acquisition of Gray Matters, Inc.
●	Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
●	Our business is subject to risks related to the COVID-19 pandemic and the conflict in Ukraine.
●	Our operating history and recent and proposed changes to our business model make it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
●	We have had operating losses in three of each of the last four years and may not achieve or maintain profitability in the future.
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

●	Our Gray Matters business currently has one key customer and since our acquisition of GMI in December 2022, there have been delays in the timing of revenue recognition vs our initial expectations. Continued delays in recognizing revenue for GMI could have an adverse impact on the carrying value of the intangible assets and goodwill that was recorded in connection with the acquisition of GMI.
●	Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us.
●	Our use of open-source software in our products and subscriptions could negatively affect our ability to sell our products and subscriptions and subject us to possible litigation.
●	We are dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.
●

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

●	Failure to comply with governmental laws and regulations could harm our business.
●	We are subject to risks associated with our strategic investments, and impairments in the value of our investments could negatively impact our financial results.

WaveDancer, Inc.	Form 10-Q June 30, 2022

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

WaveDancer, Inc.	Form 10-Q June 30, 2022

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

Results of Operations – Three Months Ended June 30, 2022 and 2021

Revenue

Total revenue was $4,317,382 for the three months ended June 30, 2022, compared with $4,731,961 in the prior year quarter, a decrease of $414,579, or 8.8%. The decrease consists of: 1) professional services fees decrease of $483,580 including a decrease of $1,050,442 from our core professional services business, partially offset by $566,862 of revenue generated by the contracts from the Gray Matters acquisition; and 2) third-party software sales increase of $69,001. The decline in services revenue from our core professional services business has two major declining items: 1) one contract for which the 2021 first quarter included significant levels of overtime in connection with meeting an accelerated milestone, while in the 2022 quarter we did not devote overtime resources to the project ($397 thousand); and 2) one contract that ended in 2021($336 thousand).

Gross Profit

Gross profit decreased by $26,147 or 2.7%, to $929,781 for the three months ended June 30, 2022 as compared to $955,928 in the prior year quarter. The decrease in gross profit includes the following: 1) a decrease in professional services business from our core professional services business ($106 thousand); 2) an increase in margin on third-party software sales ($25 thousand); and 3) increased margin from our Gray Matters acquisition ($54 thousand). The decrease from our core professional services business of $106 thousand represents approximately 10% of the $1,050,442 revenue decline, reflecting the relatively higher margins on the business we retained in 2022 vs. 2021.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses have increased significantly since the second half of 2021 when we began to implement our transformative strategy described in the Our Strategy section above and in our Annual Report. The following table shows the major elements of SG&A expenses for the three months ended June 30, 2022 and 2021 and the increases between periods:

	Three Months Ended June 30,
	2022	2021	Increase
Personnel costs	$1,330,358	$463,009	$867,349
Legal and professional fees	501,652	14,363	487,289
Intangibles amortization	349,893	43,851	306,042
Stock-based compensation	529,565	111,862	417,703
Governance and investor relations	117,417	58,613	58,804
IT and office expenses	69,213	24,595	44,618
Marketing expenses	107,747	4,722	103,025
All other	234,543	98,178	136,365
	$3,240,388	$819,193	$2,421,195

Acquisition Costs

We incurred acquisition expenses totaling $356,159 in 2022 as compared to $82,756 in 2021. The current quarter expenses were incurred in connection with the terminated acquisition of Knowmadics. These expenses include fees for legal, tax and audit professional services as well as other costs to conduct due diligence and finalize a transaction.

Change in Fair Value of Contingent Consideration

Under the terms of the Gray Matters purchase agreement, the Seller is eligible to receive up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the period from the acquisition date through December 31, 2022. In the purchase accounting for GMI, we recorded a contingent liability of $930 thousand based on our estimate for GMI’s performance in 2022. Since that initial estimate, there have been delays in the timing of revenue recognition that have pushed a material amount of the projected revenue and related gross profit outside of the one-year measurement period of the Seller's earnout provision. We do not believe that these delays adversely affect the longer-term prospects for the GMI business. The result of writing down the contingent liability has been the recognition of non-cash operating income of $942,609, as noted in Note 4. The additional $12,609 is additional expense recorded in the first quarter of 2021 driven by the impact of discounting the estimated gross liability to its present value as of March 31, 2022 versus December 31, 2021.

(Loss) Income from Operations

Loss from operations was $1,724,157 in the second quarter of 2022 compared to income from operations of $53,979 in 2021, a decrease of $1,778,135. The decrease in income from operations is the result of the decrease in gross profit of $26,147 and the increase in SG&A expenses and acquisition costs totaling $694,598, partially offset by the income from the change in fair value of contingent consideration recorded in connection with the Gray Matters acquisition of $942,609, all as discussed above.

Results of Operations – Six Months Ended June 30, 2022 and 2021

Revenue

Total revenue was $7,312,984 for the six months ended June 30, 2022, as compared to $8,151,541 in the comparable period in 2021, a decrease of $838,647, or 10.3%. The decrease includes 1) professional services fees net decrease of $856,149 including a net decrease of $1,423,011 from our core professional services business, partially offset by $566,862 of revenue generated from the Gray Matters acquisition; and 2) third-party software sales increase of $17,502. The decline in services revenue from our core professional services business has three major declining items: 1) one contract for which the 2021 first quarter included significant levels of overtime in connection with meeting an accelerated milestone, while in the 2022 quarter we did not devote overtime resources to the project ($953 thousand); 2) one contract that has transitioned to a maintenance phase where in 2021 we had revenues associated with systems conversion ($332 thousand); and 3) one contract that ended in 2021 ($563 thousand). These declining items were partially offset by increased revenues from having a full six months of the Tellenger acquisition in 2022 versus just over 3 months in 2021 ($421 thousand).

Gross Profit

Gross profit was $1,305,846 for the six months ended June 30, 2022, as compared to $1,975,578 in the comparable period in 2021, a decrease of $669,732 or 33.9%. Of this $669,732 decrease, $643,585 was generated in the first quarter and $26,147 in the second quarter. The decrease includes 1) professional services net gross profit decrease of $668,180 including a net decrease of $374,801 from our core professional services business and an additional negative gross profit of by $293,380 attributable to the Gray Matters acquisition; and 2) third-party software sales decrease of $1,551. The decline in services revenue from our core professional services business includes two major declining items: 1) one contract for which the 2021 first quarter included significant levels of overtime in connection with meeting an accelerated milestone, while in the 2022 quarter we did not devote overtime resources to the project ($414 thousand); and 2) one contract that has transitioned to a maintenance phase where in 2021 we had revenues associated with systems conversion ($220 thousand). These declining items were partially offset by increased gross profit from having a full six months of the Tellenger acquisition in 2022 versus just over three months in 2021 ($269 thousand).

WaveDancer, Inc.	Form 10-Q June 30, 2022

Selling, General and Administrative Expenses

SG&A expenses have increased significantly since the second half of 2021 when we began to implement our transformative strategy described in the Our Strategy section above and in our Annual Report. The following table shows the major elements of SG&A expenses for the six months ended June 30, 2022 and 2021 and the increases between periods:

	Year to Date
	2022	2021	Increase
Personnel costs	$2,277,441	$904,524	$1,372,917
Legal and professional fees	1,006,415	93,344	913,071
Intangibles amortization	699,786	43,851	655,935
Stock-based compensation	841,741	139,573	702,168
Governance and investor relations	279,104	92,545	186,559
IT and office expenses	145,737	46,664	99,073
Marketing expenses	156,788	9,876	146,912
All other	547,718	169,066	378,652
	$5,954,730	$1,499,443	$4,455,287

Acquisition Costs

We incurred acquisition expenses totaling $790,861 for the six months ended June 30, 2022 as compared to $153,286 for the six months ended June 30, 2021. The current year expenses were incurred in connection with the terminated acquisition of Knowmadics. These expenses include fees for legal, tax and audit professional services as well as other costs to conduct due diligence and finalize a transaction.

Change in Fair Value of Contingent Consideration

Under the terms of the Gray Matters purchase agreement, the Seller is eligible to receive up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the period from the acquisition date through December 31, 2022. In the purchase accounting for GMI we recorded a contingent liability of $930,000 based on our estimate for GMI’s performance in 2022. Since that initial estimate there have been delays in the timing of revenue recognition that have pushed a material amount of the projected revenue and related gross profit outside of the one-year measurement period of the Seller's earnout provision. We do not believe that these delays adversely affect the longer-term prospects for the GMI business. The result of writing down the contingent liability has been the recognition of non-cash operating income of $930,000 as noted in Note 4.

(Loss) Income from Operations

Loss from operations was $4,509,745 for the six months ended June 30, 2022 compared to income from operations of $322,849 for the six months ended June 30, 2021, a decrease of $4,832,594. The decrease in income from operations is the result of the decrease in gross profit of $669,732 and the increase in SG&A expenses and acquisition costs totaling $5,032,862, partially offset by the income from the change in fair value of contingent consideration recorded in connection with the Gray Matters acquisition of $930,000, all as discussed above.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Liquidity and Capital Resources

On June 30, 2022, the Company had working capital of approximately $1.0 million, including cash and cash equivalents of $0.6 million, generated operating losses in 2022 and at June 30, 2022 had an accumulated deficit of $17.0 million. The Company intends to continue to pursue growth in revenue and profitability, at least in the near term, via acquisition. To implement this strategy, we have hired staff and implemented processes that are needed to identify, execute, and integrate acquisitions, and manage the Company post-acquisition. In addition, Gray Matters is an early-stage company that has required investments in sales, marketing, and engineering. While we intend to prioritize acquisition targets that are immediately accretive to operating cash flow, the Company will require additional capital to support its strategy. During August, 2022 the Company sold 1,562,506 unregistered shares of its common stock in a private offering at a price of $1.20 per share from which it raised aggregate gross proceeds of $1,875,000 and on July 8, 2022 the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC, by which it intends to raise additional capital through an equity line of credit. Based on our current cash position and operating plan, along with our capital raising efforts, we anticipate that we will be able to meet our cash requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q.

We have no off-balance-sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WaveDancer, Inc.	Form 10-Q June 30, 2022

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered securities in the quarter ended June 30, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

WaveDancer, Inc.	Form 10-Q June 30, 2022

Item 6.	Exhibits

10.1

Stock and Warrant Purchase Agreement dated as of March 18, 2022, by and among, in addition to the Company, the holders of the outstanding shares of common stock and warrants of Knowmadics, Inc., and Knowmadics, Inc.

Incorporated by reference from the Registrant’s Form 8-K filed March 24, 2022

10.2	Executive employment agreement between the Company and Timothy G. Hannon. dated March 22, 2022	Incorporated by reference from the Registrant’s Form 8-K filed March 24, 2022

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	XBRL Instance Document	Filed with this Form 10-Q
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WaveDancer, Inc.	Form 10-Q June 30, 2022

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.
(Registrant)

Date:	August 15, 2022	By:	/s/ G. James Benoit, Jr.
G. James Benoit, Jr.
Chief Executive Officer

Date:	August 15, 2022	By:	/s/ Timothy G. Hannon
Timothy G. Hannon
Chief Financial Officer