Form 10-Q
period 2022-09-30
WAVEDANCER, INC.
filed 2022-11-21
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of November 7, 2022:

Common Stock, $0.001 par value – 19,165,548 shares outstanding

This document is also available through our website at http://ir.wavedancer.com/.

WaveDancer, Inc.	Form 10-Q September 30, 2022

WAVEDANCER, INC.

FORM 10-Q

WaveDancer, Inc.	Form 10-Q September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,521,651	$4,931,302
Accounts receivable	1,532,174	1,664,862
Prepaid expenses and other current assets	302,443	276,990
Total current assets	3,356,268	6,873,154

Intangible assets, net of accumulated amortization of $1,250,711 and $201,032	6,999,289	8,048,968
Goodwill	5,330,645	7,585,269
Right-of-use operating lease asset	536,455	672,896
Property and equipment, net of accumulated depreciation and amortization of $381,473 and $347,886	305,729	105,256
Other assets	79,305	77,100
Total assets	$16,607,691	$23,362,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$227,560	$650,499
Accrued payroll and related liabilities	701,652	524,055
Commissions payable	225,096	224,250
Other accrued liabilities	680,269	204,080
Contract liabilities	37,686	186,835
Operating lease liability - current	203,342	192,128
Total current liabilities	2,075,605	1,981,847

Operating lease liability - non-current	353,486	507,120
Deferred tax liabilities, net	154,252	1,167,504
Other liabilities	1,394,467	2,265,000
Total liabilities	3,977,810	5,921,471

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 20,808,654 and 18,882,313 shares issued, 19,135,603 and 17,239,697 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	20,809	18,882
Additional paid-in capital	35,315,514	31,789,464
Accumulated deficit	(21,741,231)	(13,436,963)
Treasury stock, 1,673,051 and 1,642,616 shares at cost, as of September 30, 2022 and December 31, 2021, respectively	(965,211)	(930,211)
Total stockholders' equity	12,629,881	17,441,172
Total liabilities and stockholders' equity	$16,607,691	$23,362,643

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q September 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,
	2022	2021
Revenues
Professional fees	$2,114,012	$2,798,105
Software sales	192,367	1,501,820
Total revenues	2,306,379	4,299,925

Cost of revenues
Cost of professional fees	1,724,040	1,832,812
Cost of software sales	100,717	1,488,238
Total cost of revenues, excluding depreciation and amortization	1,824,757	3,321,050

Gross profit	481,622	978,875

Selling, general and administrative expenses	2,926,243	1,023,897
Acquisition costs	38,617	39,245
Goodwill impairment	2,254,624	-

Loss from operations	(4,737,862)	(84,267)

Other income (expense)
Interest expense	(20,437)	(15,055)
Other income, net	3,188	3,795

Loss before provision for income taxes	(4,755,111)	(95,527)

Deferred income tax benefit	54,592	-

Net loss	$(4,700,519)	$(95,527)

Comprehensive loss	$(4,700,519)	$(95,527)

Net loss per common share - basic	$(0.26)	$(0.01)
Net loss per common share - diluted	$(0.26)	$(0.01)

Weighted average common shares outstanding
Basic	18,382,131	12,596,126
Diluted	18,382,131	12,596,126

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q September 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Nine months ended September 30,
	2022	2021
Revenues
Professional fees	$7,025,396	$8,565,639
Software sales	2,593,877	3,885,828
Total revenues	9,619,273	12,451,467

Cost of revenues
Cost of professional fees	5,401,666	5,698,407
Cost of software sales	2,430,139	3,798,607
Total cost of revenues, excluding depreciation and amortization	7,831,805	9,497,014

Gross profit	1,787,468	2,954,453

Selling, general and administrative expenses	8,880,973	2,523,340
Acquisition costs	829,478	192,530
Change in fair value of contingent consideration	(930,000)	-
Goodwill impairment	2,254,624	-

(Loss) income from operations	(9,247,607)	238,583

Other income (expense)
Interest expense	(59,574)	(31,738)
Other income, net	3,977	11,600

(Loss) income before provision for income taxes	(9,303,204)	218,445

Deferred income tax benefit	998,936	-

Net (loss) income	$(8,304,268)	$218,445

Comprehensive (loss) income	$(8,304,268)	$218,445

Net (loss) income per common share - basic	$(0.47)	$0.02
Net (loss) income per common share - diluted	$(0.47)	$0.02

Weighted average common shares outstanding
Basic	17,688,528	11,957,878
Diluted	17,688,528	12,584,914

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q September 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(8,304,268)	$218,445
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,083,266	111,123
Goodwill impairment	2,254,624	-
Stock-based compensation	1,455,835	220,455
Deferred income tax benefit	(1,013,252)	-
Amortization of right-of-use assets	136,441	54,652
Non-cash interest expense	59,467	-
Change in fair value of contingent consideration liability	(930,000)	-
Changes in operating assets and liabilities:
Accounts receivable	132,688	(820,954)
Prepaid expenses and other current assets	84,842	(140,015)
Contract assets	-	210,688
Accounts payable	(422,939)	508,408
Contract liabilities	(149,149)	(868,839)
Accrued payroll and related liabilities and other accrued liabilities	653,786	63,404
Operating lease liability	(142,420)	(37,989)
Commissions payable	846	54,812
Net cash used in operating activities	(5,100,233)	(425,810)

Cash flows from investing activities
Acquisition of property and equipment	(234,060)	(56,010)
Acquisition of Tellenger, net of cash acquired	-	(2,233,884)
Net cash used in investing activities	(234,060)	(2,289,894)

Cash flows from financing activities
Borrowing under revolving line of credit	-	502,306
Repayments under revolving line of credit	-	(100,000)
Borrowing under long-term note	-	1,000,000
Repayments of long-term note	-	(251,849)
Proceeds from issuance of stock	1,887,000	3,294,554
Proceeds from exercise of stock options	37,642	95,146
Net cash provided by financing activities	1,924,642	4,540,157

Net (decrease) increase in cash and cash equivalents	(3,409,651)	1,824,453

Cash and cash equivalents, beginning of year	4,931,302	1,858,160
Cash and cash equivalents, end of year	$1,521,651	$3,682,613
Supplemental cash flow Information
Interest paid	$1,002	$32,197
Non-cash investing and financing activities
Value of common stock issued in connection with:
Common stock purchase agreement	$112,500	$-
Acquisition of Tellenger, Inc.	$-	$200,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q September 30, 2022

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2022
		Additional
	Common	Paid-In	Accumulated	Treasury
	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2021	$18,882	$31,789,464	$(13,436,963)	$(930,211)	$17,441,172
Net loss	-	-	(2,078,307)	-	(2,078,307)
Stock option compensation	-	312,176	-	-	312,176
Issuance of stock from exercise of options	105	26,694	-	-	26,799
Balances at March 31, 2022	18,987	32,128,334	(15,515,270)	(930,211)	15,701,840
Net loss	-	-	(1,525,442)	-	(1,525,442)
Stock option compensation	-	529,565	-	-	529,565
Issuance of stock from exercise of options	52	8,340	-	-	8,392
Balances at June 30, 2022	19,039	32,666,239	(17,040,712)	(930,211)	14,714,355
Net loss	-	-	(4,700,519)	-	(4,700,519)
Stock option compensation	-	614,094	-	-	614,094
Stock issued	1,663	1,997,837	-	-	1,999,500
Issuance of stock from exercise of options	107	37,344	-	(35,000)	2,451
Balances at September 30, 2022	$20,809	$35,315,514	$(21,741,231)	$(965,211)	$12,629,881

	Nine months ended September 30, 2021
Balances at December 31, 2020	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net income	-	-	270,815	-	270,815
Stock option compensation	-	27,711	-	-	27,711
Stock issued	3,306	492,693	-	-	495,999
Issuance of stock from exercise of options	250	3,300	-	-	3,550
Balances at March 31, 2021	132,599	15,243,769	(12,034,699)	(930,211)	2,411,458
Net income	-	-	43,157	-	43,157
Stock option compensation	-	111,862	-	-	111,862
Stock issued	683	197,872	-	-	198,555
Issuance of stock from exercise of options	3,600	76,395	-	-	79,995
Balances at June 30, 2021	136,882	15,629,898	(11,991,542)	(930,211)	2,845,027
Net loss	-	-	(95,527)	-	(95,527)
Stock option compensation	-	80,882	-	-	80,882
Stock issued	14,000	2,786,000	-	-	2,800,000
Issuance of stock from exercise of options	650	10,951	-	-	11,601
Balances at September 30, 2021	$151,532	$18,507,731	$(12,087,069)	$(930,211)	$5,641,983

The accompanying notes are an integral part of the condensed consolidated financial statements

WaveDancer, Inc.	Form 10-Q September 30, 2022

WAVEDANCER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Organization and Business

WaveDancer, Inc. (“WaveDancer”), formerly known as Information Analysis Incorporated (“IAI”), is engaged in providing professional services to U.S. government agencies to modernize information technology services, in selling and supporting third-party software, primarily Adobe products, to U.S. government agencies, and, with our December, 2021 acquisition of Gray Matters, Inc. (“GMI” or “Gray Matters”), in providing blockchain enabled supply chain management software solutions (“SCM”). With the acquisition of GMI, we began implementing a strategy to expand our offerings well beyond systems modernization services and sales of third-party software. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes our company, manages resource allocations, and measures performance among two operating and reportable segments: Tellenger and GMI.

Liquidity and Going Concern

During the nine months ended September 30, 2022, the Company generated a loss from operations of $9,247,607. As of September 30, 2022, the Company had working capital of $1,280,663, including cash and cash equivalents of $1,521,651, and had an accumulated deficit of $21,741,231 . The Company intends to continue to invest in its SCM platform and to execute its strategy to become a leading zero trust, blockchain-enabled cybersecurity company and believes strongly in the long-term viability of our strategy. However, executing our strategy requires additional sources of capital which we are pursuing, including acquisitions or mergers. There is no assurance that such activities will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company’s unaudited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 12, 2022 (the “Annual Report”), as amended. The accompanying December 31, 2021 balance sheet was derived from the audited financial statements included in the Annual Report. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The condensed consolidated financial statements as of September 30, 2022, and for the three- and nine-month periods ended September 30, 2022 include the accounts of WaveDancer and its condensed consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Other than disclosing our policy for software development costs since these costs are now, and will likely continue to be, material, and a clarification of our policy for goodwill and intangibles, both as discussed below, there have been no changes in the Company’s significant accounting policies as of September 30, 2022, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

WaveDancer, Inc.	Form 10-Q September 30, 2022

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties, including the impact of rising interest rates on valuation methods as discussed in Note 5 Fair Value Measurements. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; fair values of financial instruments, intangible assets, and goodwill, including the underlying estimates of cash flows of our products and reporting units; useful lives of intangible assets and property and equipment; the valuation of stock-based compensation, the valuation of deferred tax assets and liabilities; and contingent consideration liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassification

Beginning with the three months ended March 31, 2022, our condensed consolidated statement of cash flows presents separately the amortization of the right-of-use operating lease asset as a non-cash adjustment from net income and the change in the operating lease liability due to cash payments as a change in operating assets and liabilities. Previously, the net of these amounts was reported as a change in operating assets and liabilities. Amounts on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021, have been reclassified to conform to the current year presentation.

Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

●

Preliminary project stage: (a) conceptual formulation of alternatives; (b) evaluation of alternatives; (c) determination of existence of needed technology; and (d) final selection of alternatives. Internal and external costs incurred during the preliminary project stage are expensed as incurred.

●

Application development stage: (a) design of chosen path, including software configuration and software interfaces; (b) coding; (c) installation to hardware; and (d) testing, including parallel processing phase. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized.

●	Post-implementation-operation stage: (a) training; and (b) application maintenance. Internal and external costs incurred during the post-implementation-operation stage are expensed as incurred.

The Company is continuing to develop its blockchain SCM software which it markets under a Software as a Service ("SaaS") model, whereby, a customer does not take possession of the Company’s software; rather, the software is accessed on an as-needed basis over the Internet.

Therefore, when the software is used to produce a product or in a process to provide a service to a customer, and the customer is not given the right to obtain or use the software, the related costs are accounted for in accordance with ASC 350-40. When a hosting arrangement includes multiple modules or components, capitalized costs are amortized on a module-by-module basis. When a module or component is substantially ready for its intended use, amortization begins, regardless of whether the overall hosting arrangement is being placed in service in planned stages. If the module’s functionality is entirely dependent on the completion of one or more other modules, then amortization does not begin until that group of interdependent modules is substantially ready for use.

As of September 30, 2022 we had $214,251 of capitalized internal use software development costs and zero accumulated amortization. Capitalized software development costs are included in plant and equipment on the condensed consolidated balance sheets.

Intangibles and Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Goodwill – Intangibles and Other (“ASC 350”) and has concluded that it has two operating segments, which are also its two reporting units for purposes of goodwill impairment testing. Goodwill is not amortized but instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit may be below its carrying value. These circumstances include, but are not limited to, significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s planned revenue or earnings. Management evaluates the recoverability of the Company’s goodwill annually on October 31 or more often as events or circumstances indicate the fair value of a reporting unit is below its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the reporting unit carrying amount exceeds the estimated fair value of the reporting unit.

Management evaluates the recoverability of the Company’s indefinite-lived intangible assets (tradenames) annually on October 31, or more often when events or circumstances indicate a potential impairment exists.

Management evaluates the recoverability of the Company’s finite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets or asset groups that contain those assets. If impairment is indicated based on a comparison of an asset group’s carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

WaveDancer, Inc.	Form 10-Q September 30, 2022

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company has analyzed its income tax positions using the criteria required by GAAP and concluded that as of September 30, 2022, and December 31, 2021, it has no material uncertain tax positions and no interest or penalties have been accrued. The Company expects that recent tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes.

Concentration of Credit Risk

During the three months ended September 30, 2022, the Company’s prime contracts with U.S. government agencies represented 11.4% of revenue, subcontracts under federal procurements represented 82.8% of revenue, and 5.8% of revenue came from commercial and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 30.9%, 21.3%, and 13.0% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 49.9% of the Company’s revenue in aggregate.

During the three months ended September 30, 2021, the Company’s prime contracts with U.S. government agencies represented 37.0% of revenue and subcontracts under federal procurements represented 62.9% of revenue, and 0.2% of revenue came from commercial and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 32.5%, 11.4%, and 10.6% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 45.8% of the Company’s revenue in aggregate.

During the nine months ended September 30, 2022, the Company’s prime contracts with U.S. government agencies represented 32.8% of revenue, subcontracts under federal procurements represented 63.8% of revenue, and 3.3% of revenue came from commercial and local government contracts. One prime contract with a U.S. government agency represented 11.1% of revenue, and two subcontracts under federal procurements represented 25.8%, and 15.6% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 38.9% of the Company’s revenue in aggregate.

During the nine months ended September 30, 2021 the Company’s prime contracts with U.S. government agencies represented 35.1% of revenue and subcontracts under federal procurements represented 63.5% of revenue, and 1.4% of revenue came from commercial and local government contracts. The terms of these contracts and subcontracts vary from single transactions to five years. One subcontract under federal procurements represented 33.1% of revenue. Revenue from one prime contractor under which the Company has multiple subcontracts represented 44.3% of the Company’s revenue in aggregate.

The Company sold third-party software and maintenance contracts under agreements with one major supplier, accounting for 8.3% and 34.8% of total revenue during the three months ended September 30, 2022 and 2021, respectively, and 27.0% and 30.8% of total revenue during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, receivables from one prime contractor under which the Company has multiple subcontracts represented 66.8% of the Company’s outstanding accounts receivable in aggregate.

As of September 30, 2021, receivables from one prime contractor under which the Company has multiple subcontracts represented 63.7% of the Company’s outstanding accounts receivable in aggregate.

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

WaveDancer, Inc.	Form 10-Q September 30, 2022

Disaggregation of Revenue from Contracts with Customers

	Three months ended September 30,
	2022		2021
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,896,829	82.2%	$2,705,099	62.9%
Services fixed price over time	58,965	2.6%	19,175	0.5%
Services combination	50,440	2.2%	47,060	1.1%
Services fixed price per unit	107,778	4.7%	26,771	0.6%
Third-party software	59,076	2.6%	1,445,757	33.6%
Software support & maintenance	44,804	1.9%	48,421	1.1%
Incentive payments	88,487	3.8%	7,642	0.2%
Total revenue	$2,306,379	100.0%	$4,299,925	100.0%

	Nine months ended September 30,
	2022		2021
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$5,963,361	62.0%	$7,519,190	60.4%
Services fixed price over time	161,273	1.7%	452,726	3.6%
Firm fixed price	566,862	5.9%	-	-
Services combination	80,520	0.8%	506,331	4.1%
Services fixed price per unit	253,379	2.6%	87,391	0.7%
Third-party software	2,345,884	24.4%	3,683,967	29.6%
Software support & maintenance	142,891	1.5%	150,696	1.2%
Incentive payments	105,103	1.1%	51,166	0.4%
Total revenue	$9,619,273	100.0%	$12,451,467	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized as of September 30, 2022 and December 31, 2021.

Accounts receivable as of September 30, 2022 and December 31, 2021, consist of the following:

	September 30, 2022	December 31, 2021
Billed federal government	$1,491,705	$1,594,473
Billed commercial	40,469	-
Unbilled receivables	-	70,389
Accounts receivable	$1,532,174	$1,664,862

WaveDancer, Inc.	Form 10-Q September 30, 2022

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. There were no amounts recorded to contract assets as of September 30, 2022 or December 31, 2021. Changes in contract assets balances in the nine months ended September 30, 2021, were as follows:

Balance as of December 31, 2020	$210,688
Contract assets added	131,923
Balance as of March 31, 2021	342,611
Contract assets added	134,657
Balance as of June 30, 2021	477,268
Contract assets added	45,895
Reduction in contract assets	(523,163)
Balance as of September 30, 2021	$-

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months and nine months ended September 30, 2022 and 2021, are as follows:

Balance as of December 31, 2021	$186,835
Contract liabilities added	19,280
Revenue recognized	(56,423)
Balance as of March 31, 2022	149,692
Contract liabilities added	87,612
Revenue recognized	(71,461)
Balance as of June 30, 2022	165,843
Contract liabilities added	2,491
Revenue recognized	(130,648)
Balance as of September 30, 2022	$37,686

Balance as of December 31, 2020	$946,884
Contract liabilities added	93,934
Revenue recognized	(585,322)
Balance as of March 31, 2021	455,496
Contract liabilities added	4,815
Revenue recognized	(354,427)
Balance as of June 30, 2021	105,884
Contract liabilities added	79,640
Revenue recognized	(107,479)
Balance as of September 30, 2021	$78,045

Revenues recognized during the three months ended September 30, 2022 and 2021, from the balances as of December 31, 2021 and 2020, were $48,708 and $58,556, respectively. Revenues recognized during the nine months ended September 30, 2022 and 2021, from the balances as of December 31, 2021 and 2020, were $160,809 and $946,884, respectively.

WaveDancer, Inc.	Form 10-Q September 30, 2022

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets as of September 30, 2022 and December 31, 2021. When incurred, these costs are amortized ratably over the periods of the contracts to which those costs apply.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances in the three and nine months ended September 30, 2022 and 2021, are as follows:

Balance as of December 31, 2021	$154,218
Deferred costs added	2,800
Deferred costs expensed	(55,362)
Balance as of March 31, 2022	101,656
Deferred costs expensed	(53,434)
Balance as of June 30, 2022	48,222
Deferred costs expensed	(48,222)
Balance as of September 30, 2022	$-

Balance as of December 31, 2020	$89,068
Deferred costs added	17,406
Deferred costs expensed	(75,223)
Balance as of March 31, 2021	31,251
Deferred costs added	11,188
Deferred costs expensed	(16,681)
Balance as of June 30, 2021	25,758
Deferred costs added	194,686
Deferred costs expensed	(33,118)
Balance as of September 30, 2021	$187,326

Note 3.  Segment Financial Information

In periods earlier than the quarter ended September 30, 2022, we managed our business as a single operating segment. During the quarter ended September 2022, we reassessed our business strategy and our CODM changed his approach to managing the business and allocating resources. As a result, we determined that we have two operating segments: Tellenger and Blockchain SCM. Tellenger provides professional services, primarily to US government agencies, related to legacy software migration and modernization, developing web-based and mobile device solutions, including dynamic electronic forms development and conversion, and data analytics. The Blockchain SCM segment is an early-stage business focused on developing, marketing, and selling a SaaS supply chain management platform built on blockchain technology.

No separate revenues and operating income for the Blockchain SCM operating segment are presented for the three- and nine-month periods ended September 30, 2021, since we did not own this SCM business during such prior periods.

	Three Months Ended 9/30/22				Nine Months Ended 9/30/22
	Tellenger	Blockchain SCM	Corporate	Consolidated	Tellenger	Blockchain SCM	Corporate	Consolidated
Revenue	$2,306,379	$-	$-	$2,306,379	$9,052,411	$566,862	$-	$9,619,273
Operating income (loss)	$250,712	$(3,292,257)	$(1,696,317)	$(4,737,862)	$661,394	$(4,124,511)	$(5,784,490)	$(9,247,607)
Interest expense				(20,437)				(59,574)
Other income, net				3,188				3,977
Loss before provision for income taxes				$(4,755,111)				$(9,303,204)

Corporate operating loss primarily includes stock-based compensation expenses, acquisition-related costs, and other expenses related to executive, legal, finance, tax, and investor relations expenses.

	As of September 30, 2022
	Tellenger	Blockchain SCM	Corporate	Consolidated
Intangible assets	$1,225,844	$5,773,445	$-	$6,999,289
Total assets	$6,858,228	$7,137,786	$2,611,677	$16,607,691

Note 4.  Leases

The Company has two significant operating leases, one for its headquarters offices in Fairfax, Virginia and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and have original lease terms ranging from 37 to 67 months and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company does not have any sales-type or direct financing leases.

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

WaveDancer, Inc.	Form 10-Q September 30, 2022

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

As of September 30, 2022, our two operating leases had a weighted average remaining lease term of 37 months and a weighted average discount rate of 5.0%. Future lease payments under operating leases as of September 30, 2022, were as follows:

Remainder of 2022	$56,639
2023	228,862
2024	174,721
2025	74,804
2026	70,220
Total lease payments	605,246
Less: discount	(48,418)
Present value of lease liabilities	$556,828

The total expense incurred related to its operating leases was $53,560 and $15,985 for the three months ended September 30, 2022 and 2021, respectively, and $164,280 and $68,229 for the nine months ended September 30, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$980,112	$-	$-	$980,112

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,600,663	$-	$-	$1,660,663
Other liabilities:
Fair value of contingent consideration	$-	$-	$930,000	$930,000

See Note 6 below for an explanation of the decrease in fair value of contingent consideration related to the acquisition of Gray Matters, Inc.

WaveDancer, Inc.	Form 10-Q September 30, 2022

The following table is a roll-forward of the Level 3 fair value measurements.

Fair value of contingent consideration:
December 31, 2021	$930,000
Change in fair value	12,609
March 31, 2022	942,609
Change in fair value	(942,609)
June 30, 2022	-
Change in fair value	-
September 30, 2022	$-

There were no unrealized gains or losses included in income for the three or nine months ended September 30, 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table is a summary of gains and losses on assets measured at fair value on a nonrecurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Impairment of goodwill	$2,254,624	$-	$2,254,624	$-

During the third quarter of 2022, our Gray Matters reporting unit, which is the same as our Blockchain SCM operating segment, experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, resulted in a decline in the reporting unit’s estimated future cash flows. Accordingly, we performed an interim goodwill impairment test as of September 30, 2022, prior to our annual impairment test.

As a result of the interim goodwill impairment test, the estimated fair value of the Gray Matters reporting unit was determined to be lower than its carrying value. In the third quarter of 2022, we recorded a non-cash pre-tax and after-tax charge of $2,254,624 to impair the carrying value of this reporting unit’s goodwill under the caption, “Goodwill impairment” in the accompanying condensed consolidated statement of operations and comprehensive (loss) income. There were no tax benefits associated with the goodwill impairment charge, since the Gray Matters goodwill is not deductible for tax purposes. The fair value of the reporting unit was determined using an income approach based on a discounted cash flow (“DCF”) model which requires a complex series of judgments about future events and uncertainties and relies heavily on estimates of expected cash flows and like an appropriate discount rate and terminal growth rate. Any changes in key assumptions, including failure to grow the revenue and improve the profitability of GMI, or other unanticipated events and circumstances, may affect such estimates. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. The discount rate and terminal growth rate used in our 2022 third quarter interim impairment test for the Gray Matters reporting unit were 22.5% and 3.0%, respectively.

Note 6.	Acquisitions

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

	Useful Lives (years)	Amounts	Valuation Methodology
Cash		$81,473
Accounts receivable		611,471
Other current assets		6,338
Intangible assets with estimated useful lives:
Customer relationships	8	1,090,000	Replacement cost and relief from royalty
Non-compete agreements	3	120,000	Multi-period excess earnings
Intangible assets with indefinite lives:
Trade names		280,000
Goodwill		785,000
Total assets acquired		2,974,282
Current liabilities		(458,925)
Net assets acquired		$2,515,357

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

Common stock consideration consisted of 436,481 shares of WaveDancer common stock valued at $1,500,000 as of the transaction closing date. The deferred consideration of $1,335,000 is the estimated present value as of the closing date of the $1,500,000 cash payment due to the selling shareholder of GMI (the “Seller”) on the second anniversary of the acquisition. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the deferred consideration liability. Accretion of the liability will be recorded as interest expense. For the nine months ended September 30, 2022, we recorded $59,467 of interest expense.

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

We remeasured the contingent consideration liability as of June 30, 2022 and determined that the undiscounted probability weighted outcome had decreased to zero and we reduced the liability amount accordingly and for the nine months ended September 30, 2022 we have recognized $930,000 of income.

The deferred consideration liability is included in other liabilities on the condensed consolidated balance sheets and totals $1,394,467 and $1,335,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The purchase price for GMI has been allocated as follows:

	Useful Lives (years)	Amounts	Valuation Methodology
Cash		$20,235
Fixed assets		8,902
Intangible assets with estimated useful lives:
Technology	5	2,900,000	Replacement cost and relief from royalty
Customer relationships	6	3,860,000	Multi-period excess earnings
Goodwill		4,560,099
Total assets acquired		11,349,236
Current liabilities		(344,136)
Net assets acquired		$11,005,100

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

	Three months ended September 30,		Nine months ended September 30,

	2022	2021	2022	2021
Revenues	$2,306,379	$4,299,925	$9,619,273	$13,677,429
Net loss	$(4,700,519)	$(802,424)	$(8,304,268)	$(2,128,680)

Note 7.  Intangible Assets and Goodwill

Information regarding our intangible assets is as follows:

	Weighted Average Useful Life (Years)	December 31, 2021	Additions	September 30, 2022
Intangible assets with estimated useful lives
Technology	5.0	$2,900,000	$-	$2,900,000
Customer relationships	6.4	4,950,000	-	4,950,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(201,032)	(1,049,679)	(1,250,711)
Sub-total		7,768,968	(1,049,679)	6,719,289
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$8,048,968	$(1,049,679)	$6,999,289

Information regarding our goodwill for each operating segment is as follows:

	Tellenger	Blockchain SCM	Corporate	Consolidated
Goodwill, gross
Balance at December 31, 2021	$785,000	$4,560,098	$2,240,171	$7,585,269
Additions	-	-	-	-
Balance at September 30, 2022	785,000	4,560,098	2,240,171	7,585,269

Cumulative impairment loss
Balance at December 31, 2021	-	-	-	-
Impairment expense	-	(2,254,624)	-	(2,254,624)
Balance at September 30, 2022	-	(2,254,624)	-	(2,254,624)

Goodwill, net
Balance at December 31, 2021	$785,000	$4,560,098	$2,240,171	$7,585,269
Balance at September 30, 2022	$785,000	$2,305,474	$2,240,171	$5,330,645

See Note 5, Fair Value Measurements, for a discussion of goodwill impairment charges.

As of September 30, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2022	$349,893
2023	1,399,572
2024	1,369,635
2025	1,359,576
2026	1,326,854
Thereafter	913,759
Total	$6,719,289

WaveDancer, Inc.	Form 10-Q September 30, 2022

Note 8.  Stock-Based Compensation

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

The Company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards. Fair values of option awards granted in the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.85% - 2.90%	0.84%	1.91% - 2.90%	0.46% - 0.92%
Dividend yield	0%	0%	0%	0%
Expected term (years)	3.25 - 6.00	5.00	3.25 - 6.00	5.00
Expected volatility	45.9% - 48.1%	46.8%	45.8% - 48.5%	47.1% - 92.6%

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

There were 265,000 options with grant date fair values totaling $157,300 and 30,000 options with grant date fair values totaling $34,500 granted during the three months ended September 30, 2022 and 2021, respectively. There were 1,177,000 options with grant date fair values totaling $2,231,970, and 302,500 options with grant date fair values totaling $363,550 granted during the nine months ended September 30, 2022 and 2021, respectively. There were 107,000 and 65,000 options exercised during the three months ended September 30, 2022 and 2021, respectively. There were 264,000 options and 450,000 options exercised during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $2,019,066 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 9.4 months.

Total compensation expense related to these plans was $614,094 and $80,882 for the three months ended September 30, 2022 and 2021, respectively, and $1,455,835 and $220,455 for the nine months ended September 30, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 9.  Revolving Line of Credit and Notes Payable

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. As of September 30, 2022, there was no outstanding balance under this line of credit and there were no borrowings or repayments during the nine months ended September 30, 2022. As of September 30, 2022 there is $1,000,000 of borrowing availability under this line of credit.

On April 16, 2021, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the greater of 3.25% or the prime rate as published in The Wall Street Journal, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. The line expired on April 16, 2022. As of December 31 2021, there was no outstanding balance under this line of credit and there were no borrowings or repayments during the nine months ended September 30, 2022.

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

Note 10.  Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 4,500,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. We issued 89,835 common shares valued at $112,500 to B. Riley as a commitment fee. The cost of the shares is included in prepaid expenses and other current assets on the condensed consolidated balance sheet and will be charged to additional paid in capital as shares are sold under the ELOC. As of September 30, 2022, no shares have been sold to B. Riley under the Purchase Agreement.

Note 11. Private Offerings of Common Stock

During August 2022 the Company sold 1,572,506 unregistered shares of its common stock in a private offering at a price of $1.20 per share from which it raised aggregate gross proceeds of $1,887,000.

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

The total offering costs associated with the sales of unregistered shares of common stock in 2022 and 2021 were not material.

Note 12. Income Taxes

During the three- and nine-month periods ended September 30, 2022, the Company’s effective tax rate was 2.2% and 13.6%, respectively. The Company records income taxes using an estimated annual effective tax rate for interim reporting.  The primary factors contributing to the difference between the federal statutory rate and the Company’s effective tax rate for the three- and nine-month periods ended September 30, 2022 were state taxes, changes in valuation allowance, and permanent items. A valuation allowance was recorded during the three-month period ended September 30, 2022 increasing the tax benefit by $54,592. During the three- and nine-month periods ended September 30, 2021, the Company’s effective tax rate was 0%. The primary factors contributing to the difference between the statutory tax rate and the effective tax rate for the three- and nine-month periods ended September 30, 2021, is primarily driven by the presence of a full valuation allowance in all jurisdictions.

WaveDancer, Inc.	Form 10-Q September 30, 2022

Note 13. (Loss) Income Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 437,352 shares from stock options and zero shares from warrants were excluded from diluted shares for the three months ended September 30, 2022, and the antidilutive effect of 570,090 shares from stock options and 150,000 shares from warrants were excluded from diluted shares for the nine months ended September 30, 2022. The dilutive effect of outstanding options and warrants is reflected in earnings per share by use of the treasury stock method. The antidilutive effect of 672,373 shares were excluded from diluted shares for the three months ended September 30, 2021.

The following is a reconciliation of the amounts used in calculating basic and diluted net (loss) income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(4,700,519)	$(95,527)	$(8,304,268)	$218,445
Basic weighted average shares outstanding	18,382,131	12,596,126	17,688,528	11,957,878
Dilutive effect of warrants and/or options	-	-	-	627,036
Diluted weighted average shares outstanding	18,382,131	12,596,126	17,688,528	12,584,914
Basic (loss)/earnings per share	$(0.26)	$(0.01)	$(0.47)	$0.02
Diluted (loss)/earnings per share	$(0.26)	$(0.01)	$(0.47)	$0.02

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

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

●	Failure to comply with governmental laws and regulations could harm our business.

WaveDancer, Inc.	Form 10-Q September 30, 2022

●	We are subject to risks associated with our strategic investments, and impairments in the value of our investments could negatively impact our financial results.
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

Modernization has been a core competency of the Company for over 20 years. We have modernized over 100 million lines of COBOL code for over 35 governmental and commercial customers. We maintain a pool of skilled COBOL programmers. This provides us with a competitive advantage as the labor pool of such programmers is shrinking as aging software professionals retire. Our business has also historically relied upon the reselling of applications, primarily for forms development.

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

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

Results of Operations – Three Months Ended September 30, 2022 and 2021

Revenue

Total revenue was $2,306,379 for the three months ended September 30, 2022, compared with $4,299,925 in the prior year quarter, a decrease of $1,993,546, or 46.4%. All of the decrease is from our Tellenger segment since we did not recognize revenue for Blockchain SCM this quarter and did not have the segment last year.

Tellenger

The decrease in revenue of $1,993,546 consists of lower professional services revenue totaling $684,093 and lower third-party software sales of $1,309,453. The decline in professional services revenue is driven primarily by one software modernization project where we had deployed more resources, and billed more overtime, in 2021 in order to achieve a particular milestone whereas in the third quarter of 2022 we had fewer resources and less overtime from those resources. The reduction in sales of third-party software is the result of our decision to de-emphasize these sales since they generate gross margins in the low single digits.

Gross Profit

Gross profit decreased by $497,253 or 50.8%, to $481,622 for the three months ended September 30, 2022 as compared to $978,875 in the prior year quarter.

Tellenger

The decrease in gross profit includes a decrease from professional services of 317,261, partially offset by an increase in margin on third-party software sales of $78,068. The reduced margin on professional services is driven by the reduced revenues discussed above as well as a change in the mix of contracts generating revenue and the related billing rates resulting in a reduction in our gross profit rate to 30.7% from 34.5%.

Blockchain SCM

We recorded a negative gross profit of $258,060 in our Blockchain SCM operating segment. As noted above, we experienced delays in receiving approval from our government customer of certain milestone achievements specified in our contract with that customer. However, we continued to incur costs supporting the contract resulting in negative gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses have increased significantly since the second half of 2021 when we began to implement our transformative strategy described in the Our Strategy section above and in our Annual Report. The following table shows the major elements of SG&A expenses for the three months ended September 30, 2022 and 2021 and the increases between periods:

	Three Months Ended September 30,
	2022	2021	Increase
Personnel costs	$1,076,928	$572,588	$504,340
Legal and professional fees	445,163	142,766	302,397
Intangibles amortization	349,893	44,061	305,832
Stock-based compensation	614,094	80,882	533,212
Governance and investor relations	97,800	64,153	33,647
IT and office expenses	44,814	30,017	14,797
Marketing expenses	68,122	7,001	61,121
All other	229,429	82,429	147,000
	$2,926,243	$1,023,897	$1,902,346

WaveDancer, Inc.	Form 10-Q September 30, 2022

Acquisition Costs

We incurred acquisition expenses totaling $38,617 in the three months ended September 30, 2022 as compared to $39,245 in the corresponding quarter in 2021. These expenses include fees for legal, tax and audit professional services as well as other costs to conduct due diligence and finalize a transaction.

Goodwill Impairment

During the third quarter of 2022, our Gray Matters reporting unit, which is in our Blockchain SCM segment, experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, results in a decline in the reporting unit’s estimated future cash flows. Accordingly, we performed an interim goodwill impairment test in accordance with the amended goodwill guidance for this reporting unit prior to our annual impairment test.

As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash charge of $2,254,624 to impair the carrying value of this reporting unit’s goodwill.

(Loss) Income from Operations

Loss from operations was $4,737,862 in the third quarter of 2022 compared to a loss from operations of $84,267 in the corresponding quarter in 2021, an increase in the loss of $4,653,595. The increase in the loss from operations is primarily the result of the decrease in gross profit of $497,253 and the increase in SG&A expenses of $1,902,346, all as discussed above, and approximately $3.3 million of the increased loss is attributable to the Blockchain SCM operating segment that was acquired with GMI in December 2021.

Results of Operations – Nine Months Ended September 30, 2022 and 2021

Revenue

Total revenue was $9,619,273 for the nine months ended September 30, 2022, as compared to $12,451,467 in the comparable period in 2021, a decrease of $2,832,194, or 22.7%. The decrease includes $3,399,057 from the Tellenger operating segment, partially offset by the $566,862 of year-to-date revenue from the Blockchain SCM operating segment for which there is no prior year amount since this operating segment is the GMI business acquired in December 2021.

Tellenger

The $3,399,057 revenue decrease comprises a decrease in professional services revenue of $2,107,105 and a decrease in third-party software sales of $1,291,951. The professional services revenue decrease includes three primary declining items: 1) one contract for which much of 2021 included a greater number of resources deployed and more overtime billed in connection with meeting an accelerated milestone as compared to 2022 when we have not had as many resources deployed nor overtime billed ($1,635 thousand); 2) one contract that has transitioned to a maintenance phase where in 2021 we had revenues associated with systems conversion ($335 thousand); and 3) one contract that ended in 2021 ($563 thousand). These declining items were partially offset by increased revenues from having a full nine months of the Tellenger, Inc. acquisition in 2022 versus just over 6 months in 2021 ($421 thousand). The reduction in sales of third-party software is the result of our decision to de-emphasize these sales since they generate gross margins in the low single digits.

Gross Profit

Gross profit was $1,787,468 for the nine months ended September 30, 2022, as compared to $2,954,453 in the comparable period in 2021, a decrease of $1,166,985 or 39.5%. The decrease includes $615,545 from the Tellenger operating segment and $551,440 of year-to-date negative gross margin from the Blockchain SCM operating segment for which there is no prior year amount since this operating segment is the GMI business acquired in December 2021.

Tellenger

The $615,545 gross profit decrease comprises a decrease in gross profit from professional services of $692,062, partially offset by increased gross profit from third-party software sales of $76,517. The decline in gross profit from professional services includes two primary declining items: 1) one contract for which much of 2021 included a greater number of resources deployed and more overtime billed in connection with meeting an accelerated milestone as compared to 2022 when we have not had as many resources deployed nor overtime billed ($706 thousand); and 2) one contract that has transitioned to a maintenance phase where in 2021 we had revenues associated with systems conversion ($209 thousand). These declining items were partially offset by increased gross profit from having a full nine months of the Tellenger acquisition in 2022 versus just over three months in 2021 ($269 thousand).

WaveDancer, Inc.	Form 10-Q September 30, 2022

Selling, General and Administrative Expenses

SG&A expenses have increased significantly since the second half of 2021 when we began to implement our transformative strategy described in the Our Strategy section above and in our Annual Report. The following table shows the major elements of SG&A expenses for the nine months ended September 30, 2022 and 2021 and the increases between periods:

	Nine Months Ended September 30,
	2022	2021	Increase
Personnel costs	$3,383,189	$1,477,112	$1,906,077
Legal and professional fees	1,511,578	236,110	1,275,468
Intangibles amortization	1,049,679	87,912	961,767
Stock-based compensation	1,455,835	220,455	1,235,380
Governance and investor relations	376,904	156,698	220,206
IT and office expenses	190,551	76,682	113,869
Marketing expenses	224,910	16,877	208,033
All other	688,327	251,494	436,833
	$8,880,973	$2,523,340	$6,357,633

Acquisition Costs

We incurred acquisition expenses totaling $829,478 for the nine months ended September 30, 2022 as compared to $192,530 for the nine months ended September 30, 2021. The current year's expenses were incurred primarily in connection with the terminated acquisition of Knowmadics. These expenses include fees for legal, tax and audit professional services as well as other costs to conduct due diligence and finalize a transaction.

Change in Fair Value of Contingent Consideration

Under the terms of the Gray Matters purchase agreement, the Seller is eligible to receive up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the period from the acquisition date through December 31, 2022. In the purchase accounting for GMI in the fourth quarter of 2021, we recorded a contingent liability of $930,000 based on our estimate for GMI’s expected performance for 2022. Since that initial estimate there have been delays in the timing of realizing revenue that have pushed a material amount of the projected revenue and related gross profit outside of the one-year measurement period of the Seller’s earnout provision. As of September 30, 2022 we estimated that the contingent consideration was no longer probable of being realized by the seller and removed the contingent consideration liability. The result of writing down the contingent liability has been the recognition of non-cash operating income of $930,000 as discussed in Note 5.

Goodwill Impairment

During the third quarter of 2022, our Gray Matters reporting unit, which is the same as our Blockchain SCM operating segment, experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, resulted in a decline in the reporting unit’s estimated future cash flows. Accordingly, we performed an interim goodwill impairment test as of September 30, 2022.

As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash charge of $2,254,624 to impair the carrying value of this reporting unit’s goodwill.

(Loss) Income from Operations

Loss from operations was $9,247,607 for the nine months ended September 30, 2022 compared to income from operations of $238,583 for the nine months ended September 30, 2021, a decrease of $9,486,190. The decrease in income from operations is the result of the decrease in gross profit of $1,166,985 and the increase in SG&A expenses and acquisition costs totaling $6,994,581, and the goodwill impairment of $2,254,624, partially offset by the income from the change in fair value of contingent consideration recorded in connection with the Gray Matters acquisition of $930,000, all as discussed above. Approximately $4.1 million of the decrease in income from operations is attributable to the Blockchain SCM operating segment that was acquired with GMI in December 2021.

Critical Accounting Estimate

Our accounting policies are described in Note 1 of our consolidated financial statements – Organization and Summary of Significant Accounting Policies. We prepare our consolidated financial statements in conformity with US GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements for the three and nine months ended September 30, 2022 and the uncertainties that could affect our results of operations, financial condition and cash flows.

Goodwill Impairment Testing

As discussed in Note 5 to our interim consolidated financial statements, during the third quarter of 2022, our Gray Matters reporting unit experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, results in a decline in the reporting unit’s estimated future cash flows. Accordingly, we performed an interim goodwill impairment test as of September 30, 2022. As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash charge of $2,254,624 to impair the carrying value of the Gray Matters reporting unit goodwill.

We believe that the Gray Matters reporting unit may be at risk of failing future quantitative impairment tests if it continues to experience declining estimated future cash flows. Impairment charges are non-cash in nature and, as with current impairment charges, any future impairment charges will not impact our cash needs or liquidity. The key assumptions in the September 30, 2022 goodwill impairment test for the Gray Matters reporting unit are as follows: the unit is expected to begin generating positive cash flows within the next several years, a discount rate of 22.5%, and a terminal cash flow growth rate of 3%.

The estimated fair value of our Tellenger reporting unit significantly exceeded its carrying value as of September 30, 2022.

Liquidity and Capital Resources

On September 30, 2022, the Company had working capital of approximately $1.3 million, including cash and cash equivalents of $1.5 million, generated operating losses in 2022 and at September 30, 2022 had an accumulated deficit of $21.7 million. As discussed below, our ability to generate sufficient cash flows to meet our obligations for the twelve months following the issuance of these financial statements is dependent upon factors which are sufficiently outside of management’s control as to cast substantial doubt about our ability to continue as a going concern.

WaveDancer, Inc.	Form 10-Q September 30, 2022

Beginning in August 2021 we embarked on a transformative strategy to reposition the Company as a leader in the Zero-Trust, blockchain and Secure Supply Chain marketplace. In December 2021 we acquired Gray Matters, Inc. (“GMI”) whose blockchain and encryption algorithm technology was built to solve real-world problems through purpose-built innovation in secure Supply Chain Management (SCM) in United States government organizations. After closing on the GMI acquisition, we focused on the second of our two intended foundational acquisitions, Knowmadics, Inc. (“KMI”), a leading Internet of Things (IoT) remote device management and monitoring platform company. After announcing a definitive agreement in March of 2022, we terminated the agreement on June 6, 2022 due to our inability to raise the funds required to complete the deal under its original terms. Beginning in late 2021 and through the third quarter of 2022 we have hired salespeople, marketers, and software engineers, developed and implemented sales and marketing programs, and expanded our compliance, governance, and administrative infrastructure to support our long-term strategy. At the same time, we have experienced delays in the adoption of our SCM platform by our primary government customer. The result has been a sharp increase in operating expenses, without growth in revenue and gross margins, and negative operating cash flows. In August 2022 we sold 1,572,506 unregistered shares of our common stock in a private offering at a price of $1.20 per share from which we raised aggregate gross proceeds of $1,887,000.

We intend to continue to invest in our SCM platform and to execute our strategy to become a leading zero trust, blockchain-enabled cybersecurity company and believe strongly in the long-term viability of our strategy. We do not have any material contractual obligations or capital expenditures that we are committed to expend over the next 12 months related to these or other activities. We have no outstanding debt that we are required to repay over the next 12 months and have no off-balance-sheet arrangements that are likely to have a material future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.  We used cash from operating activities of approximately $5 million through the first 9 months of 2022 and anticipate that our operating activities may use in excess of that amount over the next 12 months, including satisfying our current liabilities of approximately $2.1 million as of September 30, 2022 and our other typical operating expenses, including payroll for our workforce and other costs. We may also pursue growth in revenue and profitability via acquisition or merger and we plan to implement measures to reduce our operating expense cost structure. We may consider asset sales and other actions to reshape our business.

However, the Company will require additional capital to support its strategy. Other sources of liquidity include our bank line of credit which had $1 million of availability as of September 30, 2022, as well as the Common Stock Purchase Agreement we entered into with B. Riley Principal Capital II, LLC on July 8, 2022 (the “ELOC”), which will enable us to raise additional capital under an equity line of credit. However, the amount of capital we can raise under the ELOC is a function of our trading volume and the market price of our common shares. Without an increase in our recent share price and trading volumes, we do not anticipate that the ELOC will be able to meaningfully support our capital needs. There can be no assurance that additional capital will be available on terms acceptable to us, or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company’s unaudited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

WaveDancer, Inc.	Form 10-Q September 30, 2022

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

From August 11 through August 16, 2022, the Company sold 1,572,506 shares of common stock at a price of $1.20 per share in a private placement offering from which it raised aggregate gross proceeds of $1,887,000. The Company relied upon Rule 506(b) of Regulation D in issuing these shares. No placement fees or commissions were paid in connection with the offering. The proceeds are for use for general corporate purposes.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

WaveDancer, Inc.	Form 10-Q September 30, 2022

Item 6.       Exhibits

10.1

Stock and Warrant Purchase Agreement dated as of March 18, 2022, by and among, in addition to the Company, the holders of the outstanding shares of common stock and warrants of Knowmadics, Inc., and Knowmadics, Inc.

Incorporated by reference from the Registrant’s Form 8-K filed March 24, 2022
10.2	Executive employment agreement between the Company and Timothy G. Hannon. dated March 22, 2022	Incorporated by reference from the Registrant’s Form 8-K filed March 24, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	Inline XBRL Instance Document	Filed with this Form 10-Q
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

WaveDancer, Inc.	Form 10-Q September 30, 2022

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.
(Registrant)

Date:	November 21, 2022	By:	/s/ G. James Benoit, Jr.
G. James Benoit,
Chief Executive Officer

Date:	November 21, 2022	By:	/s/ Timothy G. Hannon
Timothy G. Hannon,
Chief Financial Officer