Form 10-K
period 2022-12-31
WAVEDANCER, INC.
filed 2023-04-17
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41092

WAVEDANCER, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1167364
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

12015 Lee Jackson Memorial Highway Ste 210 Fairfax, Virginia	22033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 383-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WAVD	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 15,255,354 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2022, was approximately $20,442,174. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2023, there were 19,259,840 outstanding shares of the registrant’s common stock.

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

●	Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
●	Our operating history and recent changes to our business model make it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
●	We have had operating losses in four of each of the last five years and may not achieve or maintain profitability in the future.
●	A portion of our revenue is expected to be generated by sales to government entities, which are subject to a number of challenges and risks.
●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.
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

PART I

Item 1.         Business

WaveDancer, Inc. ("WaveDancer" or the "Company") was originally founded as Information Analysis Incorporated in 1979 as a pioneering information technology consulting and systems engineering company, focused on helping government and commercial organizations move into the information age. In the early 2000s, the Company began specializing in modernization and business transformation to help organizations increase productivity, gain efficiencies, and improve their results through technological transformations. With our acquisition in 2021 of Tellenger, Inc. ("Tellenger"), an IT consulting and software development firm, we acquired competencies in web-based solutions, software development, and data analytics. In December 2021, we reorganized our professional services practice into Tellenger, and as a result, our professional services capabilities were consolidated under a single entity. Soon after the Company also converted from a Virginia corporation to a Delaware corporation.

Helping organizations achieve their enterprise digital transformation goals, Tellenger applies its technology, services and experience to migrating and modernizing legacy software, developing web-based and mobile device solutions - including dynamic electronic forms development and conversion - as well as data analytics. We have modernized over 100 million lines of COBOL code for over 35 governmental and commercial customers. We maintain a pool of skilled COBOL programmers, providing us with a competitive advantage as the labor pool of such programmers is shrinking as aging software professionals retire.

The Company believes combining web-based solutions and IT enterprise capabilities with system modernization will provide us with the skill sets that are needed to help organizations achieve their enterprise-wide digital transformation goals. We foresee this as a key component of our modernization growth since there are billions of lines of code, in both the governmental and commercial sectors, that eventually must be modernized.

As a trusted partner, Tellenger offers a full suite of IT services including consulting, development, training, migration and modernization implementation, and on-site project support. With our IT consulting and software development processes appraised at CMMI Level 3 for their ability to consistently deliver high-quality work using metrics to proactively manage risk, we offer a project framework that meets the “gold standard” of larger firms. We constantly monitor project metrics to ensure we are meeting objectives and identifying areas for improvement. We have performed software development and conversion projects for over 100 commercial and government entities across health, military, and homeland security organizations including, but not limited to, the Department of Agriculture, Department of Defense, Department of the Navy, Department of Education, Department of Homeland Security, Department of the Treasury, Department of Labor, Department of Logistics Agency, Census Bureau, U.S. Small Business Administration, U.S. Army, U.S. Air Force, U.S. Marine Corps, Department of Veterans Affairs, and General Dynamics Information Technology (formerly Computer Sciences Corporation), publicly traded firms, non-profits, and more.

Through WaveDancer’s acquisition of Gray Matters, Inc. (“GMI” or “Gray Matters”) in December 2021, we gained access to blockchain and encryption algorithm technology. Gray Matters’ focus is on the supply chain management software market and in United States intelligence, national security and diplomatic organizations. Based on GMI's initial technology we developed a commercial blockchain-enabled platform, called Maverix, to provide end-to-end visibility, transparency, and security over complex supply chains.

On March 17, 2023, we entered into and closed a Stock Purchase Agreement with Gray Matters Data Corp. (“GMDC”), a company newly formed by StealthPoint LLC, a San Francisco based venture fund, under which the Company sold all of the shares of GMI. In exchange for this sale, the Company received shares of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred referenced below, approximately a 19.9% interest in the GMDC once GMDC completes its initial anticipated fund raising, cash consideration of approximately $935,000 and contingent annual payments equal to five percent (5%) of GMI’s GAAP based revenue through December 31, 2029 attributable to GMI’s blockchain-enabled digital supply chain management platform and associated technologies. The equity interest StealthPoint and other GMDC investors are receiving is in the form of Series A non-participating convertible preferred stock having a one-time liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company will continue to provide certain administrative services for GMI. The value of these services is estimated to be $65,000 which was paid by GMDC at closing and is not subject to adjustment. The total cash paid at closing was $1,000,000. The Company also has the right to appoint a director to GMDC’s board of directors and the right to co-invest in the anticipated Series B preferred stock financing round which we understand Gray Matters Data Corp. intends to consummate in the future.

Our Strategy

Our strategy is to grow our business organically as well as through acquisitions.

Through the acquisition of Tellenger in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which provides more consistent revenue at significantly higher margins. We have been seeking to purchase other technology companies whose businesses complement the Company’s existing business and whose personnel would better enable us to compete for engagements in our focus areas.

To grow organically, we have hired and plan to continue to hire, business development personnel and intend to become more proactive in bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities. In the current era of digital transformation, companies of all sizes and types recognize the need to leverage enhanced technology to improve their business capabilities, operational efficiencies, and customer experiences. If they approach digital transformation in a structured, timely way they can gain benefits that give them an improved competitive advantage, reduce their time to market, improve the quality of their offerings, and revolutionize their culture in a positive way.

Challenges in providing services to citizens throughout the pandemic heightened awareness and accelerated the progress of modernizations efforts with the U.S. Government. Many government agencies became focused on developing their own government digital strategies in order to improve productivity, streamline data sharing, reduce errors and reduce expenses. Automation also gives governments the information they need to make data-driven decisions.

WaveDancer’s offering has the ability to offer a comprehensive set of technology services, that are built on a foundation of innovative technologies, to provide greater flexibility, agility, and security for IT transformations. We will be able to help organizations modernize, transform and manage their technologies. We plan to capitalize on these opportunities in outreach and bids to market our relevant products and services.

Products and Services

While we offer a range of services, historically, two areas of focus for us have been modernization, including cloud services and migrations, and cybersecurity. With our acquisition of Gray Matters, we began expanding our business by adding blockchain-enabled supply chain management capabilities. Each of these areas are more fully described below. As noted above, on March 17, 2023, we sold an approximate 80.1% equity stake in the Gray Matters business.

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

Tellenger helps organizations understand their current level of cloud maturity and plan for their next phase of cloud adoption, be it a full cloud or hybrid solution or a private or public cloud and aims to address security concerns in the process. We offer consulting and engineering services that range from cloud adoption to application migrations to cloud optimization. Our customer engagements utilize Amazon Web Services, Microsoft Azure, Google Cloud, and Red Hat.

Cybersecurity

Tellenger specializes in cybersecurity by leveraging its resources within software development and cloud services, and took part in designing, developing, and deploying a large cybersecurity initiative for the U.S. Department of Homeland Security’s Continuous Diagnostics and Mitigation (“CDM”) program, which enabled the agency to continuously manage its cybersecurity posture through a dynamic approach to fortifying their networks and systems. Most recently, we have also helped design, develop, and implement a multi-tenant cybersecurity-managed service for government agencies known as Dashboard-as-a-Service (DBaaS).

Blockchain-Enabled Supply Chain Platform

With our purchase of Gray Matters we acquired a U.S. government contract to provide a cloud based software platform for tracking, auditing, and monitoring a complex global supply chain. During 2022, we developed a commercial focused platform, that could also be sold to governmental entities, Maverix, that offers a standard user interface (UI) and user experience (UX) to customers and could also be customized for the defense and intelligence sectors. The thesis of the Maverix platform is that it will bring together all transactions, documentation, authorizations – every aspect of a process – in one zero-trust, web-based interface, giving customers an unprecedented level of accountability, auditability, and predictability.

In light of delays in generating revenue from the Blockchain SCM business and the need to invest significant additional capital into the business over at least the next two years to cover continuing operating cash losses, along with the uncertainty inherent in any early-stage technology business, the Company concluded that its best course of action was to sell a majority stake in the business. As explained in Item 1. above, we sold effectively approximately 80.1% of our equity stake in the GMI business to GMDC on March 17, 2023.

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

Opportunities for our modernization expertise continue to exist as government agencies and private companies are being driven to modernize for various reasons. One major reason is the increasing difficulty of finding and retaining staff with technical skills in outdated but in-use programming languages. Many senior programmers who possess these skills are nearing retirement. Another driving factor is the increased funding by federal and state legislatures to address the upgrading of their legacy systems. Hardware platforms such as Unisys are reaching the horizon of their usefulness, and consequently, older programming and database languages are generally poorly supported by their providers. Maintenance costs are materially increasing as vendors squeeze the most out of clients before the lifecycles of hardware and software expire. The inherent stability of these legacy systems and the costs of modernizing them through traditional methods have been barriers to decision-makers executing on the modernizations, but the increases in resources needed and the decrease in resources available to support these legacy systems will continue to force the issue. In addition, the Internet has added a new level of pressure to compete in the electronic marketplace with sector rivals. Over the next decade, we expect organizations to be under increasing pressure to revamp their older legacy systems.

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

The Company was a major partner in the successful modernization effort of the Small Business Administration (“SBA”) 504 loan program through 2017 and 2018, and we are currently working with those same partners on another modernization effort at the SBA.

Competition

There are hundreds of firms performing traditional information technology services, business intelligence and cybersecurity, and general consulting for the federal government. A great number of them are much larger than we are, and are more established in the marketplace, and have more resources to pursue individual prospects.

The competition in the conversion and modernization market is very strong. Many software professional services companies have had some involvement in this area and profess proficiency in performing these projects. We also face competition from other companies that purport to substantially automate the process through software tools including Blue Phoenix Solutions, Fujitsu, and IBM. Software for enterprise resource planning, such as SAP and Oracle, provides an additional source of competition, although to date, the cost and lengthy installation time for enterprise resource planning software has slowed its implementation in the marketplace. No matter what type of solution is offered, many of our competitors have greater name recognition than our company, a larger, more established customer base, and significantly greater financial and market resources. In addition, our ability to compete in an increasingly crowded marketplace may be hindered by missing credentials and past performance due to the fact that our services to the federal government are principally provided through subcontracts to other firms.

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

We also seek to protect the source code of our proprietary ICONS legacy code conversion tools suite as trade secrets. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data can be protected, the actual data is not, and others are free to create software performing the same function. We believe, however, that the creation of competing databases would be very time-consuming and costly.

Employees

As of December 31, 2022, we had 53 full-time and 8 part-time employees. All of our billable professionals have at least four years of related experience. For computer-related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

Upon closing the sale of GMI to GMDC, discussed in Item 1. above, 13 full-time employees resigned from WaveDancer and accepted employment with GMI.

We have no collective bargaining agreements or other such labor contracts with our employees and believe that our employee relationships are satisfactory. In the long term, management will likely hire additional staff to meet its anticipated growth requirements. We do not anticipate encountering material problems in our ability to hire individuals with the requisite employee skill sets, despite a competitive market for our requisite technical skill sets and government clearances, when required. We utilize fee-based recruiting firms when it is necessary to speed up the process of locating and hiring employees with specialized skill sets and clearances.

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports promptly after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.wavedancer.com.

Item 1A.         Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Our business, financial condition and results of operations could be materially adversely affected by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition, or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may materially adversely affect us in future periods. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely be adversely affected.

Risks Related to Potential Acquisitions

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Tellenger and Gray Matters.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities, as happened with our Gray Matters acquisition.

There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

Risks Related to the Conflict in Ukraine

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

Risks Related to our Business

The following risk factors relate to our consulting and software development services, which we provide through our wholly-owned subsidiary, Tellenger.

We have had operating losses in three of each of the last four years and may not achieve or maintain profitability in the future.

We have incurred operating losses in each of four of the last five years, including net losses of $17,753,838, $1,131,449, $717,246 and $51,034 during the years ended December 31, 2022, 2021, 2019 and 2018, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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

We rely on the technology, infrastructure, and software applications of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some of certain key platform features or functions of our business. Additionally, we rely on computer hardware and cloud capabilities purchased in order to deliver our solutions and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our solutions become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our solutions, cause our solutions to fail, our revenue and margins could decline, or our reputation and brand to be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

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

●	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
●	decline to exercise an option to extend an existing multiple year contract; and
●	claim rights in technologies and systems invented, developed, or produced by us.

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

Although software sales have constituted a significant part of our overall revenue, the gross profit we derive from such sales is very modest, generally less than three percent. Consequently, we are reliant on professional fee revenue to maintain and operate our business. The number of our professional services engagements is limited and we have relied upon several key engagements to provide us with the level of revenue we require to breakeven or gain a modest degree of profitability. Any loss of a key contract will have a detrimental effect on the Company.

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

The market for our products and services is competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. Some of these companies have longer operating histories, greater financial, marketing and other resources, greater name recognition in other markets and a larger base of customers than the Company. In addition, some companies have well-established relationships with our current and prospective customers. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can. Should we not be able to maintain our competitive advantages in light of these factors, it could have a material negative impact on the results of our operations.

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

Our commercial and federal government contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost of providing the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract the profitability of our contracts may be materially and adversely affected.

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

Although we monitor our use of open-source software to avoid subjecting our products and subscriptions to conditions we do not intend, the terms of many open-source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and subscriptions. From time to time, there have been claims against companies that distribute or use open-source software in their products and subscriptions, asserting that open-source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open-source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products and subscriptions on terms that are not economically feasible, to reengineer our products and subscriptions, to discontinue the sale of our products and subscriptions if reengineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. In general, if our estimates, judgments, or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, including uncertainty in the current economic environment due to COVID-19, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

We prepare consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, recent new standards issued by the Financial Accounting Standards Board (“FASB”) could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may in turn adversely affect our results of operations and growth prospects.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control, such as COVID-19, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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

Given the limited amount trading our shares have experienced over the last several years, we have relied on relationships with investors owning material amounts of shares to reach minimum thresholds needed for shareholder approval of matters that were subject to a shareholder vote. The voting control over some of those shares has changed, and there is some question as to whether we can garner enough votes to decide shareholder matters by simple proxy solicitation. We may need to engage a third-party proxy solicitor if we obtain too little response to a proxy solicitation.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet the requirements of this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

Our future success is substantially dependent on our ability to hire, integrate, train, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense where we have a substantial presence and need for highly skilled personnel. We may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs, and potential changes in U.S. immigration and work authorization laws and regulations, including those that restrain the flow of technical and professional talent, may make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. We remain highly dependent on the services of Jamie Benoit, our Chief Executive Officer, who is critical to our thought leadership, market presence, reputation, future vision, and strategic direction. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our solutions. Engineering personnel and other employees in the technology industry, including the cybersecurity industry, are increasingly able to work remotely, which in turn increases employee mobility and our risk of unwanted employee attrition. Our competitors and other companies in the technology industry may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

We have made a number of organizational changes over the past year and, from time to time, key personnel may leave our company. Leadership transitions and management changes can be inherently difficult to manage, may cause uncertainty or a disruption to our business, and may increase the likelihood of turnover in other key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage these and other leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.

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

The success of our business and our ability to operate profitably is dependent upon our ability to hire, retain and utilize qualified personnel, including personnel with expertise in very old computing languages, for which there is a limited supply, and personnel with expertise in cutting-edge immature technologies. We also must be able to hire and retain corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain a sufficient number of qualified personnel. Furthermore, some of our personnel may be required to obtain or hold government-granted clearances to obtain government projects. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

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

●	our ability to successfully and continuously expand our business;
●	decisions by organizations to purchase digital logistics or IT security solutions from larger, more established security vendors or from their primary IT equipment vendors or IT service providers;
●	changes in our pricing policies or those of our competitors;
●	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
●	the lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;
●	our inability to execute, complete or integrate efficiently any acquisition that we may undertake;
●	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;
●	the cost and potential outcomes of future litigation;
●	the departure of key employees;
●	seasonality or cyclical fluctuations in our business;
●	political, economic and social instability, including with respect to the conflict in Ukraine;
●	public health crises, such as the COVID-19 pandemic, and related measures to protect the public health;
●	future accounting pronouncements or changes in our accounting policies or practices;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure; and
●	the amount and timing of costs related to any cost reduction initiatives and the impact of such initiatives.

Any of the above factors, individually or in aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If we fail to effectively manage our growth, if such growth occurs, our business, financial condition and results of operations would be harmed.

There is no assurance that we will be able to successfully implement or scale improvements to our systems, processes, and controls or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.

As part of our efforts to improve our internal systems, processes, and controls, we might license technology from third parties. The support services available for such third-party technology might be outside of our control and may be negatively affected by consolidation in the software industry. In addition, if we do not receive adequate support for the software underlying our systems, processes and controls, our ability to provide solutions and services to our customers in a timely manner may be impaired, which may cause us to lose customers, limit us to smaller deployments of our platform or increase our technical support costs.

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

Item 3.         Legal Proceedings

On January 25, 2023, Jeffrey Gerald, the individual from whom the Company purchased all the outstanding shares of GMI, filed a lawsuit against the Company in the Superior Court of the State of Delaware. In this case, Gerald sued for the one year’s severance of $150,000 and benefits to which he claims he is entitled under his employment agreement with the Company. He has also claimed an anticipatory breach of the payment of $1,500,000 of deferred consideration otherwise due him on December 10, 2023, under the Stock Purchase Agreement between him and the Company and the anticipatory breach to release from escrow 436,481 shares of the Company’s common stock which are held in escrow for application against potential indemnity claims under the Stock Purchase Agreement.

The Company filed an answer denying Gerald’s claims. In addition, the Company filed a counterclaim seeking damages from Gerald associated with the acquisition transaction and arising under the Stock Purchase Agreement. The Company’s counterclaim does not specify the damages being sought.

Other than the foregoing, there are no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

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

Holders

As of December 31, 2022, we had 195 holders of record of our Common Stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends within the foreseeable future. Our management anticipates that all earnings, if any, will be reinvested in our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022 that were not disclosed by the Company on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 15, 2022, an employee tendered 30,435 shares of our common stock to facilitate a cashless exercise of incentive stock options. We did not repurchase any of our equity securities during 2022.

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

Overview

Beginning in August 2021, we embarked on a transformative strategy to reposition the Company as a leader in the Zero-Trust, blockchain and Secure Supply Chain marketplace. In December 2021, we acquired Gray Matters, Inc. (“GMI”) whose blockchain and encryption algorithm technology was built to solve real-world problems through purpose-built innovation in secure Supply Chain Management (SCM) in United States government organizations. After closing on the GMI acquisition, we focused on the second of our two intended foundational acquisitions, Knowmadics, Inc. (“KMI”), a leading Internet of Things (IoT) remote device management and monitoring platform company. After announcing a definitive agreement in March of 2022, we terminated the agreement with KMI on June 6, 2022 due to our inability to raise the funds required to complete the deal under its original terms. Beginning in late 2021 and through the third quarter of 2022, we hired salespeople, marketers, and software engineers, developed, and implemented sales and marketing programs, and expanded our compliance, governance, and administrative infrastructure to support this transformative strategy. The result has been a sharp increase in operating expenses in 2022 as compared to 2021. During the third quarter of 2022, GMI experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, resulted in a decline in the reporting unit’s estimated future cash flows. The delays in realizing revenue and gross margin in GMI coupled with the increase in operating expense resulted in negative operating cash flows for full year 2022 of $6.0 million.

In light of the continuing delays in generating revenue from the Blockchain SCM business and the need to invest significant additional capital into the business over at least the next two years to cover continuing operating cash losses, along with the uncertainty inherent in any early-stage technology business, the Company concluded, in the fourth quarter, that its likely best course of action was to divest of the Blockchain SCM business. On March 17, 2023, the Company sold effectively approximately 80.1% of the equity of its GMI subsidiary to Gray Matters Data Corporation (“GMDC”), whose lead investor is StealthPoint LLC, a venture capital fund, for cash of $0.9 million, approximately 19.9% of the voting securities of GMDC, and future cash payments contingent upon future GMI revenues. See Note 19 to the financial statements for further information about this transaction. The cash consideration and the elimination of cash expenses from the Blockchain SCM operating segment provide the Company with additional short-term liquidity.

As a result of the sale of GMI, the Company’s current business remains its longstanding and legacy government services business through which the Company provides professional services for the benefit of government agencies. In the medium and long term, the Company will need to raise additional capital to grow its business either organically or through acquisitions. The Company is evaluating strategic alternatives which include the potential merger or sale of the Company, including a reverse merger with a private company. Alternatives we consider will most likely require stockholder approval under the rules of the Nasdaq Stock Market.

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

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Consolidated Statements of Operations and the notes to the consolidated financial statements, expressed as a percentage of revenue:

Consolidated

	Year Ended December 31,
	2022	2021
Revenues
Professional fees	77.7%	70.5%
Software sales	22.3%	29.5%
Total revenues	100.0%	100.0%
Cost of revenues
Cost of professional fees	57.6%	47.1%
Cost of software sales	20.9%	28.8%
Total cost of revenues excluding depreciation and amortization	78.5%	75.9%
Gross profit	21.5%	24.1%
Selling, general and administrative expenses	100.4%	41.5%
Change in fair value of contingent consideration	-7.7%	0.0%
Impairment of long-lived assets	31.3%	0.0%
Goodwill impairment	53.7%	0.0%
Loss from operations	-156.2%	-17.4%
Other income (expense):
Interest expense	-0.7%	-0.2%
Other income (expenses), net	0.1%	0.1%
Gain on forgiveness of note payable	0.0%	3.0%
Loss before income tax benefit	-156.8%	-14.5%
Income tax benefit	9.1%	7.1%
Net loss	-147.7%	-7.4%

Prior to the acquisition of GMI and through June 30, 2022, we managed our business as a single operating segment. During the quarter ended September 2022, we reassessed our business strategy and our CODM changed his approach to managing the business and allocating resources. As a result, we determined that beginning July 1, 2022 we had two operating segments: Tellenger and Blockchain SCM. Tellenger provides professional services, primarily to U.S. government agencies, related to legacy software migration and modernization, developing web-based and mobile device solutions, including dynamic electronic forms development and conversion, and data analytics. The Blockchain SCM segment is an early-stage business focused on developing, marketing, and selling a SaaS supply chain management platform built on blockchain technology.

For purposes of discussing our results of operations, we will discuss revenue and gross profit for the discrete Blockchain SCM and Tellenger segments and operating expenses will be discussed on a combined basis. Where possible and meaningful, we discuss specific elements of operating expenses, such as impairments of long-lived assets and goodwill, with reference to the operating segment responsible for such operating expense.

The following table summarizes revenue and gross profit by segment:

	Tellenger		Blockchain SCM		Consolidated
	2022	2021	2022	2021	2022	2021
Revenue:
Professional services	$8,347,052	$10,592,278	$998,970	$-	$9,346,022	$10,592,278
Third-party software	2,675,930	4,441,226	-	-	2,675,930	4,441,226
Total revenue	11,022,982	15,033,504	998,970	-	12,021,952	15,033,504

Gross profit:
Professional services	2,695,627	3,549,357	(282,685)	(39,846)	2,412,942	3,509,511
Third-party software	167,216	106,105	-	-	167,216	106,105
Total gross profit	$2,862,843	$3,655,462	$(282,685)	$(39,846)	$2,580,158	$3,615,616

Gross profit %:
Professional services	32.3%	33.5%	-28.3%	na	25.8%	33.1%
Third-party software	6.2%	2.4%	na	na	6.2%	2.4%
Total	26.0%	24.3%	-28.3%	na	21.5%	24.1%

Tellenger

Revenue

Revenue decreased by 26.7%, or $4.0 million, from $15.0 million in 2021 to $11.0 million in 2022. This net decrease includes a decrease in professional services revenue of 21.2%, or $2.2 million and a decrease in revenue from sales of third-party software, primarily Adobe products, of 39.7% or $1.8 million. Approximately $1.9 million, or 83%, of the $2.2 million decrease in services revenue is attributable to our largest software modernization program. In 2021, we deployed significant resources to achieve particular milestones while in 2022 the level of effort required from us has declined resulting in lower revenue in 2022 versus 2021. The balance of the approximately $0.3 million remaining net decrease in revenue includes incremental revenue as a result of having the Tellenger acquisition for all of 2022 versus just under nine months in 2021, partially offset by a forms modernization program that ended in 2021 having delivered $0.6 million in revenue. That contract generated approximately $0.1 million in gross profit in 2021.

During 2022, we continued to de-emphasize sales of third-party software products because they have generated very low gross profits in the 2.4% to 6.2% range (as shown in the table above) and also require relatively significant administrative effort.

Gross Profit

Gross profit decreased by $0.8 million, or 21.6%, from $3.7 million in 2021 to $2.9 million in 2021, with gross profit percentage increasing from 24.3% to 26.0%. This net decrease in gross profit is nearly all attributable to professional services, with $0.9 million of lower gross profit from our largest software modernization program discussed in Tellenger Revenue above. Gross profit from forms modernization services increased from $0.2 million in 2021 to $0.4 million in 2022, notwithstanding the loss of $0.6 million in revenue from one contract that ended in 2021. The improvement in gross profit percentage for third-party software sales from 2021 to 2022, is a result of our eliminating very low gross margin sales in 2022 versus 2021.

Blockchain SCM

Revenue

We had $1.0 million of revenue in 2022 as compared to zero for the 21 days in 2021 when we owned GMI. At the time of our acquisition of GMI it was in the midst of performing under a prime contract with a U.S. government (“USG”) entity to finalize its supply chain management platform (“Doubtfire”) and gain authority to operate (“ATO”) with that customer. Achievement of ATO is a critical milestone for both expanding the scope of GMI’s initial customer’s use of the platform as well as providing the ability to offer the platform to other USG entities. In the first quarter of 2022 the platform was authorized for use on Amazon Web Services’ GovCloud. AWS GovCloud authorization is necessary for our web-based platforms to be accessed by USG agencies. During the second quarter of 2022, we continued to work towards achieving ATO and in the second quarter we recognized $0.5 million of revenue in connection with those efforts. During the third quarter of 2022, we expended significant time addressing myriad issues identified by our customer with Doubtfire and related processes. In December 2022, we billed and recognized, and subsequently collected, an additional $0.5 million of revenue associated with continued development and maintenance of Doubtfire. However, as of the date of issuing our financial statements Doubtfire has not yet been granted ATO and it is uncertain when or if ATO will be granted.

Gross Profit

During 2022, we had $1.3 million of costs related to the Doubtfire platform and revenue of $1.0 million, resulting in negative gross profit of $0.3 million. The negative margin is due to unanticipated issues with Doubtfire that caused us to expend significant time and resources to resolve. The delays in achieving ATO adversely impacted our ability to generate follow-on sales and gross profit and was a key element of the Company’s decision to divest GMI.

Change in Fair Value of Contingent Consideration

Under the terms of the Gray Matters purchase agreement, the Seller was eligible to receive up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI for the year ended December 31, 2022 (the “Earnout Period”). In the purchase accounting for GMI in the fourth quarter of 2021, we recorded a contingent liability of $930,000 based on our estimate for GMI’s expected performance for 2022, which liability is marked to estimated fair value at each balance sheet date with changes in fair value being a component of our loss from operations. Since that initial estimate there have been delays in the timing of realizing revenue, as well as delays in obtaining new customer contracts which, together, have pushed a material amount of the projected revenue and related gross profit outside of the Earnout Period. As of June 30, 2022 we estimated that the contingent consideration was no longer probable of being realized by the seller and reduced the contingent consideration liability to zero. During the 2022 Earnout Period GMI generated revenue of $998,970 and gross profit of negative $318,337, neither of which meet the minimum revenue and gross profit thresholds for additional consideration of $3,500,000 and $1,500,000, respectively. The result of writing down the contingent liability to zero has been the recognition of non-cash operating income of $930,000.

Impairment of Long-lived Assets and Goodwill

The delays in GMI achieving ATO have resulted in a decline in its estimated future cash flows for this operating segment. Accordingly, we performed an interim goodwill impairment test of the GMI reporting unit as of September 30, 2022, prior to our annual impairment test and the estimated fair value of the Gray Matters reporting unit was determined to be lower than its carrying value. In the third quarter of 2022, we recorded a non-cash pre-tax and after-tax charge of $2,254,624 to impair the carrying value of this reporting unit’s goodwill.

In the fourth quarter 2022, further developments required us to further assess the carrying value of the GMI reporting unit. In December 2022, the Company entered into negotiations with an unrelated investor to provide the capital required to continue to support the Blockchain SCM business. On January 18, 2023, we executed a non-binding letter of intent to sell all of the shares of GMI to the investor (“Buyer”) in exchange for a mix of cash, Buyer common stock, and contingent consideration (the “January LOI”). While the Company continues to believe in the long-term commercial viability of its Blockchain SCM product, it will continue to incur losses and will require additional cash investment before it can generate positive cash flow. We identified the ongoing discussions with the Buyer and arms-length negotiations of fair value of our Gray Matters reporting unit as a trigger event for purposes of assessing impairment of our Gray Matters reporting unit. As a result, in addition to our annual impairment test performed as of October 31, 2022, we performed an additional impairment test as of December 31, 2022.

We further determined that the consideration negotiated with the Buyer under the January LOI was the most objective measure available of the fair value of the GMI reporting unit as of December 31, 2022. As a result of the December 31, 2022 impairment testing of the GMI reporting unit we recorded an impairment of long-lived assets of $3,762,915 and an impairment for the remaining balance of goodwill of $4,205,544, bringing the total goodwill impairment to $6,460,168 for 2022.

Consolidated Expenses and Net Loss

Selling, General and Administrative Expenses (“SG&A")

SG&A expenses increased from $6.2 million in 2021 to $12.1 million in 2022 as follows:

	2022	2021	Increase
Blockchain SCM	$3,782,882	$125,787	$3,657,095

Tellenger	2,252,090	--	--
Corporate	6,029,711	--	--
Sub-total Tellenger and Corporate	8,281,801	6,116,978	2,164,823

	$12,064,683	$6,242,765	$5,821,918

The following table shows the major components of SG&A expenses and the changes from 2021 to 2022. We acquired our Blockchain SCM operating segment in December, 2021 and 2022 expenses include a full year of expenses while 2021 had less than one month.

	2022	2021	Increase
Salaries and benefits	$4,056,845	$2,114,517	$1,942,328
Stock based compensation	1,967,927	1,868,897	99,030
Legal and professional fees	1,604,657	424,970	1,179,687
Depreciation & Amortization	1,443,314	236,598	1,206,716
Acquisition costs	889,696	754,781	134,915
Software, IT & office expenses	546,217	274,576	271,641
Governance and investor relations	435,432	304,739	130,693
Recruiting	286,215	9,091	277,124
Marketing and promotions	235,940	52,241	183,699
All other	598,440	202,355	396,085
Total SG&A	$12,064,683	$6,242,765	$5,821,918

Gain on Debt Forgiveness

In 2021, we had $0.5 million of gain on debt forgiveness related to the Paycheck Protection Program and no gain on debt forgiveness for 2022.

Income Taxes

We recorded a tax benefit of $1.1 million in 2022 and 2021. In connection with our acquisitions of Tellenger and Gray Matters in 2021, we recorded deferred tax liabilities that arise because we have intangible assets that will be amortized for book purposes but not for tax purposes. The recording of these liabilities in 2021 has the effect of allowing us to recognize tax benefits that arose in prior years, primarily related to net operating loss carryforwards, that we were unable to recognize previously. See Note 12 in the notes to the consolidated financial statements for details.

Net Loss

For 2022 we had a net loss of $17.8 million versus $1.1 million in 2021. The $16.7 million increased loss in 2022 includes $10.2 million of impairment charges related to GMI, additional net operating losses of the Blockchain SCM segment of $3.0 million, Tellenger gross profit decrease of $0.8 million, $0.5 million gain on debt forgiveness in 2021 versus none in 2022, and increases of $2.2 million in other selling, general and administrative expenses.

Liquidity and Capital Resources

During the year ended December 31, 2022, the Company generated a loss from operations of $18.8 million, which includes impairment charges of long-lived assets and goodwill at its Blockchain SCM segment totaling $10.2 million. As of December 31, 2022, the Company had working capital of $0.3 million, excluding deferred acquisition consideration of $1.4 million and including cash and cash equivalents of $0.7 million, and had an accumulated deficit of $31.2 million. As of December 31, 2022 the Company had availability of $0.6 million under its bank line of credit. In August 2022, we sold 1,572,506 unregistered shares of our common stock in a private offering at a price of $1.20 per share from which we raised aggregate gross proceeds of $1,887,000.

Beginning in late 2021 and through the third quarter of 2022 we hired salespeople, marketers, and software engineers, developed, and implemented sales and marketing programs, and expanded our compliance, governance, and administrative infrastructure to support this transformative strategy to enter the Blockchain SCM business. During the course of 2022 we also experienced delays in the adoption of our SCM platform by our primary government customer and, as a result, starting in the third quarter and continuing throughout the remainder of the year, we took measures to reduce our operating expenses, including eliminating staff and implementing salary reductions for senior management. For the whole of 2022, however, there has been a sharp increase in operating expenses, without growth in revenue and gross margins, and negative operating cash flows.

Cash consideration from the sale of GMI provided the Company with $1.0 million of cash in March 2023. In the medium and long term, the Company will need to raise additional capital to grow its business either organically or through acquisition. The Company is also evaluating strategic alternatives which include the potential merger or sale of the Company, including a merger with a private company that either has a strong cash position or generates sufficient cash flows from operations. There is no assurance that such activities will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued. We estimate that by the fourth quarter of 2023 the Company will need to raise additional capital to meet its ongoing operating cash flow requirements.

We used cash from operating activities of approximately $6.0 million in 2022 and anticipate that over the twelve months from the date of these financial statements our operating activities may use as much as approximately $1.5 million to $2.0 million, including satisfying our current liabilities of approximately $2.1 million as of December 31, 2022, excluding deferred acquisition consideration of $1.4 million and $0.4 million outstanding under our bank line of credit, and our other typical operating expenses, including payroll for our workforce and other costs.

The Company has no commitments for capital spending nor any plans for material capital expenditures.

Under the terms of our purchase agreement for GMI dated December 10, 2021, a cash payment of $1,500,000 is due to the selling shareholder of GMI (the “GMI Seller”) on the second anniversary of the acquisition, December 10, 2023. The Company is pursuing damages from the GMI Seller associated with the acquisition transaction and arising under the Stock Purchase Agreement. The damages the Company is seeking are intended to offset the payment of the deferred consideration if we are successful in our claim against GMI Seller. Pending adjudication or settlement of the dispute between the Company and GMI Seller, which could extend into 2024, we intend to withhold the deferred consideration amount of $1,500,000. We have no other outstanding debt that we are required to repay over the next 12 months and have no off-balance-sheet arrangements that are likely to have a material future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

As of December 31, 2022, the Company had $0.4 million outstanding under its bank line of credit and had drawn down the full remaining $0.6 million of available borrowings as of the date of this filing. Other sources of liquidity include the Common Stock Purchase Agreement we entered into with B. Riley Principal Capital II, LLC on July 8, 2022 (the “ELOC”), which will enable us to raise additional capital under an equity line of credit. However, the amount of capital we can raise under the ELOC is a function of our trading volume and the market price of our common shares. Based on our recent share price and trading volumes, we do not anticipate that the ELOC will be able to meaningfully support our capital needs. There can be no assurance that additional capital will be available on terms acceptable to us, or at all.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to our accompanying consolidated financial statements. We consider the accounting policies related to revenue recognition to be critical to the understanding of results of operations. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The actual results could be different from these estimates. Our critical accounting estimates are those where we have made particularly difficult, subjective or complex judgments. Changes in the assumptions and conditions included in these critical accounting estimates can materially impact our future financial results.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. The timing of the satisfaction of performance obligations varies based on whether we are selling a product or service and the contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period. Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price. The estimate of standalone selling price for each performance obligation constitutes a critical accounting estimate, since it is particularly complex and subjective and prone to change from period to period.

Stock-Based Compensation

The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. Determining the inputs for the valuation model requires significant judgment, particularly related to the estimation of stock price volatility. Historically there has been a limited public market for the Company’s stock, and as a result the Company estimates its expected volatility by using the volatility of a pool of several public company issuers that operate within its market segment as a benchmark. The Company adjusts the results of the benchmark analysis on the stock price volatility assumption to reflect differences in the size of the benchmark companies and their capital structures as compared to ours. The selection of comparable companies and the amount of the size adjustment require significant judgment and changes in those assumptions could have a material impact on our reported results of operations.

The fair values of option awards granted in 2022 and 2021 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2022	2021
Risk-free interest rate	1.88% - 4.26%	0.46% - 1.26%
Dividend yield	0%	0%
Expected term	3.25 years – 6 years	2.5 years – 5 years
Expected volatility	45.8% - 48.1%	46.0% - 92.0%

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

These estimates were particularly subjective and uncertain during the interim periods of 2022 and at the end of 2022 as it relates to the acquired intangibles in the Gray Matters acquisition due to the relative novelty of blockchain supply chain software solutions, the fast pace of emerging competitive solutions and our limited experience managing and monetizing blockchain technology.

Goodwill, Intangible Assets and Other Long-lived Assets

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

Prior to the acquisition of GMI and through June 30, 2022, we managed our business as a single operating segment. The Company determined that beginning July 1, 2022 we have two operating segments: Tellenger and Blockchain SCM., which are also its two reporting units and its two asset groups for purposes of impairment testing, including impairment of intangible assets, other long-lived assets and goodwill. As discussed further in Note 6 to our consolidated financial statements, during 2022 we recognized goodwill and long-lived asset impairment charges related to our Blockchain SCM unit of $6,460,168 and $3,762,915, respectively, which are separately identified in our consolidated statements of operations.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two operating and reportable segments as of December 31, 2022: Tellenger and Blockchain SCM. As of December 31, 2021, the Company had a single operating and reportable segment.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two years, for which consolidated financial statements are presented herein, there have been no changes in or disagreements with our independent registered accountants on accounting and financial disclosures.

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

None.

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

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11.         Executive Compensation

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14.         Principal Accounting Fees and Services (CohnReznick LLP, Tysons, Virginia, PCAOB ID 596)

The information required by this Item will be presented in, and is incorporated herein by reference to, an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

WaveDancer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WaveDancer, Inc. (formerly Information Analysis Incorporated) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Evaluation of Goodwill and Intangible Assets arising from the acquisition of Gray Matters, Inc. (“GMI”) (Notes 3, 6, 8 and 9 to the Financial Statements)

Critical Audit Matter

As disclosed in the financial statements, goodwill and indefinite-lived intangibles are tested for impairment annually at the reporting unit level on October 31 unless an interim test is required due to the presence of indicators that goodwill and indefinite-lived intangibles may be impaired. Management evaluates the recoverability of the Company’s finite-lived intangible assets and other long-lived assets when events or circumstances indicates a potential impairment exists. As discussed in Note 3 of the financial statements, the Company reassessed its business strategy and the Chief Operating Decision Maker changed his approach to managing the business and allocating resources, resulting in the Company having two operating segments which are also its two reporting units. As further discussed in Note 6 of the financial statements, the Company determined in the three months ended September 30, 2022 that there were indicators of impairment of its GMI reporting unit and, after performing an interim impairment test, determined goodwill was impaired and recorded an impairment charge of approximately $2,250,000. As of year-end, the Company determined there were again triggering events related to the GMI reporting unit resulting in impairment charges of approximately $3,650,000 of intangible assets, $114,000 of long-lived assets and $4,210,000 of goodwill.

The determination of the Company’s reporting units and the fair value of those reporting units and related intangibles in the impairment tests requires significant estimates and assumptions. Changes in these assumptions could have a significant impact on the determination of the need for, and amount of, impairment charges.

Given these factors, auditing management’s impairment tests for goodwill, indefinite-lived and finite-lived intangible assets involved especially challenging, subjective, and complex auditor judgment and increased audit effort.

How our audit addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s impairment assessment of goodwill and intangibles included the following:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment.
●	We evaluated management’s significant accounting policies related to the post-acquisition accounting for acquired assets, including the determination of operating segments and reporting units.
●	We evaluated the reasonableness of management’s determination of reporting units.
●	We gained an understanding of the process used by management to estimate future cashflows, including methods, data, and significant assumptions used.
●

We evaluated management’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans and performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates, to evaluate the changes in the fair value of the reporting unit that would result from changes in assumptions.

●

We evaluated management’s assessment of transactions subsequent to the balance sheet date that had the potential to provide evidence of the value of the reporting unit and related intangible assets as of the balance sheet date and how that information was utilized in management’s conclusions as to impairment.

●

With the assistance of our firm’s valuation professionals with specialized skills and knowledge, we tested the Company’s discounted cash flow models, including certain assumptions such as the discount rates and terminal value as well as the estimates of the fair value of rollover equity and contingent royalty payments.

Stock-based Compensation (Note 14 to the Financial Statements)

Critical Audit Matter

The Company measures stock-based awards at fair value and recognizes compensation expense related to such awards over the respective vesting or service period. The Company uses the Black-Scholes option pricing model to determine the fair value of the awards. Certain inputs in the model used for determination of fair value of the awards of the Company, such as the expected term, volatility, and fair value of stock, require management to make significant judgments.  As disclosed in the financial statements, historically there has been a limited public market for the Company’s stock, and as a result the Company estimates its expected volatility by using the volatility of a pool of several public company issuers that operate within its market segment as a benchmark. The Company adjusts the results of the benchmark analysis on the stock price volatility assumption to reflect differences in the size of the benchmark companies and their capital structures as compared to their own.

Significant judgment is exercised by the Company in determining the selection of guideline companies and, due to the size of the guideline companies chosen, required management to utilize a valuation specialist to determine a premium on the guideline companies’ volatility to increase the volatility used in the Company’s calculation in order to compensate for the size difference between the Company and the selected guideline companies.

Given these factors, the related audit effort in evaluating management’s judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How our audit addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s calculation of volatility used in stock-based compensation included the following:

●

We gained an understanding of and evaluated the design and implementation of the Company’s controls that addressed the risk of material misstatement related to the selection of inputs into the valuation model used for the determination of the fair value of stock-based compensation.

●	We evaluated management’s significant accounting policies related to accounting for stock compensation expense and the selection of inputs in the valuation model for reasonableness.
●	We agreed the inputs of the grant date fair value calculation to the key terms of the underlying agreements and read such agreements to assess the completeness of the inputs utilized.
●

We assessed the appropriateness of the comparable companies used in the volatility calculation, recomputed expected volatility of the Company and volatility of the similar companies using the changes in the respective stock prices over the term.

●

With the assistance of our valuation professionals with specialized skills and knowledge, we assessed the methodology used in determining the volatility, in part by developing an independent range of reasonable values including the related premium to be applied to the comparable companies’ historical volatilities and comparing those to management’s estimates of expected volatility of its stock.

●	We recomputed the fair value of each grant using management’s inputs and compared to the fair value calculated by management.

We have served as the Company’s auditor since 2012.

/s/CohnReznick LLP

Tysons, Virginia

April 17, 2023

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$731,081	$4,931,302
Accounts receivable	1,629,559	1,664,862
Prepaid expenses and other current assets	442,445	276,990
Total current assets	2,803,085	6,873,154

Intangible assets, net of accumulated amortization of $1,600,604 and $201,032 and impairment of $3,649,193 and $0, respectively.	3,000,203	8,048,968
Goodwill, net of impairment of $6,460,168 and $0, respectively.	1,125,101	7,585,269
Right-of-use operating lease asset	376,104	672,896
Property and equipment, net of accumulated depreciation and amortization of $391,628 and $347,886, respectively	597,416	105,256
Other assets	79,305	77,100
Total assets	$7,981,214	$23,362,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$573,789	$650,499
Revolving line of credit	425,000	-
Accrued payroll and related liabilities	676,796	524,055
Commissions payable	125,033	224,250
Income taxes payable	3,101	-
Other accrued liabilities	283,497	204,080
Contract liabilities	182,756	186,835
Operating lease liabilities - current	203,342	192,128
Deferred acquisition consideration - current	1,415,098	-
Total current liabilities	3,888,412	1,981,847

Operating lease liabilities - non-current	303,778	507,120
Deferred tax liabilities, net	59,121	1,167,504
Contingent acquisition consideration	-	930,000
Deferred acquisition consideration - non-current	-	1,335,000
Total liabilities	4,251,311	5,921,471

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 20,838,599 and 18,882,313 shares issued, 19,165,548 and 17,239,697 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	20,839	18,882
Additional paid-in capital	35,865,076	31,789,464
Accumulated deficit	(31,190,801)	(13,436,963)
Treasury stock, 1,673,051 and 1,642,616 shares at cost, as of December 31, 2022 and December 31, 2021, respectively	(965,211)	(930,211)
Total stockholders' equity	3,729,903	17,441,172
Total liabilities and stockholders' equity	$7,981,214	$23,362,643

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenues
Professional fees	$9,346,022	$10,592,278
Software sales	2,675,930	4,441,226
Total revenues	12,021,952	15,033,504

Cost of revenues
Cost of professional fees	6,933,080	7,082,767
Cost of software sales	2,508,714	4,335,121
Total cost of revenues excluding depreciation and amortization	9,441,794	11,417,888

Gross profit	2,580,158	3,615,616

Selling, general and administrative expenses	12,064,683	6,242,765
Change in fair value of contingent consideration	(930,000)	-
Impairment of long-lived assets	3,762,915	-
Goodwill impairment	6,460,168	-

Loss from operations	(18,777,608)	(2,627,149)

Other income (expense)
Interest expense	(81,621)	(37,325)
Other income, net	7,107	12,171
Gain on forgiveness of note payable	-	450,000

Loss before provision for income taxes	(18,852,122)	(2,202,303)

Income tax benefit	1,098,284	1,070,854

Net loss	$(17,753,838)	$(1,131,449)

Net loss per common share - basic and diluted	$(0.98)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	18,057,455	12,574,016

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2020	12,904,376	$129,043	$14,720,065	$(12,305,514)	$(930,211)	$1,613,383
Net loss	-	-	-	(1,131,449)	-	(1,131,449)
Stock option compensation	-	-	1,868,897	-	-	1,868,897
Stock and warrants issued	5,524,937	55,249	14,939,305	-	-	14,994,554
Issuance of stock from exercise of options	453,000	4,530	91,257	-	-	95,787
Change in par value of common stock	-	(169,940)	169,940	-	-	-
Balances at December 31, 2021	18,882,313	18,882	31,789,464	(13,436,963)	(930,211)	17,441,172
Net loss	-	-	-	(17,753,838)	-	(17,753,838)
Stock option compensation	-	-	1,967,927	-	-	1,967,927
Stock issued	1,692,286	1,693	2,035,307	-	-	2,037,000
Issuance of stock from exercise of options	264,000	264	72,378	-	(35,000)	37,642
Balances at December 31, 2022	20,838,599	$20,839	$35,865,076	$(31,190,801)	$(965,211)	$3,729,903

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(17,753,838)	$(1,131,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,443,314	236,598
Impairment of long-lived assets	3,762,915	-
Goodwill impairment	6,460,168	-
Stock-based compensation	1,967,927	1,868,897
Gain on forgiveness of note payable	-	(450,000)
Deferred income tax expense (benefit)	(1,108,383)	(1,070,854)
Amortization of right-of-use assets	183,070	(621,491)
Accretion of deferred acquisition consideration	80,098	-
Change in fair value of contingent consideration liability	(930,000)	-
Changes in operating assets and liabilities:
Accounts receivable	35,303	388,840
Prepaid expenses and other current assets	(15,455)	(127,882)
Contract assets	-	210,688
Other assets	(2,205)	(12,138)
Accounts payable	(76,710)	(111,797)
Contract liabilities	(4,079)	(760,049)
Accrued payroll and related liabilities and other accrued liabilities	235,259	149,345
Operating lease liability	(192,128)	653,653
Commissions payable	(99,217)	42,624
Net cash used in operating activities	(6,013,961)	(735,015)

Cash flows from investing activities
Acquisition of property and equipment	(535,902)	(69,754)
Acquisition of Gray Matters, net of cash acquired	-	(7,278,546)
Acquisition of Tellenger, net of cash acquired	-	(2,233,884)
Net cash used in investing activities	(535,902)	(9,582,184)

Cash flows from financing activities
Borrowing under revolving line of credit	425,000	602,306
Repayments under revolving line of credit	-	(602,306)
Borrowing under long-term note	-	1,000,000
Repayments of long-term note	-	(1,000,000)
Proceeds from issuance of stock	1,887,000	13,294,554
Proceeds from exercise of stock options	37,642	95,787
Net cash provided by financing activities	2,349,642	13,390,341

Net (decrease) increase in cash and cash equivalents	(4,200,221)	3,073,142

Cash and cash equivalents, beginning of year	4,931,302	1,858,160
Cash and cash equivalents, end of year	$731,081	$4,931,302

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021
Interest paid	$1,250	$35,202
Non-cash investing and financing activities
Forgiveness of note payable	$-	$450,000
Deferred and contingent consideration in connection with the acquisition of Gray Matters, Inc.	$-	$2,265,000
Value of common stock issued in connection with:
Common stock purchase agreement	$150,000	$-
The acquisition of Tellenger, Inc.	$-	$200,000
The acquisition of Gray Matters, Inc.	$-	$1,500,000

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         Summary of Significant Accounting Policies

Organization and Business

Founded in 1979 as Information Analysis Incorporated (“IAI”), IAI changed its name to WaveDancer, Inc. (“WaveDancer” or the “Company ”) and converted from a Virginia corporation to a Delaware corporation in December 2021. The Company is in the business of developing and maintaining information technology (“IT”) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations. With our acquisition of Gray Matters, Inc. (“GMI”) in 2021 we expanded our offerings to include licensing and implementation services for proprietary blockchain based Supply Chain Management (“SCM”) software. Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes our company, manages resource allocations, and measures performance among two operating and reportable segments: Tellenger and Blockchain SCM.

Liquidity and Going Concern

During the year ended December 31, 2022, the Company generated a loss from operations of $18,777,608, which includes impairment charges of long-lived assets and goodwill at its Blockchain SCM segment totaling $10,223,083. As of December 31, 2022, the Company had net working capital of $329,771, excluding deferred acquisition consideration of $1,415,098 and including cash and cash equivalents of $731,081, and had an accumulated deficit of $31,190,801. As of December 31, 2022, the Company had availability of $575,000 under its bank line of credit. On March 17, 2023, the Company sold its GMI subsidiary to StealthPoint LLC for cash of $935,000, stock, and future cash payments contingent upon GMI revenues. See Note 19 for further information about this transaction. The cash consideration and the elimination of cash expenses from the Blockchain SCM segment provide additional short-term liquidity. However, we estimate that by the end of 2023 the Company will need to raise additional capital to meet its ongoing operating cash flow requirements as well as to grow its business either organically or through acquisition. The Company is evaluating strategic alternatives which include the potential merger or sale of the Company. There is no assurance that such activities will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company’s consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; fair values of financial instruments, reporting units, intangible assets, and goodwill; useful lives of intangible assets and property and equipment; the valuation of stock-based compensation, the valuation of deferred tax assets and liabilities; and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

See Note 2 for a detailed description of our revenue recognition policy.

Cash and Cash Equivalents

We consider all highly-liquid investments with maturities of ninety days or less at the time of purchase to be cash equivalents. Deposits are maintained with a federally insured bank. Balances at times exceed federally insured limits, but management does not consider this to be a significant concentration of credit risk.

Accounts Receivable

Our payment terms for accounts receivable vary by the types of our customers and the products or services offered. Typically, we invoice for services on a monthly basis, and we invoice for product sales upon delivery.

We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the consolidated statements of operations. We assess collectability on an individual customer basis. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. Our allowance for doubtful accounts as of December 31, 2022 and 2021 was immaterial.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over the lesser of the useful life or five years, purchased software is depreciated over the lesser of three years or the term of the license, and computer equipment is depreciated over three years. Leasehold improvements are amortized over the estimated term of the lease or the estimated life of the improvement, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. Gains and losses on dispositions are recorded in operations.

Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

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

During 2022, the Company began to develop its Maverix blockchain SCM software which it marketed under a Software as a Service (“SaaS”) model, whereby, a customer would not take possession of the Company’s software; rather, the software would be accessed on an as-needed basis over the Internet.

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

Capitalized software development costs are included in property and equipment on the consolidated balance sheets, see Note 7.

Stock-Based Compensation

The Company’s stock-based compensation plans as of December 31, 2022 are described in Note 14 below. Total compensation expense related to these plans was $1,967,927 and $1,868,897 for the years ended December 31, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded, the expense is recognized ratably over the requisite service period. The Company recognizes forfeitures at the time the forfeiture occurs.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. The Company expects that recent tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities. See Note 12.

Loss Per Share

The Company’s loss per share calculation is based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants, and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 17.

Concentration of Credit Risk

During the year ended December 31, 2022, the Company’s prime contracts with U.S. government agencies represented 31.3% of revenue, subcontracts under federal procurements represented 65.4% of revenue, and 3.3% of revenue came from local government and commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 26.0%, 15.8% and 10.3% of revenue, respectively. Revenue in our Tellenger operating segment from one prime contractor under which the Company has multiple subcontracts represented 39.9% of the Company’s revenue in aggregate.

During the year ended December 31, 2021, the Company’s prime contracts with U.S. government agencies represented 31.7% of revenue, subcontracts under federal procurements represented 66.4% of revenue, and 1.9% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 33.2%, 10.0% and 9.6% of revenue, respectively. Revenue in our Tellenger operating segment from one prime contractor under which the Company has multiple subcontracts represented 28.7% of revenue in aggregate.

The Company sold third-party software and maintenance contracts under agreements with one major supplier in 2022 and 2021, accounting for 22.3% and 29.3% of total revenue, respectively.

As of December 31, 2022, the Company’s accounts receivable included receivables from one prime contract and one subcontract under federal procurements that represented 26.5% and 25.8% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 39.2% of the Company’s outstanding accounts receivable in aggregate.

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

Determining fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts, and involves significant estimates and assumptions with respect to the timing and amount of future cash flows, discount rates, market prices, and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed and any noncontrolling interests in the investee, as well as the estimated useful life of each asset can materially impact the consolidated financial statements in periods after acquisition, such as through depreciation and amortization. See Note 8.

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

As discussed further in Note 6, during 2022 we recognized goodwill and long-lived asset impairment charges related to our Blockchain SCM unit of $6,460,168 and $3,762,915, respectively, which are separately identified in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires companies to measure contract assets and contract liabilities from contracts acquired in a business combination in accordance with ASC Topic 606 on the acquisition date. We early adopted the ASU as of January 1, 2022 and will apply it prospectively to future acquisitions. The adoption of this accounting standard had no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2022.

No other recently issued accounting pronouncements are expected to have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

	Year ended December 31, 2022		Year ended December 31, 2021
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$7,521,165	62.6%	$9,383,810	62.5%
Services firm fixed price	998,970	8.3%	367,229	2.4%
Services fixed price over time	407,611	3.4%	634,036	4.2%
Services combination	113,610	0.9%	92,940	0.6%
Services fixed price per unit	304,666	2.5%	114,263	0.8%
Third-party software	2,427,937	20.2%	4,245,730	28.2%
Software support & maintenance	142,891	1.2%	106,428	0.7%
Incentive payments	105,102	0.9%	89,068	0.6%
Total revenue	$12,021,952	100.0%	$15,033,504	100.0%

Contract Balances

Contract Assets

Contract assets consist of assets resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and of amounts withheld from payment of invoices as a financing component of a contract. Changes in contract assets balances in 2022 and 2021 are as follows:

Balance at December 31, 2020	$210,668
Contract assets added	312,475
Revenue billed	(523,143)
Balance at December 31, 2021	-
Contract assets added	-
Revenue billed	-
Balance at December 31, 2022	$-

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contract liabilities balances in 2022 and 2021 are as follows:

Balance at December 31, 2020	$946,884
Contract liabilities added	359,896
Revenue recognized	(1,119,945)
Balance at December 31, 2021	186,835
Contract liabilities added	439,230
Revenue recognized	(443,309)
Balance at December 31, 2022	$182,756

Revenue recognized during 2022 from the balance as of December 31, 2021 was $160,809, and revenue recognized during 2021 from the balance as of December 31, 2020 was $946,884.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets as of December 31, 2022, and 2021. When incurred, these costs are amortized ratably over the expected life of the customer.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software, as well direct costs associated with contract deliverables for which control of the work product has not passed to the customer and contract revenue has not been recognized. These costs are reported under the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances during 2022 and 2021 are as follows:

Balance at December 31, 2020	$89,068
Deferred costs added - maintenance	228,010
Deferred costs added - deliverables	17,406
Deferred costs expensed	(180,266)
Balance at December 31, 2021	154,218
Deferred costs added - maintenance	223,148
Deferred costs expensed	(220,647)
Balance at December 31, 2022	$156,719

Note 3.         Segment Information

Prior to the acquisition of GMI and through June 30, 2022, we managed our business as a single operating segment. During the quarter ended September 2022, we reassessed our business strategy and our CODM changed his approach to managing the business and allocating resources. As a result, we determined that beginning July 1, 2022 we have two operating segments: Tellenger and Blockchain SCM. Tellenger provides professional services, primarily to U.S. government agencies, related to legacy software migration and modernization, developing web-based and mobile device solutions, including dynamic electronic forms development and conversion, and data analytics. The Blockchain SCM segment is an early-stage business focused on developing, marketing, and selling a SaaS supply chain management platform built on blockchain technology.

For the year ended December 31, 2022:

	Tellenger	Blockchain SCM	Corporate	Consolidated
Revenue	$11,023,982	$998,970	$-	$12,022,952
Depreciation and amortization	211,360	1,223,328	8,626	1,443,314
Other significant non-cash items:
Stock-based compensation	175,693	691,472	1,100,762	1,967,927
Change in fair value of contingent consideration	-	(930,000)	-	(930,000)
Impairment of long-lived assets	-	3,762,915	-	3,762,915
Goodwill impairment	-	6,460,168	-	6,460,168
Total other significant non-cash items	175,693	9,984,555	1,100,762	11,261,010
Operating income (loss)	$610,753	$(13,358,651)	$(6,029,710)	$(18,777,608)
Interest expense				(81,621)
Other income, net				7,107
Income tax benefit				1,098,284
Net loss				$(17,753,838)

Acquisition of property and equipment	$10,447	$498,425	$27,030	$535,902

For the year ended December 31, 2021:

	Tellenger	Blockchain SCM	Consolidated
Revenue	$15,033,504	$-	$15,033,504
Depreciation and amortization	167,332	69,266	236,598
Operating loss			$(2,627,149)
Interest expense			(37,325)
Other income, net			12,171
Gain on forgiveness of note payable			450,000
Income tax benefit			1,070,854
Net loss			$(1,131,449)

Acquisition of property and equipment			$69,754

Total assets for each operating segment as of December 31 are as follows:

	2022	2021
Tellenger	$4,000,760	$4,812,450
Blockchain SCM	2,500,000	13,159,805
Corporate	1,480,454	5,390,388
Consolidated	$7,981,214	$23,362,643

Note 4.         Leases

The Company has two significant operating leases, one for its headquarters offices in Fairfax, Virginia and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and have original lease terms ranging from 37 to 67 months and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s consolidated balance sheets as of December 31, 2022 and 2021. The Company previously had an operating lease for its headquarters offices which expired on June 30, 2021 at the end of its 49-month fixed term.

As of December 31, 2022 and 2021, the Company does not have any sales-type or direct financing leases.

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

As of December 31, 2022, our two operating leases had a weighted average remaining lease term of 34 months and a weighted average discount rate of 5.0%. Future lease payments under operating leases as of December 31, 2022 were as follows:

2023	$228,862
2024	174,721
2025	74,804
2026	70,220
Total lease payments	548,607
Less: discount	(41,487)
Present value of lease liabilities	$507,120

The total expense incurred related to its operating leases was $214,241 and $129,709 for the years ended December 31, 2022 and 2021, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Note 5.         Receivables

Accounts receivable as of December 31, 2022 and 2021, consist of the following:

	2022	2021
Billed federal government	$1,573,407	$1,594,473
Billed commercial	56,152	-
Unbilled receivables	-	70,389
Accounts receivable	$1,629,559	$1,664,862

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables include short-term contract assets where billing cycles differ from calendar months, or a monthly fixed billing amount does not reflect the revenue earned in a given month. The accounts receivable balance as of December 31, 2020, was $1,442,231.

Note 6.         Fair Value Measurements

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

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,242	$-	$-	$58,242
Other liabilities:
Fair value of contingent consideration	$-	$-	$-	$-

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,600,663	$-	$-	$1,660,663
Other liabilities:
Fair value of contingent consideration	$-	$-	$930,000	$930,000

The following table reflects the change in fair value of our financial instruments measured at fair value on a recurring basis based on Level 3 inputs:

December 31, 2020	$-
Change in fair value	930,000
December 31, 2021	930,000
Change in fair value	(930,000)
December 31, 2022	$-

Money market funds are highly-liquid investments and are included in cash and cash equivalents on the consolidated balance sheets. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. See Note 8 for a discussion of the fair value of contingent consideration.

The carrying amounts of financial instruments such as accounts receivable and accounts payable approximate the related fair value due to the short-term maturities of these instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table is a summary of gains and losses on assets measured at fair value on a nonrecurring basis:

	2022	2021
Impairment of long-lived assets
Intangible assets	$3,649,193	$-
Right of use assets	113,722	-
	3,762,915	-
Impairment of goodwill	6,460,168	-
Total	$10,223,083	$-

During the third quarter of 2022, our Gray Matters reporting unit, which is the same as our Blockchain SCM operating segment, experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, resulted in a decline in the reporting unit’s estimated future cash flows. Accordingly, we performed an interim goodwill impairment test as of September 30, 2022, prior to our annual impairment test and the estimated fair value of the Gray Matters reporting unit was determined to be lower than its carrying value. In the third quarter of 2022, we recorded a non-cash pre-tax and after-tax charge of $2,254,624 to impair the carrying value of this reporting unit’s goodwill.

For our third quarter 2022 interim goodwill impairment testing, the fair value of the reporting unit was determined using an income approach based on a discounted cash flow (“DCF”) model which requires a complex series of judgments about future events and uncertainties and relies heavily on estimates of expected cash flows, an appropriate discount rate, and a terminal growth rate. Any changes in key assumptions, including failure to grow the revenue and improve the profitability of GMI, or other unanticipated events and circumstances, may affect such estimates. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. The discount rate and terminal growth rate used in our 2022 third quarter interim impairment test for the Gray Matters reporting unit were 22.5% and 3.0%, respectively.

In December 2022, the Company entered into negotiations with the venture capital firm StealthPoint LLC (“SP”) whereby GMI would be spun-off into a stand-alone entity and SP would make a cash investment into the spun-off GMI. In January 2023, SP determined that a spin-off was not acceptable to them and on January 18, 2023 we executed a non-binding letter of intent to sell of the shares of GMI to an affiliate of SP (“Buyer”). While the Company continued to believe in the long-term commercial viability of its Blockchain SCM product, we also believed that GMI would continue to incur losses for a longer period than was originally estimated and would require additional cash investment before it could generate positive cash flow. As of December 31, 2022, we determined that the ongoing discussions with the investor and negotiations of potential value of our Gray Matters reporting unit are considered trigger events for purposes of evaluating the recoverability of that reporting unit and its associated goodwill.

The components of the consideration and methods for valuing them to determine the fair value of the Gray Matters reporting unit are as follows:

Consideration	Amount	Description and Valuation Methodology
Cash, net	$935,000	Cash at closing of $1 million less estimated value of transition services to be provided.
Buyer stock	581,000	Based on estimated post-money valuation of GMI after SP investment, applying a minority interest discount.
Contingent payments	682,000	Annual cash payments, over approximately seven years, up to a total of $4 million, equal to 5% of GMI’s net revenue. Applied a discount rate of 40.8% to projected revenue.
Net working capital	302,000	Carrying value approximates fair value.
Estimated fair value of reporting unit	$2,500,000

As a result of the December 31, 2022 impairment testing of the GMI reporting unit, we recorded a non-cash pre-tax charge for impairment of definite lived intangible assets of $3,649,193, which resulted in a deferred tax benefit of $910,147 and a non-cash pre-tax and after-tax charge of $4,205,544 to impair the remaining balance of goodwill, bringing the total goodwill impairment to $6,460,168 for 2022. We also recorded a non-cash pre-tax impairment charge of right of use assets of $113,722 which resulted in a deferred tax benefit of $16,116.

Note 7.         Property and Equipment

Property and equipment consist of the following as of December 31:

	2022	2021
Software development costs	$498,425	$-
Computer equipment and purchased software	365,874	328,397
Furniture and equipment	117,307	117,307
Leasehold improvements	7,438	7,438
Property and equipment, gross	989,044	453,142
Less: Accumulated depreciation	(391,628)	(347,886)
Property and equipment, net	$597,416	$105,256

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022 and 2021, totaled $43,742 and $35,566, respectively. During 2022, we recorded $498,425 of capitalized internal use software development costs related to the Blockchain SCM segment and zero amortization of software development costs.

Note 8.         Business Combinations

Gray Matters, Inc.

Initial Acquisition in 2021

On December 10, 2021, the Company purchased all the issued and outstanding shares of Gray Matters, Inc. GMI provides supply chain management software designed to aggregate customer data into a single, interconnected, blockchain secured framework. The purchase price of $11,005,100 was composed of the following:

Net cash consideration	$7,240,100
Buyer common stock	1,500,000
Fair value of deferred consideration	1,335,000
Fair value of contingent consideration	930,000
Total	$11,005,100

Common stock consideration consisted of 436,481 shares of WaveDancer common stock valued at $1,500,000 as of the transaction closing date. The deferred consideration of $1,335,000 is the estimated present value as of the closing date of the $1,500,000 cash payment due to the selling shareholder of GMI (the “Seller”) on the second anniversary of the acquisition. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the deferred consideration liability. Accretion of the liability will be recorded as interest expense. Contingent consideration has been estimated using a probability weighted average of possible outcomes, discounted to its net present value as of the acquisition date. We identified the set of possible outcomes and assigned probabilities to each by applying management judgment to the assumptions underlying the projections of 2022 revenue and gross profit. Under the terms of the purchase agreement, the Seller is eligible to receive from zero up to $4,000,000 of additional consideration, payable in cash, based on the amounts of revenue and gross profit achieved by GMI during the year ended  December 31, 2022. We estimated that the outcomes to apply a probability weighting to range from $500,000 to $1,500,000, with an outcome of $1,000,000 given the highest probability weighting. The undiscounted probability weighted outcome was determined to be $1,000,000 and was discounted back to its present value of $930,000 as of December 31, 2021. We applied a discount rate of 6% reflecting our recent secured borrowing rate adjusted to include a premium for the unsecured status of the contingent consideration liability. The contingent consideration liability will be remeasured at fair value at the end of each reporting period and any changes in the fair value will be reported in the consolidated statements of operations until the liability is settled.

The Company incurred $246,045 of legal, valuation, accounting, consulting, and other fees related to the GMI acquisition, and these costs are included in acquisition costs in the consolidated statement of operations. Goodwill was attributable to human capital related intangible assets like the value of the acquired assembled workforce and strategic and enterprise related intangible assets including growth opportunities that were not reportable separately from goodwill. The transaction did not result in a step-up in tax basis and the Company carried over the legacy tax basis of $0 for all intangibles. Neither the intangible assets nor goodwill recorded for financial reporting purposes generates deductible amortization for tax purposes. The consolidated statement of operations includes no revenues and $165,633 net loss from December 10 through December 31, 2021 related to the GMI acquisition.

The purchase price for GMI was allocated as follows:

	Useful Lives (years)	Amounts	Valuation Methodology
Cash		$20,235
Fixed assets		8,902
Intangible assets with estimated useful lives:
Technology	5	2,900,000	Replacement cost and relief from royalty
Customer relationships	6	3,860,000	Multi-period excess earnings
Goodwill		4,560,099
Total assets acquired		11,349,236
Current liabilities		(344,136)
Net assets acquired		$11,005,100

Goodwill also arose from recognizing deferred tax liabilities from recording in the purchase accounting intangible assets that are amortizable for financial reporting but not for income tax purposes. We recorded goodwill of $1,900,069 for this timing difference which, when added to the $4,560,099 of purchase price allocation, resulted in total goodwill of $6,460,168 from the acquisition of GMI.

2022 Developments

We remeasured the contingent consideration liability as of December 31, 2022 and determined that the undiscounted probability weighted outcome had decreased to zero and we reduced the contingent consideration liability amount to zero with a corresponding pick up of $930,000 non-cash income for the year ended December 31, 2022. As discussed in Note 6, in 2022 we recorded impairment charges related to the technology and customer relationships assets of $1,526,564 and $2,122,629, respectively, and goodwill impairment charges of $6,460,168, which reduced the carrying value of goodwill to zero as of December 31, 2022. As discussed in Note 19, on March 17, 2023 the Company sold all the issued and outstanding shares of GMI.

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

The purchase price for Tellenger was allocated as follows:

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

Goodwill also arises from recognizing deferred tax liabilities from recording in the purchase accounting intangible assets that are amortizable for financial reporting but not for income tax purposes. We recorded goodwill of $340,101 for this timing difference which, when added to the $785,000 of purchase price allocation, resulted in total goodwill of $1,125,101 from the acquisition of Tellenger.

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

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions of both Tellenger and Gray Matters occurred on January 1, 2021, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below. Pro forma results for 2021 have been adjusted to exclude $496,027 of legal, valuation and other transaction expenses directly related to the acquisitions.

	2022	2021
Revenues	$12,022,952	$16,789,286
Net loss	$(17,753,838)	$(3,012,182)

Note 9.         Intangible Assets and Goodwill

The following table summarizes our intangible assets as of December 31, 2022 and 2021 and the changes during 2022:

	Weighted Average Useful Life (Years)	December 31, 2021	Additions	Impairment	December 31, 2022
Intangible assets with estimated useful lives
Technology	5.0	$2,900,000	$-	$(1,526,564)	$1,373,436
Customer relationships	6.4	4,950,000	-	(2,122,629)	2,827,371
Non-compete agreements	3.0	120,000	-	-	120,000
Accumulated amortization		(201,032)	(1,399,572)	-	(1,600,604)
Sub-total		7,768,968	(1,399,572)	(3,649,193)	2,720,203
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	-	280,000
Net identifiable intangible assets		$8,048,968	$(1,399,572)	$(3,649,193)	$3,000,203

As of December 31, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

2023	$578,088
2024	548,151
2025	538,092
2026	537,846
2027	347,538
Thereafter	170,488
Total	$2,720,203

Information regarding our goodwill for each operating segment is as follows:

	Tellenger	Blockchain SCM	Consolidated
Goodwill, gross
Balance at December 31, 2021	$1,125,101	$6,460,168	$7,585,269
Additions	-	-	-
Balance at December 31, 2022	1,125,101	6,460,168	7,585,269

Cumulative impairment loss
Balance at December 31, 2021	-	-	-
Impairment expense	-	(6,460,168)	(6,460,168)
Balance at December 31, 2022	-	(6,460,168)	(4,210,168)

Goodwill, net
Balance at December 31, 2021	$1,125,101	$6,460,168	$7,585,269
Balance at December 31, 2022	$1,125,101	$-	$1,125,101

See Note 6 for details on the impairments to intangible assets and goodwill recorded for the year ended December 31, 2022.

Note 10.         Revolving Lines of Credit

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. As of December 31, 2022, there was $425,000 outstanding and $575,000 of borrowing availability under this line of credit and the interest rate in effect was 7.5%.

As of December 31, 2022, the fair value of debt outstanding on our revolving line of credit approximates its carrying value due to the short term nature of the facility.

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

Note 11.         Notes Payable

Paycheck Protection Program (“PPP”) Loan

On April 20, 2020, we were granted a PPP loan in the amount of $450,000. During 2021, we applied for forgiveness of the full amount of the loan including interest and on October 13, 2021 our application for forgiveness was approved. The loan forgiveness is included in the ‘Other income (expense)’ section of the consolidated statements of operations as ‘Gain on forgiveness of note payable’.

There were no outstanding notes payable balances as of December 31, 2022 and 2021.

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

Note 12.         Income Taxes

Income tax expense for the years ended December 31, 2022 and 2021 consists of the following:

	2022	2021
Current income tax (expense) benefit
Federal	$(2,533)	$-
State & Local	(7,566)	(1,813)
	(10,099)	(1,813)
Deferred income tax (expense) benefit
Federal	723,041	973,918
State & Local	385,342	98,749
	1,108,383	1,072,667
Income tax benefit	$1,098,284	$1,070,854

The provision for income taxes is at an effective rate different from the federal statutory rate due principally to the following:

	2022	2021
Loss before taxes	$(18,852,122)	$(2,202,303)
Income tax benefit at federal statutory rate	$3,957,892	$462,484
State income tax benefit, net of federal benefit	379,365	97,318
Permanent Differences	(1,313,947)	(111,237)
Net Operating Loss ("NOL") expirations	(12,431)	-
Other	163,945	19,485
Federal valuation allowance	(2,076,540)	602,804
Income tax benefit	$1,098,284	$1,070,854

Deferred Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2022	2021
Deferred tax assets
Net operating losses	$2,649,902	$547,035
Stock-based compensation	743,915	428,072
Accrued commissions	17,836	50,047
Accrued vacations	46,665	41,331
Fixed assets	1,509	-
Other	28,025	-
Deferred tax assets before valuation allowance	3,487,852	1,066,485
Valuation allowance	(2,793,271)	-
Net deferred tax assets	694,581	1,066,485
Deferred tax liabilities
Intangible Assets	(753,702)	(2,185,281)
Fixed Assets	-	(3,434)
Other	-	(45,274)
Deferred tax liabilities	(753,702)	(2,233,989)
Net deferred tax liabilities	$(59,121)	$(1,167,504)

The Company has net operating loss carryforwards of approximately $9.4 million, of which $1.3 million will expire, if unused, between the years 2023 and 2037. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that, as of December 31, 2022 and 2021, it has no material uncertain tax positions and no interest and penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

Our income tax returns are subject to examination by income taxing authorities in all jurisdictions for which we file tax returns, generally for three years after each return was filed, but extending to years from which net operating loss carryforwards are utilized to reduce current year taxes. We are not currently under audit in any jurisdiction.

Note 13.         401(k) Plans

We have two 401(k) Savings Plans that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $195,367 and $85,199 for the years ended December 31, 2022 and 2021, respectively, which is included in cost of professional fees and selling, general and administrative expenses on the consolidated statements of operations.

Note 14.         Stock-Based Compensation

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. The fair values of option awards granted in 2022 and 2021 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2022			2021
Risk-free interest rate	1.88%	-	4.26%	0.46%	-	.26%
Dividend yield		0%			0%
Expected term (in years)	3.25	–	6	2.5	–	5
Expected volatility	45.8%	-	48.1%	46.0%	-	92.0%

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

2021 Stock Incentive Plan

The 2021 Plan became effective October 11, 2021 and expires October 11, 2031. The 2021 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2021 Plan is 5,000,000. Options under the 2021 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the fair market value of the Company’s stock on the date of grant. Under the Plan, fair market value means the average of the reported high and low sale prices of our common stock on the Nasdaq Stock Market. As of December 31, 2022 and 2021, there were 3,507,000 and 1,590,000, respectively, of outstanding unexpired options issued under the 2021 Plan, of which 1,295,000 and 1,000,000, respectively, were exercisable, and there were 1,458,000 and 3,410,000, respectively, options available to be granted.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016 and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of the grant. As of December 31, 2022 and 2021, there were 773,500 and 940,500 options, respectively, of outstanding unexpired options under the 2016 Plan, of which 629,750 and 578,000 were exercisable, respectively. No additional options may be granted under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 1,950,000. Options under the 2006 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 272,000 and 374,000 outstanding unexpired options remaining from the 2006 Plan as of December 31, 2022 and 2021, respectively, all of which were exercisable.

The status of the options issued under the foregoing option plans as of December 31, 2022 and 2021, and changes during the years then ended were as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,395,000	$0.31	4 years, 5 months	$1,591,223
Granted	1,982,500	4.48
Exercised	(453,000)	0.21
Expired	(20,000)	0.17
Outstanding at December 31, 2021	2,904,500	$3.17	4 years, 11 months	$5,195,253
Granted	1,952,000	2.82
Exercised	(264,000)	0.28
Expired	(5,000)	0.35
Forfeited	(35,000)	1.30
Outstanding at December 31, 2022	4,552,500	3.21	6 years, 5 months	$95,397
Exercisable at December 31, 2022	2,196,750	$3.31	4 years, 4 months	$95,397

The total intrinsic value of options exercised in the years ended December 31, 2022 and 2021 was $756,888 and $1,179,855, respectively.

Nonvested stock option awards as of December 31, 2022 and 2021, and changes during the years then ended were as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	235,000	$0.64	$0.36
Granted	1,982,500	4.48	1.55
Vested	(1,265,000)	4.07	1.35
Nonvested at December 31, 2021	952,500	$4.08	$1.51
Granted	1,952,000	2.82	1.36
Vested	(513,750)	3.90	1.47
Forfeited	(35,000)	1.30	0.62
Nonvested at December 31, 2022	2,355,750	$3.11	$1.32

As of December 31, 2022, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $1,709,838, which is expected to be recognized over a weighted average period of 9.5 months.

Note 15.         Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 4,500,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. We issued 119,780 common shares valued at $150,000 to B. Riley as a commitment fee. The cost of the shares is included in prepaid expenses and other current assets on the condensed consolidated balance sheet and will be charged to additional paid in capital as shares are sold under the ELOC. As of December 31, 2022, no shares have been sold to B. Riley under the Purchase Agreement.

Note 16.         Private Offerings of Common Stock

In August 2022 the Company sold 1,572,506 unregistered shares of its common stock in a private offering at a price of $1.20 per share from which it raised aggregate gross proceeds of $1,887,000.

In March 2021, the Company sold 330,666 unregistered shares of its common stock in a private offering at a price of $1.50 per share from which it raised aggregate gross proceeds of $495,999.

In August 2021, the Company sold 1,400,000 units at a price of $2.00 per unit, each unit consisting of one unregistered share of common stock and one warrant exercisable at $3.00 for one share of common stock, in a private offering from which it raised aggregate gross proceeds of $2,800,000. The warrants expire on August 31, 2026. 1,400,000 shares of common stock issuable upon exercise of warrants in connection with the offering have been reserved for issuance.

In December 2021, the Company sold 3,289,526 units at a price of $3.04 in a private offering from which it raised $10,000,000 resulting in the issuance of a like number of shares of common stock and Series A warrants exercisable for 657,933 shares of common stock. The warrants are exercisable at a price of $4.50 per share, with the warrants exercisable from January 1, 2023 through December 31, 2026. If the shares underlying the warrants are not registered when the warrants become exercisable, the warrants can be exercised on a cashless basis. The warrants are subject to mandatory exercise if, commencing January 1, 2024, the volume weighted average price per share for 10 consecutive trading days equals or exceeds $12.50.

The total offering costs associated with the sales of unregistered shares of common stock in 2022 and 2021 were not material.

The shares in the private offering transactions in August of 2022 are unregistered and subject to a six-month holding period under SEC Rule 144 before the securities are able to be sold in the public market.

The shares in the private offering transactions in August and December of 2021 were unregistered and were subject to a six-month holding period under SEC Rule 144 before the securities were able to be sold in the public market. The warrants are also exercisable for unregistered shares and are freely transferable after six months from their issuance. The shares underlying the warrants must be held for a period of at least six months if exercised for cash. If exercised on a cashless basis, the shares can be freely traded once the holding period of the warrants and the shares is at least six months combined. The warrants are freestanding securities that are separately exercisable and legally detachable from the common shares and have been classified as equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The proceeds from the offerings in August and December of 2021 were allocated using the relative fair value method as follows:

	Common	Paid-In
	Stock	Capital	Total
August 2021
Unregistered shares	$14,000	$2,142,000	$2,156,000
Warrants	-	644,000	644,000
Total	$14,000	$2,786,000	$2,800,000
December 2021
Unregistered shares	$32,895	$9,295,105	$9,328,000
Warrants	-	672,000	672,000
Total	$32,895	$9,967,105	$10,000,000

Note 17.         Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss, because the inclusion of such items would be antidilutive. The antidilutive effect of 841,724 and 692,312 shares from stock options and 75,371 and 39,847 shares from warrants were excluded from diluted shares for the years ended December 31, 2022 and 2021, respectively.

Note 18.        Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2022 and 2021:

	2022	2021
Licenses and subscriptions	$196,277	$43,146
Stock issuance costs	150,000	-
Prepaid insurance	96,168	72,800
Deferred costs of software sales	-	154,218
Other	-	6,826
Total	$442,445	$276,990

The following table summarizes the Company’s other current liabilities as of December 31, 2022 and 2021:

	2022	2021
Legal and professional fees	$190,200	$144,486
Cost of professional services	45,762	-
Cost of software sales	19,180	7,652
Interest expense	1,195	1,002
Other	27,160	50,940
Total	$283,497	$204,080

Note 19.         Subsequent Event

On March 17, 2023, the Company entered into and closed a Stock Purchase Agreement with Gray Matters Data Corp. (“GMDC”), a company newly formed by StealthPoint LLC, a San Francisco based venture fund, under which the Company sold all of the shares of its subsidiary, Gray Matters, Inc. In exchange for this sale, the Company received shares of common stock of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred referenced below, approximately a 19.9% interest in GMDC after completion of its initial anticipated fund raising, cash consideration of approximately $935,000 and contingent annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029 attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. The equity interest StealthPoint and other GMDC investors, other than WaveDancer, are receiving is in the form of Series A non-participating convertible preferred stock having a one-time liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company will continue to provide certain administrative services for GMI. The value of these services is estimated to be $65,000 which was paid by GMDC at closing and is not subject to adjustment. The total cash paid at closing was $1,000,000. The Company also has the right to appoint a designee to GMDC’s board of directors and a right to co-invest in the anticipated Series B preferred stock financing round which GMDC. intends to consummate in the future. The Stock Purchase Agreement contains customary representations, warranties, indemnities, and covenants.

EXHIBIT INDEX

Exhibit No.         Exhibit

2.1	Plan of Domestication (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

2.2

Stock Purchase Agreement, dated November 12, 2021, among Jeffrey P. Gerald, Gray Matters, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

2.3

Stock and Warrant Purchase Agreement, dated as of March 18, 2022, by and among the Company, Knowmadics, Inc., the sellers party thereto, and Shareholder Representative Services LLC as Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the 2021 Company’s Annual Report on Form 10-K filed on April 12, 2022)

10.1+	Executive Employment Agreement, by and between the Company and G. James Benoit, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2021)

10.2+	Executive Employment Agreement, by and between the Company and Timothy G. Hannon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2022)

10.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2021)

10.4*	Commercial Line of Credit Renewal Agreement, dated April 30, 2022, by and between the Company, Tellenger, Inc. and Summit Community Bank

10.5*	Business Loan Agreement, dated April 30, 2022, by and between the Company, Tellenger, Inc. and Summit Community Bank

10.6*	Commercial Security Agreement, dated April 30, 2022, by and between the Company, Tellenger, Inc. and Summit Community Bank

10.7+	2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed on April 19, 2006)

10.8+	2016 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s definitive proxy statement filed on April 11, 2016)

10.9+	2021 Stock Incentive Plan (incorporated by reference to Appendix 4 of the Company’s definitive proxy statement filed on October 26, 2021)

10.10	Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 16, 2021)

10.11	Common Stock Purchase Agreement by and between WaveDancer, Inc., and B. Riley Principal Capital II, LLC dated July 8, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 11, 2022)

10.12	Registration Rights Agreement by and between WaveDancer, Inc., and B. Riley Principal Capital II, LLC dated July 8, 2022 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 11, 2022)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm, CohnReznick LLP

24.1*	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

+   Management contract, compensatory plan or arrangement.

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.

By:	/s/ G. James Benoit
G. James Benoit, Chief Executive Officer
April 17, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. James Benoit and Timothy G. Hannon, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ G. James Benoit	Chief Executive Officer	April 17, 2023
G. James Benoit

By:	/s/ Timothy G. Hannon	Chief Financial Officer	April 17, 2023
Timothy G. Hannon

By:	/s/ Paul B. Becker	Director	April 17, 2023
Paul B. Becker

By:	/s/ James C. DiPaula, Jr.	Director	April 17, 2023
James C. DiPaula, Jr.

By:	/s/ Jack L. Johnson, Jr.	Director	April 17, 2023
Jack L. Johnson, Jr.

By:	/s/ William Pickle	Director	April 17, 2023
William Pickle

By:	/s/ Donald J. Tringali	Director	April 17, 2023
Donald J. Tringali

By:	/s/ Bonnie K. Wachtel	Director	April 17, 2023
Bonnie K. Wachtel