Form 10-K/A
period 2022-12-31
WAVEDANCER, INC.
filed 2023-05-01
CIK 803578

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

As of March 31, 2023, there were 19,340,548 outstanding shares of the registrant’s common stock.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Form 10-K”) of WaveDancer, Inc. (the “Company”) for the fiscal year ended December 31, 2022 (the “2022 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. The Company is filing this Amendment to amend Part III of the Form 10-K to include the information required by and not included in Part III of the Form 10-K because the Company does not intend to file its definitive proxy statement within 120 days of the end of the 2022 Fiscal Year.

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

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

The following sets forth certain information, as of March 31, 2023, about each member of our Board of Directors (the “Board”), including an account of their specific business experience; the names of publicly held and certain other corporations of which they also are, or have been within the past five years, directors; and a discussion of their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors. The entire Board is elected annually for a term to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Name of Director	Age	Director Since	Position with the Company
Paul B. Becker	61	2021	Director
G. James Benoit Jr.	51	2021	Director, CEO and Chairman
James C. DiPaula, Jr.	61	2021	Director
Jack L. Johnson, Jr.	66	2021	Director
William H. Pickle	73	2015	Director
Donald J. Tringali	65	2021	Director
Bonnie K. Wachtel	67	1992	Director

Paul B. Becker, Rear Admiral, USN (ret), age 61, is a former Naval Intelligence Officer and senior executive with a unique combination of business, military, cyber and leadership experience. As the CEO of “The Becker T3 Group” consultancy he founded in 2016, he leverages an outstanding network of U.S. and international security leaders to provide clients with an understanding of National Security trends and activities. He’s successfully developed and implemented all-source intelligence strategies for large, diverse international teams. From 2016 to 2017, Paul led the Presidential Transition’s Intelligence Community Landing Team which provided policy input, strategic guidance and operational counsel to a new administration. He served as Director of Intelligence for the Joint Chiefs of Staff beginning in 2013. Additional military service includes Director of Intelligence for the U.S. Pacific Command in Hawaii and the International Security Assistance Force Joint Command in Afghanistan, commanding officer of CENTCOM’s Joint Intelligence Center in Tampa, and Assistant Naval Attaché to France.

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

G. James Benoit, Jr. age 51, has spent his career devoted to the intelligence and national security missions of the United States. From 2009 to 2019, he served as the CEO of FedData and Domain5, a pair of technology companies supplying secure hardware, engineering, analytics, network engineering and computer network operations support services to the National Intelligence Community and the Department of Defense. On his watch, FedData grew from start-up to nearly $500 million in revenue and over $30 million in earnings.

In 2015, Mr. Benoit led FedData through the acquisition of a distressed asset and successfully turned the asset around. He sold FedData in 2018, earning the stockholders and private equity partners an IRR greater than 80%. As CEO, Mr. Benoit secured over $300 million in asset-based credit facilities, $40 million in revolving facilities and over $75 million in senior unsecured debt. Mr. Benoit most recently led FedData through the successful capture of a 5-year, more than $500 million, contract supporting the intelligence community. Mr. Benoit retired as CEO of FedData in December 2019.

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

James C. “Chip” DiPaula, Jr., age 61, is Co-President of the Digital Commerce Division of Ascential plc. Mr. DiPaula is Co-Founder of Flywheel Digital, a pioneering digital advertising firm that optimizes ecommerce sales for the world’s largest brands. Flywheel was acquired in 2018 by Ascential, plc.

Mr. DiPaula’s public sector experience includes serving as Chief of Staff to the Governor of Maryland from 2005 to 2007 and serving as the youngest Secretary of the Maryland Department of Budget & Management in state history from 2003 to 2005. In this capacity, he oversaw development of a $26 billion state budget and resolved $4 billion in budget deficits through performance-based budgeting.

Mr. DiPaula received his Bachelor of Science degree in Business Administration from Towson University.

Jack L. Johnson, Jr., 66, is the CEO and Managing Partner for Jack Johnson and Associates, a strategic consulting firm located in McLean, VA. The firm specializes in providing business and risk consulting to clients domestically and internationally, particularly in the areas of business risk, pre- and post-sale merger and acquisition support, business integration as well as in-depth security assessments.

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

William H. Pickle, 73, is a government affairs/business development consultant with over 30 years of experience at senior levels within the federal government. Since 2007, Mr. Pickle has served as President of The Pickle Group, LLC, a Washington DC-based business development company. Mr. Pickle served as the 37th Sergeant at Arms (SAA) of the United States Senate. Mr. Pickle was nominated for this senior position by Senate Majority Leader Bill Frist and elected by the Senate in March 2003. He was re-elected in January 2005. In this position, Mr. Pickle served as the Senate's Chief Operating Officer, Chief of Protocol, Chief of Security; and managed over 950 Senate employees and an annual budget exceeding $200 million. As SAA, Mr. Pickle worked closely with Senators, Committees and senior Senate staff on a daily basis. In addition, as the SAA, he served as Chairman of the U.S. Capitol Police Board with direct oversight for a 2200 person police department with a budget of $300 million. Prior to his Senate service, Mr. Pickle served in several Senior Executive Service (SES) positions within the Executive Branch, which included being the first SES Director of the Transportation Security Administration and a Deputy Inspector General of the Department of Labor.

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

Donald J. Tringali, age 65, is the founder and current CEO of Augusta Advisory Group, a boutique financial and business consulting firm providing a full range of executive, operations and corporate advisory services to companies. He has held a variety of C-level executive positions and directorships for public and private companies across many industries. He is currently on the boards of Swiss Water Decaffeinated Coffee, Inc. (SWP.TO) and POSaBIT Systems Corporation (PBIT.CN). He is the former Chairman of the Board of National Technical Systems, Inc. (NTSC), a leading international testing and engineering firm that was sold to a private equity firm in 2013, and the former Executive Chairman of the Board of Cartesian, Inc. (CRTN), an international telecom consulting company, which was sold to private equity in 2018. Mr. Tringali began his career as a corporate attorney in Los Angeles, where he was a partner in a prominent firm representing public and private companies in general business matters and M&A transactions. Mr. Tringali holds a Bachelor of Arts in Economics from UCLA and a Juris Doctor from Harvard Law School.

Bonnie K. Wachtel, 67, is a principal of Wachtel & Co., Inc., a boutique investment firm based in Washington, D.C. Her career spans investment banking, valuation consulting, and oversight of financial reporting and internal controls. Ms. Wachtel has been a director of six Nasdaq-listed companies since joining her firm in 1984, and currently serves on the Board of VSE Corporation (VSEC), a provider of engineering services principally to federal government clients. From November 2013 through 2021, she was a director of The ExOne Company, (XONE), a global provider of 3D printing machines, products, and services. Her securities industry experience includes service on the Advisory Committee for the National Market System Consolidated Audit Trail, LLC, an entity created by order of the SEC, and ten years on the Hearing Panel for Nasdaq Listing Qualifications.

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

Executive Officers

The following table sets forth the name, age (as of March 31, 2023) and position of each of our executive officers.

Name of Executive Officer	Age	Position With Company
G. James Benoit, Jr.	51	Chief Executive Officer and Chairman
Timothy G. Hannon	59	Chief Financial Officer

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no officers, directors and 10% beneficial owners who failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act during our 2022 fiscal year.

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

Procedures for Stockholder Nominations to the Board of Directors

In connection with our reincorporation of the Company into Delaware, we adopted new bylaws which contain procedures for stockholder nominations to the Board. Under our bylaws, a stockholder (“Proposing Stockholder”) must provide written notice to the Secretary of the Company at the principal executive offices of the Corporation: (x) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, in advance of the anniversary of the previous year's annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year's annual meeting or not later than 60 days after the anniversary of the previous year's annual meeting; and (y) with respect to any other annual meeting of stockholders, not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the annual meeting and (2) the close of business on the tenth day following the first date of public disclosure of the date of such meeting. The Proposing Stockholder’s notice must include:

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

Audit Committee

We have a separately designated standing audit committee. This committee currently has three members, Bonnie K. Wachtel (Chairperson), James C. DiPaula, Jr., and Donald J. Tringali. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the NASDAQ Stock Market; as such standards apply specifically to members of audit committees. The Board has determined that Ms. Wachtel is our “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The current audit committee charter is available for viewing on our Web site at www.wavedancer.com on the Governance Documents page under the Investors heading.

Item 11.	Executive Compensation

The Summary Compensation Table below sets forth compensation information for (i) those individuals who served as the Chief Executive Officer during 2022, (ii) up to two other individuals serving as executive officers on December 31, 2022 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) hereof but for the fact they were not serving as an executive officer on December 31, 2022 (collectively “Named Executive Officers”):

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary[1] ($) (c)	Bonus ($) (d)	Option awards[2] ($) (f)	All other compensation[3] ($) (i)	Total ($) (j)
G. James Benoit Jr.	2022	181,311	-	115,200	2,681	299,192
Chief Executive Officer	2021	18,833	14,323	1,614,500	477	1,648,133
Timothy G. Hannon	2022	250,313	-	537,050	5,050	792,413
Chief Financial Officer	2021	43,636	-	42,500	-	86,136

[1]	During 2022 Mr. Benoit and Mr. Hannon elected to forego portions of their salaries and received stock option awards instead. The salary amounts foregone and included in column (c) for Mr. Benoit was $89,870 and for Mr. Hannon was $25,000. Mr. Benoit and Mr. Hannon were granted 360,000 stock options and 40,000 stock options, respectively, on November 21, 2022. See note 2 below for further details on these grants.

[2]	Assumptions used to determine the fair value of option awards in column (f) can be found in Note 12 to our financial statements.

The vesting of all option awards granted to executive officers in 2022 and 2021 are subject only to the term of service.

The 2022 option award for Mr. Benoit represents an award of 360,000 options on November 21, 2022, exercisable at $0.86 per share with 120,000 shares exercisable on each of November 21, 2023, 2024 and 2025, and expiring on November 21, 2032. The 2021 option awards for Mr. Benoit represent an award of 30,000 options on August 26, 2021, exercisable at $2.80 per share on August 26, 2024, and expiring on August 26, 2026, and an award of 1,000,000 options on December 30, 2021, immediately exercisable at $4.89 per share, and expiring on December 30, 2026.

 The 2022 option awards for Mr. Hannon represent an award of 250,000 shares on March 22, 2022 exercisable at $4.99 per share with 75,000 shares exercisable on each of March 22, 2023, 2024 and 2025, and expiring on March 22, 2032 and an award of 40,000 options on November 21, 2022, exercisable at $0.86 per share with approximately 13,333 shares exercisable on each of November 21, 2023, 2024 and 2025, and expiring on November 21, 2032. The 2021 option award for Mr. Hannon represents an award of 25,000 options on December 30, 2021, at $4.89 per share, with 12,500 exercisable on December 30, 2022, and 12,500 exercisable on December 30, 2023, and expiring December 30, 2026.

[3]	Amounts in column (i) are for employer matching contributions to each individual’s 401(k) defined contribution account under our company-wide 401(k) Pension and Profit-Sharing Plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On August 26, 2021, an employment agreement was executed between the Company and G. James Benoit, Jr., who was named as the Chief Executive Officer of the Company. Under the agreement, Mr. Benoit receives a base salary of $60,000, which may be adjusted periodically by the board of directors, with eligibility to receive an annual performance bonus up to 100% of his base salary based on measurement standards to be determined by the Board’s compensation committee. Under the agreement, Mr. Benoit was granted options to purchase 30,000 shares of Company’s common stock under its 2016 Stock Incentive Plan and 1,000,000 options upon the adoption of its 2021 Stock Incentive Plan. The board of directors voted on March 18, 2022, with an effective date of the same, to increase Mr. Benoit’s base rate of pay by $107,500, and to further increase his base rate of pay by an additional $107,500 effective August 26, 2022, the anniversary date of his employment agreement. In the event of Mr. Benoit’s termination other than for Cause, death, disability, or by Mr. Benoit Without Good Reason (as defined in the agreement), he is entitled to receive pro-rated bonus, severance payments at the same rate as the base salary for a period of twelve months following the date of termination, and continued participation in all benefit plans for which he is legally eligible during the severance period.

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

The following table sets forth the outstanding equity awards as of December 31, 2022 for the Named Executive Officers of the Company:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)		Option exercise price ($) (e)	Option expiration date (f)
G. James Benoit Jr.	-	360,000	(1)	$0.86	11/21/32
G. James Benoit Jr.	-	30,000	(2)	$2.80	08/26/26
G. James Benoit Jr.	1,000,000	-		$4.89	12/30/26
Timothy G. Hannon	-	40,000	(1)	$0.86	11/21/32
Timothy G. Hannon	12,500	12,500	(3)	$4.89	12/30/26
Timothy G. Hannon	-	225,000	(4)	$4.99	03/22/32

(1)	One third vests on each of November 21, 2023, 2024 and 2025.
(2)	Vests on August 26, 2024.
(3)	Vests on December 30, 2023.
(4)	75,000 shares vest on each of March 22, 2024 and 2025.

Each Named Executive Officer is a salaried employee, without any guaranteed incentives. Bonuses and stock option awards are at the discretion of the Compensation Committee of the Board of Directors. Executive officers are eligible to participate in the WaveDancer 401(k) Pension and Profit-Sharing Plan under the same terms and matching percentages as other salaried employees.

The Company has no outstanding stock awards to any executive officer.

Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2022, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2022.

Compensation of Directors

For the first two quarters of the year ended December 31, 2022, the Company paid each non-employee director a quarterly fee of $7,500 to serve on the Board, with non-employee committee chairpersons receiving an additional $2,500 quarterly fee. For the third and fourth quarters of the year ended December 31, 2022, directors’ fees were reduced by half to $3,750 per quarter to serve on the board and an additional $1,250 for non-employee committee chairpersons. Options to purchase shares of common stock may be issued in addition to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following Table describes all compensation for each director for the year ended December 31, 2022.

Name	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compen-sation ($) (e)	Non- qualified deferred compen- sation ($) (f)	All Other Compen- sation ($) (g)	Total ($) (h)
Paul B. Becker[1]	22,500	-	2,300	-	-	-	24,800
James C. DiPaula, Jr.[2]	22,500	-	-	-	-	-	22,500
Jack L. Johnson, Jr.[3]	30,000	-	-	-	-	-	30,000
William H. Pickle[4]	22,500	-	2,300	-	-	-	24,800
Linda L. Singh[5]	13,750	-	24,000	-	-	-	37,750
Donald J. Tringali[6]	30,000	-	-	-	-	-	30,000
Bonnie K. Wachtel[7]	30,000	-	-	-	-	-	30,000
Mark T. Krial[8]	18,100	-	-	-	-	-	18,100

[1]	Had an aggregate amount of 60,000 options outstanding at December 31, 2022.
[2]	Had an aggregate amount of 50,000 options outstanding at December 31, 2022.
[3]	Had an aggregate amount of 70,000 options outstanding at December 31, 2022.
[4]	Had an aggregate amount of 100,000 options outstanding at December 31, 2022.
[5]	Had an aggregate amount of 50,000 options outstanding at December 31, 2022. Resigned as a director effective March 20, 2023.
[6]	Had an aggregate amount of 80,000 options outstanding at December 31, 2022.
[7]	Had an aggregate amount of 90,000 options outstanding at December 31, 2022.
[8]	Completed term as a director effective September 13, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants, as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of Outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders1,2,3	4,552,500	$3.21	1,458,000
Equity compensation plans not approved by security holders	-	-	-
Total	4,552,500	$3.21	1,458,000

1
The Company’s 2021 Stock Incentive Plan was approved by the Company’s stockholders on December 2, 2021, has an effective date of October 11, 2021, and expires on October 11, 2031 (the “2021 Plan”). The 2021 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2021 Plan is 5,000,000. Options granted under the 2021 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors

2
The Company’s 2016 Stock Incentive Plan was approved by the Company’s stockholders on June 1, 2016, has an effective date of April 4, 2016, and expires on April 4, 2026 (the “2016 Plan”). The 2016 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options granted under the 2016 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

3
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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the beneficial ownership of our common stock held (a) as of November 21, 2022, by each person who is known by us based on Schedule 13G, Schedule 13D, and Section 16(a) filings to beneficially own more than 5% of the outstanding shares of our common stock, and (b) as of March 31, 2023, by each current director, each Named Executive Officer; and by all current directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent Of Class(1)
Joseph P. Daly	1,578,200	(2)	8.2%

Security Ownership of Management

Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent Of Class(1)
G. James Benoit, Jr., Chairman, Director, Chief Executive Officer	3,409,110	(4)	16.1
Timothy G. Hannon, Chief Financial Officer	87,500	(5)	*
Paul B. Becker, Director	25,000	(6)	*
James C. DiPaula, Jr., Director	584,651	(7)	3.0
Jack L. Johnson, Jr., Director	135,000	(8)	*
William H. Pickle, Director	306,405	(9)	1.6
Donald J. Tringali, Director	95,000	(10)	*
Bonnie K. Wachtel, Director	323,800	(11)	1.7

All directors and executive officers as a group	4,966.466		23.0

*	Beneficial Ownership represents less than 1% of the class of shares.

(1)
The foregoing percentages are based on the number of shares of our common stock outstanding as of March 31, 2023, of 19,340,548, and for each beneficial owner and all directors and officers as a group includes all options and warrants exercisable within 60 days of March 31, 2023.

(2)
The address of Joseph P. Daly is 497 Circle Freeway, Cincinnati, OH 45246. This information was obtained solely from a Schedule 13D/A filed with the SEC on November 21, 2022. Mr. Daly owns 408,200 shares directly and 1,170,000 through EssigPR Inc.

(3)	The address of record for all directors and executive officers is care of the Company at 12015 Lee Jackson Memorial Hwy, Ste 210, Fairfax VA 22033.
(4)	Includes 1,000,000 shares issuable upon the exercise of options and 750,000 shares issuable upon the exercise of warrants to purchase common stock.
(5)	Includes 87,500 shares issuable upon the exercise of options.
(6)	Includes 25,000 shares issuable upon the exercise of options.
(7)	Includes 25,000 shares issuable upon the exercise of options and 58,553 shares issuable upon the exercise of warrants to purchase common stock.
(8)	Includes 45,000 shares issuable upon the exercise of options and 35,000 shares issuable upon the exercise of warrants to purchase common stock.
(9)	Includes 65,000 shares issuable upon the exercise of options and 68,290 shares issuable upon the exercise of warrants to purchase common stock.
(10)	Includes 45,000 shares issuable upon the exercise of options and 25,000 shares issuable upon the exercise of warrants to purchase common stock.
(11)	Includes 65,000 shares issuable upon the exercise of options and 25,000 shares issuable upon the exercise of warrants to purchase common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

A "Related Party Transaction" is any transaction directly or indirectly involving any related party that would need to be disclosed under Item 404(a) of Regulation S-K. The Company has determined as a policy that any Related Party Transaction requires the approval of the Board of Directors.

In connection with a private placement of its shares, in August 2022, the Company sold 1,572,506 shares of its common stock at a price of $1.20 per share to 16 accredited investors. The investors included G. James Benoit, Jr., Chairman and Chief Executive Officer, who purchased 500,000 shares at an aggregate price of $600,000, James C. DiPaula, director, who purchased 208,334 shares at an aggregate price of $250,000, and William C. Pickle, director, who purchased 41,167 shares at an aggregate price of $50,000.

During the fiscal year ending December 31, 2022, the Company did not engage in any additional Related Party Transactions.

Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the NASDAQ Stock Market:

Paul B. Becker
James C. DiPaula, Jr.
Jack L. Johnson, Jr.
William H. Pickle
Donald J. Tringali
Bonnie K. Wachtel

There are no family relationships between any directors or executive officers of the Company.

Item 14.	Principal Accounting Fees and Services (CohnReznick LLP, Tysons, Virginia, PCAOB ID 596)

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audits of the Company's annual financial statements for the years ended December 31, 2022 and 2021, respectively, and fees billed for other services rendered by our principal accountants during those periods.

Fee Category	2022 Fees	2021 Fees
Audit Fees	$313,400	$261,034
Tax Fees	61,018	5,205
Total Fees and Services	$374,418	$266,239

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and for the review of the Company’s financial statements included in its quarterly reports on Form 10‑Q.

Tax Fees consist of fees related to tax compliance, tax advice and tax planning services.

Policy on Audit Committee Pre-Approval

In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees, that are to be performed by CohnReznick LLP, our independent registered public accounting firm, subject to the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee's pre-approval of non-audit services involves consideration of the impact of providing such services on CohnReznick LLP's independence. All 2022 and 2021 non-audit services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(1)	Financial Statements and schedules
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

31.3*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Executive Officer

31.4*	Rule 13a-14(a) / 15a-14(a) Certification by Chief Financial Officer

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.

By:	/s/ G. James Benoit
G. James Benoit, Chief Executive Officer
April 28, 2023

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

Signature		Title	Date
By:	/s/G. James Benoit	Chief Executive Officer	April 28, 2023
G. James Benoit

By:	/s/Timothy G. Hannon	Chief Financial Officer	April 28, 2023
Timothy G. Hannon

By:	/s/Paul B. Becker	Director	April 28, 2023
Paul B. Becker

By:	/s/James C. DiPaula, Jr.	Director	April 28, 2023
James C. DiPaula, Jr.

By:	/s/Jack L. Johnson, Jr.	Director	April 28, 2023
Jack L. Johnson, Jr.

By:	/s/William Pickle	Director	April 28, 2023
William Pickle

By:	/s/Donald J. Tringali	Director	April 28, 2023
Donald J. Tringali

By:	/s/Bonnie K Wachtel	Director	April 28, 2023
Bonnie K. Wachtel