Form 10-Q
period 2023-03-31
WAVEDANCER, INC.
filed 2023-05-22
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of May 18, 2023:

Common Stock, $0.001 par value – 19,259,834, shares outstanding

This document is also available through our website at http://ir.wavedancer.com/.

WaveDancer, Inc.	Form 10-Q March 31, 2023

WAVEDANCER, INC.

FORM 10-Q

WaveDancer, Inc.	Form 10-Q March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WaveDancer, Inc.	Form 10-Q March 31, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$814,722	$731,081
Accounts receivable	1,633,972	1,629,559
Prepaid expenses and other current assets	826,804	442,445
Total current assets	3,275,498	2,803,085

Intangible assets, net of accumulated amortization of $352,278 and $308,217, respectively	1,137,722	1,181,783
Goodwill	1,125,101	1,125,101
Right-of-use operating lease asset	344,387	376,104
Property and equipment, net of accumulated depreciation and amortization of $401,725 and $391,628, respectively	88,894	98,991
Contingent consideration receivable	682,000	-
Equity investment	557,128	-
Other assets	79,305	79,305
Assets held for sale	-	2,316,845
Total assets	$7,290,035	$7,981,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$513,651	$573,789
Revolving line of credit	1,000,000	425,000
Premium financing note payable	276,173	-
Accrued payroll and related liabilities	544,410	676,796
Commissions payable	70,223	125,033
Income taxes payable	3,101	3,101
Other accrued liabilities	432,555	283,497
Contract liabilities	127,091	182,756
Operating lease liabilities - current	211,077	203,342
Deferred acquisition consideration	1,435,576	1,415,098
Total current liabilities	4,613,857	3,888,412

Operating lease liabilities - non-current	245,739	303,778
Deferred tax liabilities, net	59,121	59,121
Total liabilities	4,918,717	4,251,311

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 20,932,885 and 20,838,599 shares issued, 19,259,834 and 19,165,548 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	20,933	20,839
Additional paid-in capital	35,856,349	35,865,076
Accumulated deficit	(32,540,753)	(31,190,801)
Treasury stock, 1,673,051 shares at cost, as of March 31, 2023 and December 31, 2022	(965,211)	(965,211)
Total stockholders' equity	2,371,318	3,729,903
Total liabilities and stockholders' equity	$7,290,035	$7,981,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Professional fees	$2,103,458	$2,066,690
Software sales	56,665	928,822
Total revenues	2,160,123	2,995,512

Cost of revenues
Cost of professional fees	1,446,417	1,391,609
Cost of software sales	56,908	907,433
Total cost of revenues excluding depreciation and amortization	1,503,325	2,299,042

Gross profit	656,798	696,470

Selling, general and administrative expenses	1,611,528	2,373,532
Change in fair value of contingent consideration	-	-

Operating loss from continuing operations	(954,730)	(1,677,062)

Other income (expense), net	91	594
Interest expense	(35,448)	(19,319)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(990,087)	(1,695,787)

Provision for income taxes	-	463,573

Net loss from continuing operations before equity in net loss of affiliate	$(990,087)	$(2,159,360)

Equity in net loss of affiliate	(23,872)	-

Net loss from continuing operations	(1,013,959)	(2,159,360)

(Loss) income from discontinued operations	(335,993)	81,052

Net loss	$(1,349,952)	$(2,078,308)

Basic and diluted loss per share from continuing operations	$(0.05)	$(0.12)
Basic and diluted loss per share from discontinued operations	$(0.02)	$-
Basic and diluted loss per share	$(0.07)	$(0.12)

Weighted average common shares outstanding
Basic and diluted	19,212,199	17,294,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,349,952)	$(2,078,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	335,993	(81,052)
Depreciation and amortization	54,158	57,513
Stock-based compensation	288,172	229,966
Deferred income tax expense	-	463,573
Amortization of right-of-use assets	31,717	44,919
Accretion of deferred acquisition consideration	20,478	19,319
Equity in net loss of affiliate	23,872	-
Changes in operating assets and liabilities:
Accounts receivable	(4,413)	(7,210)
Prepaid expenses and other current assets	(267,033)	(181,729)
Accounts payable	(60,138)	(348,176)
Contract liabilities	(55,665)	(37,143)
Accrued payroll and related liabilities and other accrued liabilities	16,672	699,898
Operating lease liability	(50,304)	(46,615)
Commissions payable	(54,810)	25,793
Cash used in operating activities of continuing operations	(1,071,253)	(1,239,252)
Cash used in operating activities of discontinued operations	(693,106)	(707,876)
Net cash used in operating activities	(1,764,359)	(1,947,128)

Cash flows from investing activities
Acquisition of property and equipment	-	(11,773)
Proceeds from disposal of business	935,974	-
Net cash provided by (used in) investing activities	935,974	(11,773)

Cash flows from financing activities
Borrowing under revolving line of credit	575,000	-
Premium financing borrowings	305,759
Premium financing repayments	(29,586)	-
Proceeds from issuance of stock	53,453	-
Proceeds from exercise of stock options	7,400	26,799
Net cash provided by financing activities	912,026	26,799

Net increase (decrease) in cash and cash equivalents	83,641	(1,932,102)

Cash and cash equivalents, beginning of period	731,081	4,931,302
Cash and cash equivalents, end of period	$814,722	$2,999,200

Supplemental cash flow Information
Interest paid	$18,356	$1,002
Non-cash investing and financing activities
Non-cash proceeds on disposal of business	$1,263,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2022	20,838,599	$20,839	$35,865,076	$(31,190,801)	$(965,211)	$3,729,903
Net loss	-	-	-	(1,349,952)	-	(1,349,952)
Stock option compensation	-	-	353,658	-	-	353,658
Forfeiture of stock options on disposal of business (Note 2)	-	-	(407,322)	-	-	(407,322)
Stock issued	74,286	74	37,557	-	-	37,631
Issuance of stock from exercise of options	20,000	20	7,380	-	-	7,400
Balances at March 31, 2023	20,932,885	$20,933	$35,856,349	$(32,540,753)	$(965,211)	$2,371,318

Balances at December 31, 2021	18,882,313	$18,882	$31,789,464	$(13,436,963)	$(930,211)	$17,441,172
Net loss	-	-	-	(2,078,308)	-	(2,078,308)
Stock option compensation	-	-	312,176	-	-	312,176
Issuance of stock from exercise of options	105,000	105	26,694	-	-	26,799
Balances at March 31, 2022	18,987,313	$18,987	$32,128,334	$(15,515,271)	$(930,211)	$15,701,840

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2023

WAVEDANCER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Business

Founded in 1979 as Information Analysis Incorporated (“IAI”), IAI changed its name to WaveDancer, Inc. (“WaveDancer” or the “Company”) and converted from a Virginia corporation to a Delaware corporation in December 2021. The Company is in the business of developing and maintaining information technology (“IT”) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations.

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). Subsequent to the sale the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation.

Prior to March 17, 2023, we had two operating segments: Tellenger and Blockchain SCM. Given the classification of GMI, which comprised all of the material operations of the Blockchain SCM segment, as a discontinued operation (see Note 2), the Company now manages its business as one reportable operating segment.

Liquidity and Going Concern

During the three months ended March 31, 2023, the Company generated a loss from continuing operations of $1,013,959. As of March 31, 2023, the Company had working capital of only $97,217, including cash and cash equivalents of $814,722 and excluding deferred acquisition consideration payable of $1,435,576 (See Note 12), and had an accumulated deficit of $32,540,753. We estimate that by the end of 2023 the Company will need to raise additional capital to meet its ongoing operating cash flow requirements as well as to grow its business either organically or through acquisitions. The Company is evaluating strategic alternatives which include the potential merger or sale of the Company. There is no assurance that such activities will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company’s unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 17, 2023 (the “Annual Report”), as amended. The accompanying December 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements included in the Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

WaveDancer, Inc.	Form 10-Q March 31, 2023

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 include the accounts of WaveDancer and its condensed consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Other than as discussed in “Equity Method Investments” below, there have been no changes in the Company’s significant accounting policies as of March 31, 2023, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

Equity Method Investments

The Company accounts for investments in which it owns between 20% to 50% of the common stock or has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323 - Equity Method Investments and Joint Ventures (“ASC 323”). Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The Company reflects its share of gains and losses from the investment in equity in net loss of affiliate in the unaudited condensed consolidated statements of operations using the most recently available earnings data at the end of the period.

In connection with the sale of GMI to GMDC on March 17, 2023, (the "Sale Date"), the Company received common stock in GMDC representing approximately 24.9% of the equity of GMDC. The Company accounts for its investment in GMDC in accordance with the equity method. For the period from March 18 through March 31, 2023, the Company recognized $23,872 as its share of GMDC’s net loss. The Company expects to maintain its investment in GMDC until GMDC’s controlling shareholders determine it is in their best interest to monetize their investment, which we expect may be three to five years. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and the treatment of GMI as a discontinued operation.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates due to uncertainties. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses; fair values of financial instruments, intangible assets, and goodwill, including the underlying estimates of cash flows of our products and reporting unit; useful lives of intangible assets and property and equipment; the valuation of stock-based compensation, and the valuation of deferred tax assets and liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, and the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration of Credit Risk

During the three months ended March 31, 2023, the Company’s prime contracts with U.S. government agencies represented 8.9% of revenue, subcontracts under federal procurements represented 87.7% of revenue, and 3.4% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 31.0%, 24.0%, and 13.9% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 50.9% of the Company’s revenue in aggregate.

During the three months ended March 31, 2022, the Company’s prime contracts with U.S. government agencies represented 34.3% of revenue and subcontracts under federal procurements represented 65.1% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. One prime contract represented 27.9% of revenue, and three subcontracts under federal procurements represented 26.9%, 16.0%, and 11.0% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 37.9% of the Company’s revenue in aggregate.

The Company sold third-party software and maintenance contracts under agreements with one major supplier, accounting for 2.6% and 30.5% of total revenue during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company’s accounts receivable included receivables from three subcontracts under federal procurements that represented 41.0%, 12.0%, and 12.5% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 61.7% of the Company’s outstanding accounts receivable in aggregate.

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

WaveDancer, Inc.	Form 10-Q March 31, 2023

Note 2.	Sale and Deconsolidation of GMI and Discontinued Operations

On March 17, 2023, the Company entered into and closed a Stock Purchase Agreement with GMDC, a company newly formed by StealthPoint LLC, a San Francisco based venture fund, under which the Company sold all of the shares of its subsidiary, Gray Matters, Inc. In exchange for this sale, the Company received common shares of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred stock referenced below, 24.9% interest in the purchaser, cash consideration of $935,974 and contingent annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029 attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. Payments will be calculated for each calendar year and are due by March 31 of the following year. GMDC also agreed to pay the Company approximately $133,148 for certain of GMI’s operating expenses for the period beginning March 1, 2023 through March 17, 2023. The receivable for this payment is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of March 31, 2023.

The equity interest StealthPoint and other GMDC investors received is in the form of Series A non-participating convertible preferred stock having a one-times (1x) liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company continues to provide certain administrative services for GMI. The value of these services is estimated to be $65,000 which was paid by GMDC at closing and is not subject to adjustment. The $65,000 prepayment is included in other accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 and will be amortized as a reduction to selling, general and administrative expenses ratably over the three-month period ending June 30, 2023 after which time we anticipate that no further transition services will be provided. The total cash received at closing was $1,000,974. The Company also has the right to appoint a representative to GMDC’s board of directors and a right to co-invest in the anticipated Series B preferred stock financing round which GMDC intends to consummate in the future.

The components of the consideration received and the methods for determining their fair values are as follows:

Consideration	Amount	Description and Valuation Methodology
Cash at closing	$935,974	Cash received at closing less estimated value of transition services to be provided.
Cash after closing	133,148	Actual cash operating expenses of GMI from March 1 through March 17, 2023 (prior to the transfer of GMI to GMDC)
GMDC common stock	581,000	Based on Series A preferred stock issuance to other GMDC investors for $3,000,000 in cash and application of an option pricing model backsolve method and a minority interest discount to estimate the fair value of the common shares of GMDC.
Contingent payments	682,000	Estimated by applying a discount rate of 40.8% to the projected cash receipts expected over the 7-year horizon. (See Note 5)
Total consideration	$2,332,122

The GMDC common stock is accounted for as an equity method investment (see Note 1). The contingent consideration receivable will be remeasured at fair value at the end of each reporting period with adjustments reported in the consolidated statement of operations until the receivable is settled.

The Company recognized a gain on the sale of GMI of $100,615, which is included in net loss on discontinued operations in the unaudited condensed consolidated statement of operations, and immediately deconsolidated GMI upon its sale. GMDC was not a related party of the Company at the time of its purchase of GMI. Subsequent to our deconsolidation of GMI, GMI and GMDC are related parties of the Company due to our equity interest in GMDC.

The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2023 and 2022, which reflects the results of the Blockchain SCM operating segment (See Note 1).

	2023	2022
Costs of customer contract fulfillment	$74,223	$320,405
Operating expenses -
Salaries and benefits	484,249	234,848
Intangibles amortization	85,338	306,789
Stock based compensation, before forfeitures	65,487	82,210
Forfeitures of stock option	(407,322)	-
Other operating expenses	134,633	151,666
Change in fair value of contingent consideration	-	12,609
Gain on sale of GMI	(100,615)	-
Loss before income tax benefit	(335,993)	(1,108,527)
Income tax benefit	-	1,189,579
Net (loss) income on discontinued operations	$(335,993)	$81,052

During the three months ended March 31, 2023, there was a total of 715,000 unvested stock options forfeited by GMI employees, including 527,500 forfeited by employees who resigned from WaveDancer, on the Sale Date, and were offered employment by GMDC. Stock-based compensation expense of $407,322, previously recognized for these forfeited options, was taken back into income in March 2023.

The following table presents the components of the assets of our discontinued operations that were classified as held for sale as of December 31, 2022. As of March 31, 2023, GMI had been sold and its accounts deconsolidated from the condensed consolidated balance sheet.

December 31, 2022
Customer relationship intangible asset, net of amortization	$1,057,722
Technology intangible asset, net of amortization	760,698
Capitalized software development costs	498,425
Total assets of discontinued operations	$2,316,845

Note 3.	Revenue from Contracts with Customers

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

WaveDancer, Inc.	Form 10-Q March 31, 2023

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

Disaggregation of Revenue from Contracts with Customers

	Three months ended March 31,
	2023		2022
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,880,662	87.1%	$1,912,996	63.9%
Services fixed price over time	102,402	4.7%	51,154	1.7%
Services combination	33,090	1.5%	9,000	0.3%
Services fixed price per unit	87,304	4.1%	93,540	3.1%
Third-party software	56,665	2.6%	863,038	28.8%
Software support & maintenance	-	0.0%	49,169	1.6%
Incentive payments	-	0.0%	16,615	0.6%
Total revenue	$2,160,123	100.0%	$2,995,512	100.0%

WaveDancer, Inc.	Form 10-Q March 31, 2023

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized as of March 31, 2023 and December 31, 2022.

Accounts receivable as of March 31, 2023 and December 31, 2022, consist of the following:

	March 31, 2023	December 31, 2022
Billed federal government	$1,578,443	$1,573,407
Billed commercial	55,529	56,152
Unbilled receivables	-	-
Accounts receivable	$1,633,972	$1,629,559

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three months ended March 31, 2023 and 2022, are as follows:

Balance as of December 31, 2022	$182,756
Contract liabilities added	-
Revenue recognized	(55,665)
Balance as of March 31, 2023	$127,091

Balance as of December 31, 2021	$186,835
Contract liabilities added	19,280
Revenue recognized	(56,423)
Balance as of March 31, 2022	$149,692

Revenues recognized during the three months ended March 31, 2023 and 2022, from the balances as of December 31, 2022 and 2021, were $55,665 and $48,708, respectively.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. As of December 31, 2022 and March 31, 2023 the Company $0 of deferred costs of revenue. Changes in deferred costs of revenue balances for the three months ended March 31, 2022, are as follows:

Balance as of December 31, 2021	$154,218
Deferred costs added	2,800
Deferred costs expensed	(55,362)
Balance as of March 31, 2022	$101,656

WaveDancer, Inc.	Form 10-Q March 31, 2023

Note 4.	Leases

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

As of March 31, 2023 and December 31, 2022, the Company does not have any sales-type or direct financing leases.

Each of the Company’s operating lease assets represent its right to use an underlying asset for the lease term and the related lease liability represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement dates in determining the present value of lease payments. The operating lease assets also include any lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements include rental payments escalating annually for inflation at a fixed rate. These payments are included in the initial measurement of the operating lease liabilities and operating lease assets. The Company does not have any rental payments which are based on a change in an index or a rate that can be considered variable lease payments, which would be expensed as incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

As of March 31, 2023, our two operating leases had a weighted average remaining lease term of 32 months and a weighted average discount rate of 5.0%. Future lease payments under operating leases as of March 31, 2023, were as follows:

Remainder of 2023	$172,223
2024	174,721
2025	74,804
2026	70,220
Total lease payments	491,968
Less: discount	(35,152)
Present value of lease liabilities	$456,816

The total expense incurred related to its operating leases was $38,053 and $56,414 for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WaveDancer, Inc.	Form 10-Q March 31, 2023

The following table presents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,295	$-	$-	$3,295
Contingent consideration receivable	$-	$-	$682,000	$682,000

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,242	$-	$-	$58,242

As discussed in Note 2 above, in connection with its sale of GMI, the Company received contingent consideration that requires to GMDC to make annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029, up to a cumulative maximum of $4,000,000, attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. The fair value of the contingent consideration was estimated based on GMDC’s forecast of revenue, the estimated after-tax payments to the Company, and the present value of the after-tax payments based on discount rate that reflects the risk of achieving the timing and amount of forecasted payments. The significant inputs utilized in estimating the fair value of contingent consideration include the forecast of revenues, the income tax rate of 27.0 percent, and the discount rate of 40.75 percent.

The following table is a roll-forward of the Level 3 fair value measurements.

Fair value of contingent consideration:
December 31, 2022	$-
Additions during quarter	682,000
March 31, 2023	$682,000

There were no unrealized gains or losses recognized in income for the three months ended March 31, 2023.

Note 6.	Intangible Assets and Goodwill

Information regarding our intangible assets is as follows:

	Useful Life (Years)	December 31, 2022	Additions	March 31, 2023
Intangible assets with estimated useful lives
Customer relationships	8.0	1,090,000	-	1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(308,217)	(44,061)	(352,278)
Sub-total		901,783	(44,061)	857,722
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,181,783	$(44,061)	$1,137,722

	Useful Life (Years)	December 31, 2021	Additions	March 31, 2022
Intangible assets with estimated useful lives
Customer relationships	8.0	1,090,000	-	1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(131,973)	(44,061)	(176,034)
Sub-total		1,078,027	(44,061)	1,033,966
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,358,027	$(44,061)	$1,313,966

As of March 31, 2023, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2023	$132,183
2024	146,307
2025	136,248
2026	136,248
2027	136,248
Thereafter	170,488
Total	$857,722

Note 7.	Stock-Based Compensation

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

WaveDancer, Inc.	Form 10-Q March 31, 2023

The Company recognizes compensation costs on a straight-line basis over the service period of the awards. There were no option awards granted in the three months ended March 31, 2023. Fair values of option awards granted in the three months ended March 31, 2022, were estimated using the Black-Scholes option pricing model under the following assumptions:

	2022
Risk-free interest rate	1.91%	-	2.41%
Dividend yield		0%
Expected term (years)	5.75	-	6.00
Expected volatility	45.8%	-	46.1%

Determining the assumptions for the expected term and volatility requires management to exercise significant judgment. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility to that of several public company issuers that operate within its market segment. The guideline companies’ volatility was increased by a size adjustment premium of 30% to compensate for the difference in size between the guideline companies and the Company in its calculation.

There were 912,000 options with grant date fair values totaling $2,074,670 granted during the three months ended March 31, 2022. There were 20,000 and 105,000 options and no options exercised during the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, there was $846,860 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of 16 months.

Total compensation expense related to these plans was $288,172 and $229,966 for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.	Revolving Line of Credit and Notes Payable

Summit Line of Credit

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. As of March 31, 2023, there was $1,000,000 outstanding under this line of credit and there were borrowings of $575,000 and no repayments during the three months ended March 31, 2023. As of March 31, 2023, there is no borrowing availability under this line of credit. The line of credit expired on May 16, 2023, and the Company is in discussions with Summit to further extend the line of credit.

Premium Financing Note Payable

The Company entered into a Premium Finance Agreement (“Premium Agreement”) on March 7, 2023, to purchase a one-year term directors and officers insurance policy. The Premium Agreement is for $305,759 at a fixed rate of 8.75% per annum, amortized over ten months. The Premium Agreement requires ten fixed monthly principal and interest payments of $31,815 from March 24, 2023, to December 24, 2023.

Note 9.	Sales of Shares Under Common Stock Purchase Agreement

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

On August 11, 2022 and November 10, 2022, the Company issued to B. Riley 89,835 and 29,945 shares, respectively, as a commitment fee in accordance with the Purchase Agreement. The total value of the commitment fee shares was $150,000 and is included in prepaid expenses and other current assets on the unaudited consolidated condensed balance sheet as of December 31, 2022. The commitment fee represents prepaid stock issuance cost and is being amortized to additional paid in capital as shares are sold under the Purchase Agreement. During the three months ended March 31, 2023, the Company amortized $15,822 of the commitment fee.

During the three months ended March 31, 2023, the Company sold 74,286 shares of common stock to B. Riley at an average price of $0.72 per share, net of fees of approximately $0.04 per share. The net proceeds from these sales were $53,453.

WaveDancer, Inc.	Form 10-Q March 31, 2023

Note 10.	Income Taxes

During the three-month periods ended March 31, 2023 and 2022, the Company’s effective tax rate was 0%. The primary factors contributing to the difference between the statutory tax rate and the effective tax rate for the quarter ended March 31, 2023, are primarily driven by the presence of a full valuation allowance in all taxing jurisdictions.

WaveDancer, Inc.	Form 10-Q March 31, 2023

Note 11.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 345,987 shares from stock options were excluded from diluted shares for the three months ended March 31, 2023. The antidilutive effect of 778,196 shares from stock options and 530,435 shares from warrants were excluded from diluted shares for the three months ended March 31, 2022.

Note 12	Subsequent Events

Settlement of Litigation

On April 28, 2023, WaveDancer, Inc. (the “Company”) and Jeffrey Gerald, the individual from whom the Company purchased all the outstanding shares of Gray Matters, Inc. (“GMI”), executed an agreement to settle pending litigation between them (the “Settlement Agreement”). On January 25, 2023, Gerald, as the result of the termination of his employment, filed a lawsuit against the Company for one year’s severance of $150,000 and benefits to which he claimed he was entitled under his employment agreement with the Company. He had also claimed an anticipatory breach of the payment of $1,500,000 of deferred consideration otherwise due him on December 10, 2023, under the Stock Purchase Agreement between him and the Company and an anticipatory breach to release from escrow 436,481 shares of the Company’s common stock which are held in escrow for application against potential indemnity claims under the Stock Purchase Agreement.

The Company filed an answer denying Gerald’s claims. In addition, the Company filed a counterclaim seeking damages from Gerald associated with the acquisition transaction and arising under the Stock Purchase Agreement.

The principal terms of the Settlement Agreement are:

(a)	All amounts due to Gerald related to the GMI acquisition, including the $1,500,000 of deferred consideration, are deemed satisfied and such obligations are extinguished;

(b)	The Company will release from escrow 436,481 shares of the Company’s common stock 90 days after the date of the Settlement Agreement;

(c)	The Company will pay Gerald $25,000 as reimbursement for legal costs; and,

(d)	Gerald and the Company agreed to mutual general releases of one another.

As a result of the settlement, the Company estimates that in the second quarter of 2023 it will recognize a gain on extinguishment of debt, net of expenses, of $1,410,576.

WaveDancer, Inc.	Form 10-Q March 31, 2023

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●

Most of our revenue is generated directly or indirectly from U.S. government agencies which may experience an interruption in their funding if the debt ceiling is not raised by the U.S. Congress, which in turn could cause a delay or loss of revenue for us.

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
●

We depend on computing infrastructure operated by Microsoft and other third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of our 2022 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

WaveDancer, Inc.	Form 10-Q March 31, 2023

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

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). The Company’s retained interest in GMI of 24.9% is accounted for as an equity method investment. Subsequent to the sale the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout this Item 2 relate to the Company’s continuing operations. See Note 2 to the unaudited condensed consolidated financial statements for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation.

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

Through our acquisition in April 2021 of Tellenger, Inc. (“Tellenger”), which is now a wholly owned subsidiary of the Company, we acquired competencies in web-based solutions and cybersecurity. Tellenger is a boutique IT consulting and software development firm specializing in modernization, software development, cybersecurity, cloud solutions, and data analytics. We believe combining web-based solutions with system modernization will provide us with the skill sets that are needed to migrate legacy systems to the cloud. We foresee this as a key component of our modernization growth since there are billions of lines of code, in both the governmental and commercial sectors, that eventually must be modernized. It is also our intention to better leverage our resources, largely gained through the acquisition of Tellenger, to take advantage of the growth in the cybersecurity market.

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

Our Strategy

Our strategy is to grow our business organically as well as through acquisitions. Through the acquisition  ~~s~~  of Tellenger in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which management viewed as higher margin. To grow organically, we have hired and plan to continue to hire, business development personnel and intend to become more proactive in bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities.

Results of Continuing Operations – Three Months Ended March 31, 2023 and 2022

Revenue

Total revenue was $2,160,123 for the three months ended March 31, 2023, compared with $2,995,512 in the prior year quarter, a decrease of $835,389, or 27.9%. The decrease in revenue was driven by our de-emphasis of third-party software sales which accounted for just 2.6% of our sales in the first quarter of 2023 as compared to 31.0% in the prior year quarter. Professional services revenue increased by 1.8% to $2,103,458 in the first quarter of 2023 from $2,066,690 in the first quarter of 2022.

WaveDancer, Inc.	Form 10-Q March 31, 2023

Gross Profit

Gross profit decreased by $39,672 or 5.7%, to $656,798 for the three months ended March 31, 2023 as compared to $696,470 in the prior year quarter. The decrease in gross profit includes a decrease from professional services of $18,040 and from third-party software sales of $21,632. Professional services gross profit as a percent of revenue declined from 32.7% to 31.2% due to a change in the mix of contracts generating revenue and the related billing rates resulting as well as increases in our costs of labor that outpaced billing rate increases.

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the three months ended March 31, 2023 and 2022 and the changes between periods:

	2023	2022	Increase/ (Decrease)
Salaries and benefits	$566,343	$645,490	$(79,147)
Stock based compensation	288,171	229,966	58,205
Legal and professional fees	244,870	598,323	(353,453)
Depreciation & Amortization	54,158	56,556	(2,398)
Acquisition costs	108,377	434,702	(326,325)
Software, IT and office expenses	85,542	132,475	(46,933)
Governance and investor relations	135,173	161,687	(26,514)
Insurance	65,935	25,651	40,284
Marketing and promotions	8,835	32,229	(23,394)
All other	54,124	56,453	(2,329)
Total SG&A	$1,611,528	$2,373,532	$(762,004)

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $954,730 in the first quarter of 2023 compared to $1,677,062 in the corresponding quarter in 2022, a decrease in the loss of $722,332 or 43.1%. The decrease in the loss from operations is primarily the result of the decrease in decrease in SG&A expenses of $762,004, as shown above.

Results of Discontinued Operations – Three Months Ended March 31, 2023 and 2022

The sale of GMI to GMDC occurred on March 17, 2023, and as a result we had approximately two fewer weeks of costs and expenses for GMI for the first quarter of 2023 as compared to the first quarter of 2022, as follows:

	2023	2022	Increase/ (Decrease)
Cost of contract fulfillment	$74,223	$320,405	$(246,182)
Operating expenses -
Salaries and benefits	484,249	234,848	249,401
Depreciation and amortization	85,338	306,789	(221,451)
Stock based compensation, before forfeitures	65,487	82,210	(16,723)
Forfeitures of stock options	(407,322)	-	(407,322)
Other operating expenses	134,633	151,666	(17,033)
Change in fair value of contingent consideration	-	12,609	(12,609)
Gain on disposal of business	(100,615)	-	(100,615)
Loss before income tax benefit	(335,993)	(1,108,527)	772,534
Income tax benefit	-	1,189,579	(1,189,579)
Net loss on discontinued operations	$(335,993)	$81,052	$(417,045)

WaveDancer, Inc.	Form 10-Q March 31, 2023

Critical Accounting Estimate

Our accounting policies are described in Note 1 of our consolidated financial statements – Organization and Summary of Significant Accounting Policies. Our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 except for two new fair value measures for the first quarter of 2023:

1) the determination of the fair value of the contingent consideration receivable from GMDC, as discussed in Notes 2 and 5 to the accompanying consolidated financial statements, and

2) the determination of the initial fair value of our equity method investment in GMDC as of March 17, 2023.

The determination of the fair value of the contingent consideration is a recurring fair value measure at the end of each reporting period and includes significant judgmental inputs not observable in the market. Significant judgment was employed in determining the assumptions used in the determination of fair value as of March 31, 2023 and, accordingly, changes in assumptions could have a material impact on the increase or decrease in the fair value of contingent consideration recorded in any given period.

Equity Method Investment in GMDC

The Company received 993,768 common shares of GMDC representing 19.0 percent of the fully diluted capitalization. Prior to closing the acquisition on March 17 and through March 31, 2023, GMDC raised $3,000,000 by issuing Series A preferred shares at $1.00 per share representing 57.2 percent of the fully diluted capitalization. The Series A transaction was considered by the Company to be the most reliable indication of the fair value of total equity of GMDC.  We utilized an option pricing model backsolve method (“OPM Backsolve”) to solve for the total equity value that results in a value of Series A equal to its issuance price, and to estimate the fair value of common shares. The significant inputs utilized in the OPM Backsolve include an estimated time to exit of four years, an estimated volatility of 75.0 percent, and a risk-free rate of 4.29 percent. A minority interest discount of 23.5% was also applied.

Liquidity and Capital Resources

On March 31, 2023, the Company had net working capital of $97,217, including cash and cash equivalents of $814,722 and excluding deferred acquisition consideration payable of $1,435,576. We generated a loss from continuing operations of $1,013,959 and on March 31, 2023, had an accumulated deficit of $32,540,753. As discussed below, our ability to generate sufficient cash flows to meet our obligations for the twelve months following the issuance of these financial statements is dependent upon factors which are sufficiently outside of management’s control as to cast substantial doubt about our ability to continue as a going concern.

Cash consideration from the sale of GMI provided the Company with $935,974 of cash in March 2023. The Company will need to raise additional capital to grow its business either organically or through acquisition. The Company is also pursuing strategic alternatives which include the potential merger, reverse merger, or sale of the Company. There is no assurance that our efforts will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued. We estimate that by the fourth quarter of 2023 the Company will need to raise additional capital to meet its ongoing operating cash flow requirements.

We used cash from continuing operations of $1,071,253 during the first quarter of 2023 and anticipate that over the twelve months from the date of these financial statements our operating activities may use as much as approximately $1.5 million to $2.0 million, including satisfying our current liabilities of $2,178,281 as of March 31, 2023, excluding $1.0 million outstanding under our bank line of credit and the deferred acquisition consideration payable of $1,435,576, as well as our other typical operating expenses, including payroll for our workforce and other costs. The bank line of credit expired on May 16, 2023, and the Company is in discussions with Summit to further extend the line of credit. As discussed in note 12 to the unaudited condensed consolidated financial statements, the Company reached a settlement with the seller of GMI whereby we are no longer obliged to pay the deferred acquisition consideration of $1,435,576 included on the consolidated balance sheet as of March 31, 2023.

The Company has no commitments for capital spending nor any plans for material capital expenditures.

WaveDancer, Inc.	Form 10-Q March 31, 2023

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WaveDancer, Inc.	Form 10-Q March 31, 2023

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

On April 28, 2023, the Company and Gerald executed an agreement to settle the litigation between them. See Note 12 to the unaudited condensed consolidated financial statements for the principal terms of the settlement.

Other than the foregoing, there are no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, as amended, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

WaveDancer, Inc.	Form 10-Q March 31, 2023

Item 6.	Exhibits

1.1	Settlement Agreement and General Release by and between Jeffrey Gerald and WaveDancer, Inc.	Furnished with this Form 10-Q
10.1	Stock Purchase Agreement dated as of March 17, 2023 by and between the Company and Gray Matters Data Corp.	Incorporated by reference to the Company’s Form 8-K filed on March 21, 2023
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	Inline XBRL Instance Document	Filed with this Form 10-Q
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

WaveDancer, Inc.	Form 10-Q March 31, 2023

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc.
(Registrant)

Date:	May 22, 2023	By:	/s/ G. James Benoit, Jr.
G. James Benoit,
Chief Executive Officer

Date:	May 22, 2023	By:	/s/ Timothy G. Hannon
Timothy G. Hannon,
Chief Financial Officer