Form 10-Q
period 2023-06-30
WAVEDANCER, INC.
filed 2023-08-11
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or
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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of August 10, 2023:

Common Stock, $0.001 par value – 19,459,834, shares outstanding

This document is also available through our website at http://ir.wavedancer.com/.

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

FORM 10-Q

WaveDancer, Inc.	Form 10-Q June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$338,300	$731,081
Accounts receivable	1,734,944	1,629,559
Prepaid expenses and other current assets	525,846	442,445
Total current assets	2,599,090	2,803,085

Intangible assets, net of accumulated amortization of $396,339, and $308,217, respectively	1,093,661	1,181,783
Goodwill	1,125,101	1,125,101
Right-of-use operating lease asset	312,066	376,104
Property and equipment, net of accumulated depreciation and amortization of $411,333, and $391,628, respectively	79,286	98,991
Contingent consideration receivable	682,000	-
Equity investment	335,475	-
Other assets	20,623	79,305
Assets held for sale	-	2,316,845
Total assets	$6,247,302	$7,981,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$839,711	$573,789
Revolving line of credit	1,000,000	425,000
Premium financing note payable	186,115	-
Accrued payroll and related liabilities	531,524	676,796
Commissions payable	20,363	125,033
Income taxes payable	3,101	3,101
Other accrued liabilities	512,012	283,497
Contract liabilities	72,003	182,756
Operating lease liabilities - current	215,018	203,342
Deferred acquisition consideration	-	1,415,098
Total current liabilities	3,379,847	3,888,412
Operating lease liabilities - non-current	190,745	303,778
Deferred tax liabilities, net	59,121	59,121
Total liabilities	3,629,713	4,251,311
Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 20,932,885 and 20,838,599 shares issued, 19,259,834 and 19,165,548 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	20,933	20,839
Additional paid-in capital	35,867,835	35,865,076
Accumulated deficit	(32,305,968)	(31,190,801)
Treasury stock, 1,673,051 shares at cost, as of June 30, 2023 and December 31, 2022	(965,211)	(965,211)
Total stockholders' equity	2,617,589	3,729,903
Total liabilities and stockholders' equity	$6,247,302	$7,981,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues
Professional fees	$1,967,957	$2,277,832
Software sales	56,665	1,472,688
Total revenues	2,024,622	3,750,520

Cost of revenues
Cost of professional fees	1,263,822	1,424,689
Cost of software sales	55,787	1,421,990
Total cost of revenues excluding depreciation and amortization	1,319,609	2,846,679

Gross profit	705,013	903,841

Selling, general and administrative expenses	1,654,365	2,503,111
Gain on settlement of litigation	(1,442,468)	-

Operating income (loss) from continuing operations	493,116	(1,599,270)

Other income (expense), net	131	195
Interest expense	(36,809)	(19,818)

Income (loss) from continuing operations before income taxes and equity in net loss of affiliate	456,438	(1,618,893)

Provision for income taxes	-	303,000

Net income (loss) from continuing operations before equity in net loss of affiliate	456,438	(1,921,893)

Equity in net loss of affiliate	(221,653)	-

Net income (loss) from continuing operations	234,785	(1,921,893)

Income from discontinued operations	-	396,451

Net income (loss)	$234,785	$(1,525,442)

Income (loss) per share from continuing operations
Basic	$0.01	$(0.11)
Diluted	0.01	(0.11)
Income per share from discontinued operations
Basic	-	0.02
Diluted	-	0.02
Income (loss) per share
Basic	0.01	(0.09)
Diluted	$0.01	$(0.09)

Weighted average common shares outstanding
Basic	19,259,834	17,294,808
Diluted	19,454,934	17,294,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	6 Months Ended June 30,
	2023	2022
Revenues
Professional fees	$4,071,415	$4,344,522
Software sales	113,330	2,401,510
Total revenues	4,184,745	6,746,032

Cost of revenues
Cost of professional fees	2,710,239	2,816,298
Cost of software sales	112,695	2,329,423
Total cost of revenues excluding depreciation and amortization	2,822,934	5,145,721

Gross profit	1,361,811	1,600,311

Selling, general and administrative expenses	3,265,893	4,876,643
Gain on settlement of litigation	(1,442,468)	-

Operating loss from continuing operations	(461,614)	(3,276,332)

Other income, net	222	789
Interest expense	(72,257)	(39,137)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(533,649)	(3,314,680)

Provision for income taxes	-	766,573

Net loss from continuing operations before equity in net loss of affiliate	(533,649)	(4,081,253)

Equity in net loss of affiliate	(245,525)	-

Net loss from continuing operations	(779,174)	(4,081,253)

Income (loss) from discontinued operations	(335,993)	477,504

Net loss	$(1,115,167)	$(3,603,749)

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.24)

Income (loss) per share from discontinued operations
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Basic and diluted loss per share	$(0.06)	$(0.21)

Weighted average common shares outstanding
Basic	19,236,148	17,294,808
Diluted	19,236,148	18,247,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,115,167)	$(3,603,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	335,993	(477,504)
Depreciation and amortization	107,827	112,380
Stock-based compensation	376,331	588,902
Deferred income tax expense	-	766,573
Amortization of right-of-use assets	64,038	90,396
Accretion of deferred acquisition consideration	27,370	39,137
Gain on litigation settlement	(1,442,468)	-
Equity in loss of affiliate	245,525	-
Changes in operating assets and liabilities:
Accounts receivable	(105,385)	(1,918,274)
Prepaid expenses and other current assets	(45,561)	(21,189)
Other assets	58,682	-
Accounts payable	265,922	896,446
Contract liabilities	(110,753)	(20,992)
Accrued payroll and related liabilities and other accrued liabilities	83,243	556,220
Operating lease liability	(101,357)	(93,932)
Commissions payable	(104,670)	25,977
Cash used in operating activities of continuing operations	(1,460,430)	(3,059,609)
Cash used in operating activities of discontinued operations	(693,106)	(1,296,869)
Net cash used in operating activities	(2,153,536)	(4,356,478)

Cash flows from investing activities
Acquisition of property and equipment	-	(31,033)
Proceeds from disposal of business	935,974	-
Net cash provided by (used in) investing activities	935,974	(31,033)

Cash flows from financing activities
Borrowing under revolving line of credit	575,000	-
Premium financing borrowings	305,759	-
Premium financing repayments	(119,644)	-
Proceeds from issuance of stock	56,266	-
Proceeds from exercise of stock options	7,400	35,191
Net cash provided by financing activities	824,781	35,191

Net decrease in cash and cash equivalents	(392,781)	(4,352,320)

Cash and cash equivalents, beginning of period	731,081	4,931,302
Cash and cash equivalents, end of period	$338,300	$578,982

Supplemental cash flow Information
Interest paid	$18,356	$1,002
Non-cash investing and financing activities:
Non-cash proceeds on disposal of business	$1,263,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2022	20,838,599	$20,839	$35,865,076	$(31,190,801)	$(965,211)	$3,729,903
Net loss	-	-	-	(1,349,952)	-	(1,349,952)
Stock option compensation	-	-	353,658	-	-	353,658
Forfeiture of stock options on disposal of business (Note 2)	-	-	(407,322)	-	-	(407,322)
Stock issued	74,286	74	37,557	-	-	37,631
Issuance of stock from exercise of options	20,000	20	7,380	-	-	7,400
Balances at March 31, 2023	20,932,885	20,933	35,856,349	(32,540,753)	(965,211)	2,371,318
Net income	-	-	-	234,785	-	234,785
Stock option compensation	-	-	88,159	-	-	88,159
Amortization of stock issue costs	-	-	(76,673)	-	-	(76,673)
Balances at June 30, 2023	20,932,885	$20,933	$35,867,835	$(32,305,968)	$(965,211)	$2,617,589

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2021	18,882,313	$18,882	$31,789,464	$(13,436,963)	$(930,211)	$17,441,172
Net loss	-	-	-	(2,078,307)	-	(2,078,307)
Stock option compensation	-	-	312,176	-	-	312,176
Issuance of stock from exercise of options	105,000	105	26,694	-	-	26,799
Balances at March 31, 2022	18,987,313	18,987	32,128,334	(15,515,270)	(930,211)	15,701,840
Net loss	-	-	-	(1,525,442)	-	(1,525,442)
Stock option compensation	-	-	529,565	-	-	529,565
Issuance of stock from exercise of options	52,000	52	8,340	-	-	8,392
Balances at June 30, 2022	19,039,313	$19,039	$32,666,239	$(17,040,712)	$(930,211)	$14,714,355

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q June 30, 2023

WAVEDANCER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). Subsequent to the sale, the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation.

Prior to March 17, 2023, we had two operating segments: Tellenger and Blockchain SCM. Given the classification of GMI, which comprised all of the material operations of the Blockchain SCM segment, as a discontinued operation (see Note 2), the Company now manages its business as one reportable operating segment.

Liquidity and Going Concern

During the six months ended June 30, 2023, the Company generated an operating loss from continuing operations of $461,614. As of June 30, 2023, the Company had a working capital deficit of $780,757 including cash and cash equivalents of $338,300, and excluding $1,000,000 of borrowings outstanding under its line of credit facility with Summit Bank ("Summit"). We estimate that over the twelve months from the date of these financial statements our operating activities may use as much as approximately $1.0 million to $1.5 million of cash.  On August 2, 2023, the Company realized $118,655 of cash proceeds from the sale of 200,000 shares of common stock, and on August 9, 2023, the Company received $1,400,000 of cash from the sale of its remaining equity interest in GMDC and its contingent consideration receivable from GMDC. (See Note 13 for further information about these transactions). On August 9, 2023, the Company repaid $500,000 on the Summit line of credit and has no further borrowing capacity thereunder. We estimate that by the second quarter of 2024 the Company will need to raise additional capital to meet its ongoing operating cash flow requirements as well as to grow its business either organically or through acquisitions. The Company is evaluating strategic alternatives which include the potential merger or sale of the Company. There is no assurance that such activities will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying unaudited condensed consolidated financial statements are issued.

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

WaveDancer, Inc.	Form 10-Q June 30, 2023

The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 include the accounts of WaveDancer and its condensed consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Other than as discussed in “Equity Method Investments” below, there have been no changes in the Company’s significant accounting policies as of June 30, 2023, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

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

In connection with the sale of GMI to GMDC on March 17, 2023, (the "Sale Date"), the Company received common stock in GMDC representing approximately 24.9% of the equity of GMDC. The Company accounts for its investment in GMDC in accordance with the equity method. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and the treatment of GMI as a discontinued operation. On August 9, 2023, the Company sold its remaining equity interest in GMDC (See Note 13).

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

Concentration of Credit Risk

During the three months ended June 30, 2023, the Company’s prime contracts with U.S. government agencies represented 10.2% of revenue and subcontracts under federal procurements represented 89.7% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 30.5%, 19.3%, and 17.5% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 55.1% of the Company’s revenue in aggregate.

During the three months ended June 30, 2022, the Company’s prime contracts with U.S. government agencies represented 34.7% of revenue and subcontracts under federal procurements represented 60.7% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Two subcontracts under federal procurements represented 25.7% and 14.47% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 37.1% of the Company’s revenue in aggregate.

During the six months ended June 30, 2023, the Company’s subcontracts under federal procurements represented 88.7% of revenue. The terms of these subcontracts vary from one to five years. Three subcontracts under federal procurements represented 30.8%, 21.7%, and 15.6% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 52.9% of the Company’s revenue in aggregate.

During the six months ended June 30, 2022, the Company’s prime contracts with U.S. government agencies represented 28.6% of revenue and subcontracts under federal procurements represented 67.8% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 27.4%, 16.5%, and 10.5% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 41.4% of the Company’s revenue in aggregate.

WaveDancer, Inc.	Form 10-Q June 30, 2023

The Company sold third-party software and maintenance contracts under agreements with one major supplier, accounting for 39.3% and 35.4% of total revenue during the three- and six-months ended June 30, 2022, respectively.

As of June 30, 2023, the Company’s accounts receivable included receivables from two subcontracts under federal procurements that represented 49.5% and 20.7% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 74.4% of the Company’s outstanding accounts receivable in aggregate.

As of June 30, 2022, the Company’s accounts receivable included receivables from two prime contracts under federal procurements that represented 29.8% and 14.0% of the Company’s outstanding accounts receivable, respectively and one subcontract under a federal procurement that represented 26.9% of the Company’s outstanding accounts receivable. Receivables from one prime contractor under which the Company has multiple subcontracts represented 32.8% of the Company’s outstanding accounts receivable in aggregate.

Note 2.         Sale and Deconsolidation of GMI and Discontinued Operations

On March 17, 2023, the Company entered into and closed a Stock Purchase Agreement with GMDC, a company newly formed by StealthPoint LLC, a San Francisco based venture fund, under which the Company sold all of the shares of its subsidiary, Gray Matters, Inc. In exchange for this sale, the Company received common shares of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred stock referenced below, 24.9% interest in the purchaser, cash consideration of $935,974 and contingent annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029 attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. Payments will be calculated for each calendar year and are due by March 31 of the following year. GMDC also paid the Company $133,148 for certain of GMI’s operating expenses for the period beginning March 1, 2023 through March 17, 2023.

The equity interest StealthPoint and other GMDC investors received is in the form of Series A non-participating convertible preferred stock having a one-times (1x) liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company continues to provide certain administrative services for GMI. The value of these services is estimated to be $65,000 which was paid by GMDC at closing and is not subject to adjustment. The $65,000 prepayment is included in other accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 and has been amortized as a reduction to selling, general and administrative expenses ratably over the three-month period ending June 30, 2023 after which time we anticipate that no further transition services will be provided. The total cash received at closing was $1,000,974. The Company also has the right to appoint a representative to GMDC’s board of directors and a right to co-invest in the anticipated Series B preferred stock financing round which GMDC intends to consummate in the future.

The components of the consideration received and the methods for determining their fair values are as follows:

Consideration	Amount	Description and Valuation Methodology
Cash at closing	$935,974	Cash received at closing less estimated value of transition services to be provided.
Cash after closing	133,148	Actual cash operating expenses of GMI from March 1 through March 17, 2023 (prior to the transfer of GMI to GMDC).
GMDC common stock	581,000

Based on Series A preferred stock issuance to other GMDC investors for $3,000,000 in cash and application of an option pricing model backsolve method and a minority interest discount to estimate the fair value of the common shares of GMDC.

Contingent payments	682,000	Estimated by applying a discount rate of 40.8% to the projected cash receipts expected over the 7-year horizon. (See Note 5).
Total consideration	$2,332,122

The GMDC common stock is accounted for as an equity method investment (See Note 1). The contingent consideration receivable will be remeasured at fair value at the end of each reporting period with adjustments reported in the consolidated statement of operations until the receivable is settled.

WaveDancer, Inc.	Form 10-Q June 30, 2023

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

The following table sets forth details of net earnings from discontinued operations for the six months ended June 30, 2023 and 2022, which reflects the results of the Blockchain SCM operating segment (See Note 1).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$-	$566,862	$-	$566,862
Cost of revenue	-	540,921	74,223	861,327
Gross Profit		25,941	(74,223)	(294,465)
Operating expenses -
Salaries and benefits	-	378,431	484,249	613,278
Intangibles amortization	-	306,917	85,338	613,705
Stock based compensation, before forfeitures	-	170,629	65,487	252,839
Forfeiture of stock options	-	-	(407,322)	-
Other operating expenses	-	237,460	134,633	389,126
Change in fair value of contingent consideration	-	(942,609)	-	(930,000)
Gain on disposal of business	-	-	(100,615)	-
Loss before income tax benefit	-	(124,887)	(335,993)	(1,233,413)
Income tax benefit	-	521,338	-	1,710,917
Net income (loss) on discontinued operations	$-	$396,451	$(335,993)	$477,504

During the six months ended June 30, 2023, there was a total of 715,000 unvested stock options forfeited by GMI employees, including 527,500 forfeited by employees who resigned from WaveDancer, on the Sale Date, and were offered employment by GMDC. Stock-based compensation expense of $407,322, previously recognized for these forfeited options, was taken back into income in March 2023.

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

WaveDancer, Inc.	Form 10-Q June 30, 2023

Professional services are offered through several arrangements – through time and materials arrangements, fixed-price-per-unit arrangements, fixed-price arrangements, or combinations of these arrangements within individual contracts. Revenue under time and materials arrangements is recognized over time in the period the hours are worked or the expenses are incurred, as control of the benefits of the work is deemed to have passed to the customer as the work is performed. Revenue under fixed-price-per-unit arrangements is recognized at a point in time when delivery of units has occurred, and units are accepted by the customer or are reasonably expected to be accepted. Generally, revenue under fixed-price arrangements and mixed arrangements is recognized either over time or at a point in time based on the allocation of transaction pricing to each identified performance obligation as control of each is transferred to the customer. For fixed-price arrangements under which documentary evidence of acceptance or receipt of deliverables is not present or withheld by the customer, the Company recognizes revenue when it has the right to invoice the customer. For fixed-price arrangements for which the Company is paid a fixed fee to make itself available to support a customer, with no predetermined deliverables to which transaction prices can be estimated or allocated, revenue is recognized ratably over time.

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

Disaggregation of Revenue from Contracts with Customers

	Three months ended June 30,
	2023		2022
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,719,674	84.9%	$2,153,537	57.4%
Services fixed price over time	102,402	5.1%	51,154	1.3%
Services combination	33,090	1.6%	21,080	0.6%
Services fixed price per unit	112,791	5.6%	52,061	1.4%
Third-party software	56,665	2.8%	1,423,770	38.0%
Software support & maintenance	-	-%	48,918	1.3%
Total revenue	$2,024,622	100.0%	$3,750,520	100.0%

WaveDancer, Inc.	Form 10-Q June 30, 2023

	Six months ended June 30,
	2023		2022
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$3,600,335	86.0%	$4,066,533	60.3%
Services fixed price over time	204,804	4.9%	102,308	1.5%
Services combination	66,180	1.6%	30,080	0.4%
Services fixed price per unit	200,096	4.8%	145,601	2.2%
Third-party software	113,330	2.7%	2,286,808	33.9%
Software support & maintenance	-	-%	98,087	1.5%
Incentive payments	-	-%	16,615	0.2%
Total revenue	$4,184,745	100.0%	$6,746,032	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized as of June 30, 2023 and December 31, 2022.

Accounts receivable as of June 30, 2023 and December 31, 2022, consist of the following:

	June 30, 2023	December 31, 2022
Billed federal government	$1,706,632	$1,573,407
Billed commercial	-	56,152
Unbilled receivables	28,312	-
Accounts receivable	$1,734,944	$1,629,559

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances in the three and six months ended June 30, 2023 and 2022, are as follows:

Balance as of December 31, 2022	$182,756
Contract liabilities added	-
Revenue recognized	(55,665)
Balance as of March 31, 2023	127,091
Contract liabilities added	-
Revenue recognized	(55,088)
Balance as of June 30, 2023	$72,003

Balance as of December 31, 2021	$186,835
Contract liabilities added	19,280
Revenue recognized	(56,423)
Balance as of March 31, 2022	149,692
Contract liabilities added	87,612
Revenue recognized	(71,461)
Balance as of June 30, 2022	$165,843

Revenues recognized during the three months ended June 30, 2023 and 2022, from the balances as of December 31, 2022 and 2021, were $55,088 and $55,168, respectively. Revenues recognized during the six months ended June 30, 2023 and 2022, from the balances as of December 31, 2022 and 2021, were $110,753 and $111,591, respectively.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. As of June 30, 2023, and December 31, 2022 the Company had $0 of deferred costs of revenue. Changes in deferred costs of revenue balances for the three and six months ended June 30, 2022, are as follows:

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

As of June 30, 2023 and December 31, 2022, the Company does not have any sales-type or direct financing leases.

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

As of June 30, 2023, our two operating leases had a weighted average remaining lease term of 29 months and a weighted average discount rate of 5.0%. Future lease payments under operating leases as of June 30, 2023, were as follows:

Remainder of 2023	$115,438
2024	174,721
2025	74,804
2026	70,220
Total lease payments	435,183
Less: discount	(29,420)
Present value of lease liabilities	$405,763

The total expense incurred related to its operating leases was $38,053 and $54,460 for the three months ended June 30, 2023 and 2022, respectively, and $76,106 and $110,720 for the six months ended June 30, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

WaveDancer, Inc.	Form 10-Q June 30, 2023

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

The following table presents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,250	$-	$-	$3,250
Contingent consideration receivable	-	-	682,000	682,000

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,242	$-	$-	$58,242

As discussed in Note 2 above, in connection with its sale of GMI, the Company received contingent consideration that requires to GMDC to make annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029, up to a cumulative maximum of $4,000,000, attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. The fair value of the contingent consideration was estimated based on GMDC’s forecast of revenue, the estimated after-tax payments to the Company, and the present value of the after-tax payments based on discount rate that reflects the risk of achieving the timing and amounts of forecasted payments. The significant inputs utilized in estimating the fair value of contingent consideration include the forecast of revenues, the income tax rate of 27.0 percent, and the discount rate of 40.75 percent.

The following table is a roll-forward of the Level 3 fair value measurements.

Fair value of contingent consideration:
December 31, 2022	$-
Additions	682,000
March 31, 2023	682,000
Additions	-
June 30, 2023	$682,000

There were no unrealized gains or losses recognized in income for the three- or six-month periods ended June 30, 2023.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Note 6.         Intangible Assets and Goodwill

Information regarding our intangible assets is as follows:

	Useful Life (Years)	December 31, 2022	Additions	June 30, 2023
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(308,217)	(88,122)	(396,339)
Sub-total		901,783	(88,122)	813,661
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,181,783	$(88,122)	$1,093,661

	Useful Life (Years)	December 31, 2021	Additions	June 30, 2022
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(131,973)	(88,122)	(220,095)
Sub-total		1,078,027	(88,122)	989,905
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,358,027	$(88,122)	$1,269,905

As of June 30, 2023, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2023	$88,122
2024	146,307
2025	136,248
2026	136,248
2027	136,248
Thereafter	170,488
Total	$813,661

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

The Company recognizes compensation costs on a straight-line basis over the service period of the awards. There were no option awards granted in the three and six months ended June 30, 2023 nor in the three months ended June 30, 2022. Fair values of option awards granted in the six months ended June 30, 2022, were estimated using the Black-Scholes option pricing model under the following assumptions:

WaveDancer, Inc.	Form 10-Q June 30, 2023

	2022
Risk-free interest rate	1.91%	-	2.41%
Dividend yield		0%
Expected term (years)	5.75	-	6.00
Expected volatility	45.8%	-	46.1%

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

There were 912,000 options with grant date fair values totaling $2,074,670 granted during the six months ended June 30, 2022. There were zero and 52,000 options exercised during the three months ended June 30, 2023, and 2022, respectively. There were 20,000 and 157,000 options exercised during the six months ended June 30, 2023 and 2022, respectively.  As of June 30, 2023, there was $591,946 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of 13 months.

Total compensation expense related to these plans was $88,159 and $358,936 for the three months ended June 30, 2023 and 2022, respectively, and $376,331 and $588,902 for the six months ended June 30, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.         Settlement of Litigation

On April 28, 2023, the Company and Jeffrey Gerald, the individual from whom the WaveDancer purchased all the outstanding shares of GMI, executed an agreement to settle pending litigation between them (the “Settlement Agreement”). On January 25, 2023, Gerald, as the result of the termination of his employment, filed a lawsuit against the Company for one year’s severance of $150,000 and benefits to which he claimed he was entitled under his employment agreement with the Company. He had also claimed an anticipatory breach of the payment of $1,500,000 of deferred consideration otherwise due him on December 10, 2023, under the Stock Purchase Agreement between him and the Company and an anticipatory breach to release from escrow 436,481 shares of the Company’s common stock which are held in escrow for application against potential indemnity claims under the Stock Purchase Agreement.

The Company filed an answer denying Gerald’s claims. In addition, the Company filed a counterclaim seeking damages from Gerald associated with the acquisition transaction and arising under the Stock Purchase Agreement.

The principal terms of the Settlement Agreement were:

(a)	All amounts due to Gerald related to the GMI acquisition, including the $1,500,000 of deferred consideration, were deemed satisfied and such obligations were extinguished;

(b)	The Company removed restrictions from 436,481 shares of the Company’s common stock;

(c)	The Company paid Gerald $25,000 as reimbursement for legal costs; and,

(d)	Gerald and the Company agreed to mutual general releases of one another.

As a result of the settlement, the Company recognized a gain, net of expenses, of $1,442,468.

Note 9.         Revolving Line of Credit and Notes Payable

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. As of June 30, 2023, there was $1,000,000 outstanding under this line of credit. There we no borrowings or repayments during the three months ended June 30, 2023, and there were $575,000 of borrowings and no repayments during the six months ended June 30, 2023. As of June 30, 2023, there is no borrowing availability under this line of credit. On August 9, 2023 the Company repaid $500,000 on the line of credit. (See Note 13.) The line of credit expires on August 16, 2023.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Premium Financing Note Payable

The Company entered into a Premium Finance Agreement (“Premium Agreement”) on March 7, 2023, to purchase a one-year term directors and officers insurance policy. The Premium Agreement is for $305,759 at a fixed rate of 8.75% per annum, amortized over ten months. The Premium Agreement requires ten fixed monthly principal and interest payments of $31,815 from March 24, 2023 to December 24, 2023.

Note 10.         Sales of Shares Under Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement” or "ELOC") and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 4,500,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement.

On August 11, 2022 and November 10, 2022, the Company issued to B. Riley 89,835 and 29,945 shares, respectively, as a commitment fee in accordance with the Purchase Agreement. The total value of the commitment fee shares was $150,000 and is included in prepaid expenses and other current assets on the unaudited consolidated condensed balance sheet as of December 31, 2022. The commitment fee represents prepaid stock issuance cost and is being amortized to additional paid in capital as shares are sold under the Purchase Agreement. For the three- and six-month periods ended June 30, 2023, the Company amortized $76,673 and $92,495 of the commitment fee, respectively.

During the three months ended June 30, 2023, there were no shares of common stock sold under the Purchase Agreement. During the six months ended June 30, 2023, the Company sold 74,286 shares of common stock to B. Riley at an average price of $0.72 per share, net of fees of approximately $0.04 per share. The net proceeds from these sales were $53,453. There were no sales under the Purchase Agreement during the three and six months ended June 30, 2022.

Note 11.         Income Taxes

For the three- and six-month periods ended June 30, 2023 and 2022, the Company’s effective tax rate was 0%. The difference between the statutory tax rate and the effective tax rate is primarily driven by the presence of a full valuation allowance in all taxing jurisdictions.

Note 12.         Earnings Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effect of 195,100 shares from stock options were excluded from diluted shares for the six-month period ended June 30, 2023. The antidilutive effect of 711,537 shares from stock options and 146,269 shares from warrants were excluded from diluted shares for the three months ended June 30, 2022, and the antidilutive effect of 713,035 shares from stock options and 239,779 shares from warrants were excluded from diluted shares for the six months ended June 30, 2022.

Note 13.         Subsequent Events

On August 2, 2023, the Company sold 200,000 shares of common stock under the ELOC at a price of $0.59 per share, net of fees of $0.03 per share. The net proceeds from this sale were $118,655.

On August 9, 2023, the Company and GMDC closed a rollover stock purchase agreement and an amendment agreement to the Stock Purchase agreement dated March 17, 2023, wherein the Company had sold effectively 75.1% of the equity of GMI to GMDC (the "Agreement"). The rollover stock purchase agreement and the amendment agreement together provide for the following:

●

The termination of the rights and obligations under the Agreement with respect to the calculation and payment of future contingent payments from GMDC to the Company, in exchange for the payment of $1,000,000 cash by GMDC to the Company;

●	The sale by the Company, to certain of GMDC's investors, of all of its common stock of GMDC, in exchange for cash of $400,000; and,
●	The termination of various ongoing rights and obligations of the Company and GMDC established in the Agreement and ancillary agreements entered into in connection with the Agreement.

As a result of this transaction, the Company will recognize a gain of approximately $382,525. As of August 9, 2023 the Company has no remaining investment or financial interest in GMDC or GMI.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”) and in other filings with the Securities and Exchange Commission.

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

WaveDancer, Inc.	Form 10-Q June 30, 2023

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

WaveDancer, Inc.	Form 10-Q June 30, 2023

Our Strategy

Our strategy is to grow our business organically as well as through acquisitions. Through the acquisition of Tellenger, Inc. in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which management viewed as higher margin. To grow organically, we have hired and plan to continue to hire, business development personnel and intend to become more proactive in bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities.

Results of Continuing Operations – Three Months Ended June 30, 2023 and 2022

Revenue

Total revenue was $2,024,622 for the three months ended June 30, 2023, compared with $3,750,520 in the prior year quarter, a decrease of $1,725,898, or 46.0%. The decrease in revenue was driven by our de-emphasis of third-party software sales which accounted for just 2.8% of our sales in the second quarter of 2023 as compared to 39.3% in the prior year quarter. Professional services revenue decrease by 13.6% to $1,967,957 in the second quarter of 2023 from $2,277,832 in the second quarter of 2022. The decline in professional services revenue is driven primarily by one software modernization project where we had fewer resources deployed in the second quarter of 2023 as compared to the comparable prior year quarter based on current project deliverables.

Gross Profit

Gross profit decreased by $198,828 or 22.0%, to $705,013 for the three months ended June 30, 2023 as compared to $903,841 in the prior year quarter. The decrease in gross profit includes a decrease from professional services of $149,008 and from third-party software sales of $49,820. Professional services gross profit as a percent of revenue declined from 37.5% to 35.8% due to a change in the mix of contracts generating revenue and the related billing rates resulting as well as increases in our costs of labor that outpaced billing rate increases.

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the three months ended June 30, 2023 and 2022 and the changes between periods:

	2023	2022	Increase/ (Decrease)
Salaries and benefits	$528,573	$765,710	$(237,137)
Stock based compensation	88,159	343,492	(255,333)
Legal and professional fees	343,042	424,866	(81,824)
Depreciation & Amortization	53,669	55,824	(2,155)
Acquisition costs	336,141	356,159	(20,018)
Software, IT and office expenses	93,802	115,923	(22,121)
Governance and investor relations	72,365	117,417	(45,052)
Insurance	98,111	81,301	16,810
Marketing and promotions	(7,967)	41,138	(49,105)
All other	48,470	201,281	(152,811)
Total SG&A	$1,654,365	$2,503,111	$(848,746)

Operating Income from Continuing Operations

Our operating income from continuing operations was $493,116 in the second quarter of 2023 as compared to a loss of $1,599,270 in the corresponding quarter in 2022, an improvement of $2,092,386. The increase in income from continuing operations is primarily the result of a gain on the settlement of litigation of $1,442,468 and the decrease in SG&A expenses of $848,746, as shown above, partially offset by the decrease in gross profit of $198,828.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Results of Discontinued Operations – Three Months Ended June 30, 2023 and 2022

The sale of GMI to GMDC occurred on March 17, 2023, and as a result, there was no activity for GMI in the second quarter of 2023. Following is the detail of discontinued operations for the second quarter of 2022:

2022
Revenue	$566,862
Cost of revenue	540,921
Gross profit	25,941
Operating expenses -
Salaries and benefits	378,431
Depreciation and amortization	306,917
Stock based compensation	170,629
Other operating expenses	237,460
Change in fair value of contingent consideration	(942,609)
Gain on disposal of business	-
Loss before income tax benefit	(124,887)
Income tax benefit	521,338
Net income on discontinued operations	$396,451

Results of Continuing Operations – Six Months Ended June 30, 2023 and 2022

Revenue

Total revenue was $4,184,745 for the six months ended June 30, 2023, compared with $6,746,032 in the corresponding prior year period, a decrease of $2,561,287, or 38.0%. The decrease in revenue was driven primarily by our de-emphasis of third-party software sales which accounted for just 2.7% of our sales in the six months ended June 30, 2023, as compared to 35.6% in the six months ended June 30, 2022. Professional services revenue decreased by 6.3% to $4,071,415 for the six months ended June 30, 2023, from $4,344,522 in the corresponding six months of 2022. The decline in professional services revenue arose in the second quarter and is driven primarily by one software modernization project where we had fewer resources deployed in the second quarter of 2023 as compared to the comparable prior year quarter based on current project deliverables.

Gross Profit

Gross profit decreased by $238,500 or 14.9%, to $1,361,811 for the six months ended June 30, 2023, as compared to $1,600,311 in the prior year. The decrease in gross profit includes a decrease from professional services of $167,048 and from third-party software sales of $71,452. Professional services gross profit as a percent of revenue declined from 35.2% to 33.4% due to a change in the mix of contracts generating revenue and the related billing rates resulting as well as increases in our costs of labor that outpaced billing rate increases.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the six months ended June 30, 2023 and 2022 and the changes between periods:

	2023	2022	Increase/ (Decrease)
Salaries and benefits	$1,094,916	$1,411,200	$(316,284)
Stock based compensation	376,330	573,458	(197,128)
Legal and professional fees	587,911	1,023,189	(435,278)
Depreciation & Amortization	107,827	112,380	(4,553)
Acquisition costs	444,518	790,861	(346,343)
Software, IT and office expenses	179,344	248,398	(69,054)
Governance and investor relations	207,538	279,104	(71,566)
Insurance	164,046	106,951	57,095
Marketing and promotions	868	73,367	(72,499)
All other	102,595	257,735	(155,140)
Total SG&A	$3,265,893	$4,876,643	$(1,610,750)

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $461,614 for the first half of 2023 as compared to $3,276,332 for the first half of 2022, a decrease in the loss of $2,814,718 or 85.9%. The decrease in the loss from operations is primarily the result of the gain on litigation settlement of $1,442,468 along with the decrease in decrease in SG&A expenses of $1,610,750, as shown above, partially offset by the decrease in gross profit of $238,500.

Results of Discontinued Operations – Six Months Ended June 30, 2023 and 2022

The sale of GMI to GMDC occurred on March 17, 2023, and as a result we had approximately two fewer weeks of costs and expenses for GMI for the first quarter of 2023 as compared to the first quarter of 2022, and no activity for the second quarter of 2023 as compared to a full second quarter in 2022, as follows:

	2023	2022	Increase/ (Decrease)
Revenue	$-	$566,862	$(566,862)
Cost revenue	74,223	861,327	(787,104)
Gross profit	(74,223)	(294,465)	220,242
Operating expenses -
Salaries and benefits	484,249	613,278	(129,029)
Depreciation and amortization	85,338	613,705	(528,367)
Stock based compensation, before forfeitures	65,487	252,839	(187,352)
Forfeiture of stock options	(407,322)	-	(407,322)
Other operating expenses	134,633	389,126	(254,493)
Change in fair value of contingent consideration	-	(930,000)	930,000
Gain on disposal of business	(100,615)	-	(100,615)
Loss before income tax benefit	(335,993)	(1,233,413)	897,420
Income tax benefit	-	1,710,917	(1,710,917)
Net income (loss) on discontinued operations	$(335,993)	$477,504	$(813,497)

Critical Accounting Estimates

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

WaveDancer, Inc.	Form 10-Q June 30, 2023

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

Liquidity and Capital Resources

On June 30, 2023, the Company had a net working capital deficit of $780,357, including cash and cash equivalents of $338,300 and $1,000,000 outstanding under its line of credit with Summit bank. For the six months ended June 30, 2023, we have generated a net loss from continuing operations of $779,174. As discussed below, our ability to generate sufficient cash flows to meet our obligations for the twelve months following the issuance of these financial statements is dependent upon factors which are sufficiently outside of management’s control as to cast substantial doubt about our ability to continue as a going concern.

The Company will need to raise additional capital to grow its business either organically or through acquisition. The Company is also pursuing strategic alternatives which include the potential merger or sale of the Company. There is no assurance that our efforts will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued. We estimate that by the first quarter of 2024, the Company will need to raise additional capital to meet its ongoing operating cash flow requirements.

We used cash for continuing operations of $389,177 during the second quarter of 2023 and anticipate that over the twelve months from the date of these financial statements our operating activities may use as much as approximately $1.0 million to $1.5 million. On August 9, 2023, the Company received $1,400,000 of cash from GMDC as proceeds from the sale of the common stock of GMDC held by the Company and in satisfaction of the contingent consideration receivable due from GMDC to the Company. On August 9, 2023, the Company repaid $500,000 on the Summit line of credit and has no further borrowing capacity thereunder. The line of credit expires on August 16, 2023, and the Company and Summit are finalizing an extension of the expiration date to December 31, 2023, by which time the the remaining balance of $500,000 is due. The Company has no commitments for capital spending nor any plans for material capital expenditures.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WaveDancer, Inc.	Form 10-Q June 30, 2023

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings

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

On April 28, 2023, the Company and Gerald executed an agreement to settle the litigation between them. See Note 8 to the unaudited condensed consolidated financial statements for the principal terms of the settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

WaveDancer, Inc.	Form 10-Q June 30, 2023

Item 6.         Exhibits

1.1	Settlement Agreement and General Release by and between Jeffrey Gerald and WaveDancer, Inc.	Incorporated by reference to the Company’s Form 8-K filed on May 4, 2023
10.1	Stock Purchase Agreement dated as of March 17, 2023 by and between the Company and Gray Matters Data Corp.	Incorporated by reference to the Company’s Form 8-K filed on March 21, 2023
10.2	Amendment No. 1 to Stock Purchase Agreement by and between the Company and Gray Matters Data Corp., dated August 9, 2023	Filed with this Form 10-Q
10.3	Rollover Stock Purchase Agreement by and among WaveDancer, Inc., Gray Matters Data Corporation, and StealthPoint Fund I, LP, et al. dated August 9, 2023	Filed with this Form 10-Q
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	Inline XBRL Instance Document	Filed with this Form 10-Q
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

WaveDancer, Inc.	Form 10-Q June 30, 2023

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc. (Registrant)

Date:	August 11, 2023	By:	/s/ G. James Benoit, Jr.
G. James Benoit,
Chief Executive Officer

Date:	August 11, 2023	By:	/s/ Timothy G. Hannon
Timothy G. Hannon,
Chief Financial Officer