Form 10-Q
period 2023-09-30
WAVEDANCER, INC.
filed 2023-11-13
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or
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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of November 7, 2023:

Common Stock, $0.001 par value – 2,013,180 shares outstanding

This document is also available through our website at http://ir.wavedancer.com/.

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

FORM 10-Q

WaveDancer, Inc.	Form 10-Q September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$877,198	$731,081
Accounts receivable	1,479,780	1,629,559
Prepaid expenses and other current assets	363,668	442,445
Total current assets	2,720,646	2,803,085

Intangible assets, net of accumulated amortization of $440,400 and $308,217, respectively	1,049,600	1,181,783
Goodwill	1,125,101	1,125,101
Right-of-use operating lease asset	279,132	376,104
Property and equipment, net of accumulated depreciation and amortization of $423,916 and $391,628, respectively	66,703	98,991
Other assets	20,623	79,305
Assets held for sale	-	2,316,845
Total assets	$5,261,805	$7,981,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$495,895	$573,789
Revolving line of credit	500,000	425,000
Premium financing note payable	94,071	-
Accrued payroll and related liabilities	604,079	676,796
Commissions payable	24,296	125,033
Income taxes payable	3,101	3,101
Other accrued liabilities	217,108	283,497
Contract liabilities	26,026	182,756
Operating lease liabilities - current	218,695	203,342
Deferred acquisition consideration	-	1,415,098
Total current liabilities	2,183,271	3,888,412

Operating lease liabilities - non-current	134,790	303,778
Deferred tax liabilities, net	59,121	59,121
Total liabilities	2,377,182	4,251,311

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 2,148,291 and 2,083,860 shares issued, 1,980,986 and 1,916,555 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2,148	2,084
Additional paid-in capital	36,303,586	35,883,831
Accumulated deficit	(32,455,900)	(31,190,801)
Treasury stock, 167,305 shares at cost, as of September 30, 2023 and December 31, 2022	(965,211)	(965,211)
Total stockholders' equity	2,884,623	3,729,903
Total liabilities and stockholders' equity	$5,261,805	$7,981,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues
Professional fees	$1,921,300	$2,114,012
Software sales	45,977	192,367
Total revenues	1,967,277	2,306,379

Cost of revenues
Cost of professional fees	1,268,820	1,467,065
Cost of software sales	48,645	100,718
Total cost of revenues excluding depreciation and amortization	1,317,465	1,567,783

Gross profit	649,812	738,596

Selling, general and administrative expenses	1,166,657	1,868,714

Operating income (loss) from continuing operations	(516,845)	(1,130,118)

Gain on sale of equity investment and settlement of contingent consideration receivable	382,525	-
Other income (expense), net	3,113	3,188
Interest expense	(18,725)	(20,437)

Income (loss) from continuing operations before income taxes	(149,932)	(1,147,367)

Provision for income taxes	-	23,000

Net income (loss) from continuing operations	(149,932)	(1,170,367)

Loss from discontinued operations	-	(3,530,152)

Net income (loss)	$(149,932)	$(4,700,519)

Basic and diluted loss per share from continuing operations	$(0.08)	$(0.64)
Basic and diluted loss per share from discontinued operations	-	(1.92)
Basic and diluted net loss per share	$(0.08)	$(2.56)

Weighted average common shares outstanding
Basic and diluted	1,939,790	1,838,213

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Revenues
Professional fees	$5,992,715	$6,458,534
Software sales	159,307	2,593,877
Total revenues	6,152,022	9,052,411

Cost of revenues
Cost of professional fees	3,979,059	4,283,365
Cost of software sales	161,340	2,430,139
Total cost of revenues excluding depreciation and amortization	4,140,399	6,713,504

Gross profit	2,011,623	2,338,907

Selling, general and administrative expenses	4,432,550	6,745,357
Gain on litigation settlement	(1,442,468)	-

Operating loss from continuing operations	(978,459)	(4,406,450)

Gain on sale of equity investment and settlement of contingent consideration receivable	382,525	-
Other income, net	3,335	3,977
Interest expense	(90,982)	(59,574)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(683,581)	(4,462,047)

Provision for income taxes	-	789,573

Net loss from continuing operations before equity in net loss of affiliate	(683,581)	(5,251,620)

Equity in net loss of affiliate	(245,525)	-

Net loss from continuing operations	(929,106)	(5,251,620)

Income (loss) from discontinued operations	(335,993)	(3,052,648)

Net loss	$(1,265,099)	$(8,304,268)

Basic and diluted loss per share from continuing operations	$(0.48)	$(2.97)
Basic and diluted loss per share from discontinued operations	$(0.17)	$(1.73)
Basic and diluted net loss per share	$(0.65)	$(4.70)

Weighted average common shares outstanding
Basic and diluted	1,929,067	1,768,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,265,099)	$(8,304,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	335,993	3,052,648
Depreciation and amortization	164,471	165,770
Stock-based compensation	557,147	1,187,552
Deferred income tax expense	-	775,257
Amortization of right-of-use assets	96,972	136,441
Accretion of deferred acquisition consideration	27,370	59,467
Gain on litigation settlement	(1,442,468)	-
Gain on sale of equity investment and settlement of contingent consideration receivable	(382,525)	-
Equity in loss of affiliate	245,525	-
Changes in operating assets and liabilities:
Accounts receivable	149,779	132,688
Prepaid expenses and other current assets	61,925	84,842
Other assets	58,682	-
Accounts payable	(77,894)	(422,939)
Contract liabilities	(156,730)	(149,149)
Accrued payroll and related liabilities and other accrued liabilities	(139,106)	653,786
Operating lease liability	(153,635)	(142,420)
Commissions payable	(100,737)	846
Cash used in operating activities of continuing operations	(2,020,330)	(2,769,479)
Cash used in operating activities of discontinued operations	(693,106)	(2,330,754)
Net cash used in operating activities	(2,713,436)	(5,100,233)

Cash flows from investing activities
Acquisition of property and equipment	-	(234,060)
Proceeds from sale of equity investment and settlement of contingent consideration receivable	1,400,000	-
Proceeds from disposal of business	935,974	-
Net cash provided by (used in) investing activities	2,335,974	(234,060)

Cash flows from financing activities
Borrowings under revolving line of credit	575,000	-
Repayments under revolving line of credit	(500,000)	-
Premium financing borrowings	305,759	-
Premium financing repayments	(211,688)	-
Proceeds from issuance of stock	347,108	1,887,000
Proceeds from exercise of stock options	7,400	37,642
Net cash provided by financing activities	523,579	1,924,642

Net increase (decrease) in cash and cash equivalents	146,117	(3,409,651)

Cash and cash equivalents, beginning of period	731,081	4,931,302
Cash and cash equivalents, end of period	$877,198	$1,521,651

Supplemental cash flow Information
Interest paid	$18,356	$1,002
Non-cash investing and financing activities:
Non-cash proceeds on disposal of business	$1,263,000	$-
Value of common stock issued in connection with common stock purchase agreement	$-	$112,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2022	2,083,860	$2,084	$35,883,831	$(31,190,801)	$(965,211)	$3,729,903
Net loss	-	-	-	(1,349,952)	-	(1,349,952)
Stock option compensation	-	-	353,658	-	-	353,658
Forfeiture of stock options on disposal of business (Note 2)	-	-	(407,322)	-	-	(407,322)
Stock issued	7,431	7	56,259	-	-	56,266
Amortization of stock issue costs	-	-	(18,635)	-	-	(18,635)
Issuance of stock from exercise of options	2,000	2	7,398	-	-	7,400
Balances at March 31, 2023	2,093,291	2,093	35,875,189	(32,540,753)	(965,211)	2,371,318
Net income	-	-	-	234,785	-	234,785
Stock option compensation	-	-	88,159	-	-	88,159
Amortization of stock issue costs	-	-	(76,673)	-	-	(76,673)
Balances at June 30, 2023	2,093,291	2,093	35,886,675	(32,305,968)	(965,211)	2,617,589
Net loss	-	-	-	(149,932)	-	(149,932)
Stock option compensation	-	-	180,816	-	-	180,816
Stock issued	55,000	55	290,787	-	-	290,842
Amortization of stock issue costs	-	-	(54,692)	-	-	(54,692)
Balances at September 30, 2023	2,148,291	$2,148	$36,303,586	$(32,455,900)	$(965,211)	$2,884,623

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2021	1,888,231	$1,888	$31,806,458	$(13,436,963)	$(930,211)	$17,441,172
Net loss	-	-	-	(2,078,307)	-	(2,078,307)
Stock option compensation	-	-	312,176	-	-	312,176
Issuance of stock from exercise of options	10,500	11	26,788	-	-	26,799
Balances at March 31, 2022	1,898,731	1,899	32,145,422	(15,515,270)	(930,211)	15,701,840
Net loss	-	-	-	(1,525,442)	-	(1,525,442)
Stock option compensation	-	-	529,565	-	-	529,565
Issuance of stock from exercise of options	5,200	5	8,387	-	-	8,392
Balances at June 30, 2022	1,903,931	1,904	32,683,374	(17,040,712)	(930,211)	14,714,355
Net loss	-	-	-	(4,700,519)	-	(4,700,519)
Stock option compensation	-	-	614,094	-	-	614,094
Stock issued	166,300	166	1,999,334	-	-	1,999,500
Issuance of stock from exercise of options	10,700	11	37,440	-	(35,000)	2,451
Balances at September 30, 2022	2,080,931	$2,081	$35,334,242	$(21,741,231)	$(965,211)	$12,629,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q September 30, 2023

WAVEDANCER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Prior to March 17, 2023, we had two operating segments: Tellenger and Blockchain SCM. Given the classification of GMI, which comprised all of the material operations of the Blockchain SCM segment, as a discontinued operation (see Note 2). After March 17, 2023, the Company manages its business as one reportable operating segment.

Liquidity and Going Concern

During the nine months ended September 30, 2023, the Company generated an operating loss from continuing operations of $978,459. As of September 30, 2023, the Company had working capital of $537,375 including cash and cash equivalents of $877,198. We estimate that over the twelve months from the date of these financial statements our operating activities may use as much as $1.0 million to $1.5 million of cash. On August 2, 2023, the Company realized $118,655 of cash proceeds from the sale of 20,000 shares of common stock, and on August 9, 2023, the Company received $1,400,000 of cash from the sale of its remaining equity interest in GMDC and its contingent consideration receivable from GMDC. On August 9, 2023, the Company repaid $500,000 on the Summit line of credit and has no further borrowing capacity thereunder. On September 29, 2023, the Company issued 35,000 shares of its common stock to its chairman and CEO for $175,000 of cash. The transaction was approved by the board of directors and was at a premium to the trading price on the date of the transaction. We estimate that within twelve months from the issuance of these financial statements, the Company will need to raise additional capital to meet its ongoing operating cash flow requirements as well as to grow its business either organically or through acquisitions. The Company is evaluating strategic alternatives which include the potential merger or sale of the Company. There is no assurance that such activities will result in any transactions or provide additional capital. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying unaudited condensed consolidated financial statements are issued.

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

Reverse Stock Split

On October 18, 2023, the Company effected a reverse stock split of its common stock, par value $0.001 per share, (the “Common Stock”) at a ratio of one-for-ten (the “Reverse Stock Split”). The Reverse Stock split affected all issued common stock and options and warrants to acquire common stock. No fractional shares were issued as a result of the reverse split and any fractional share otherwise issuable were rounded up to the nearest whole number. All shares and per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split. Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock decreased from 19,809,834 pre-split shares to approximately 1,980,983 post-split shares, before finalizing the rounding of fractional shares. As a result of the Reverse Stock Split, the exercise prices of the outstanding options and warrants were increased by a factor of ten.

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 include the accounts of WaveDancer and its condensed consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

Other than as discussed in “Equity Method Investments” below, there have been no changes in the Company’s significant accounting policies as of September 30, 2023, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

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

In connection with the sale of GMI to GMDC on March 17, 2023, (the "Sale Date"), the Company received common stock in GMDC representing approximately 24.9% of the equity of GMDC. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and the treatment of GMI as a discontinued operation. The Company accounted for its investment in GMDC in accordance with the equity method from March 17, 2023 through August 9, 2023. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash, and recognized a gain on sale of $64,525. As of September 30, 2023 the Company has no equity investment in GMDC and any other equity exposure to the GMI business.

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

Concentration of Credit Risk

During the three months ended September 30, 2023, the Company’s prime contracts with U.S. government agencies represented 8.3% of revenue and subcontracts under federal procurements represented 90.6% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 29.3%, 19.9%, and 18.6% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 56.6% of the Company’s revenue in aggregate.

During the three months ended September 30, 2022, the Company’s prime contracts with U.S. government agencies represented 11.4% of revenue and subcontracts under federal procurements represented 82.8% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 30.9%, 21.3%, and 13.0% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 49.9% of the Company’s revenue in aggregate.

During the nine months ended September 30, 2023, the Company’s prime contracts with U.S. government agencies represented 9.1% of revenue and subcontracts under federal procurements represented 89.3% of revenue. The terms of these subcontracts vary from one to five years. Three subcontracts under federal procurements represented 30.3%, 21.1%, and 16.6% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 54.5% of the Company’s revenue in aggregate.

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

The Company sold third-party software and maintenance contracts under agreements with one major supplier, accounting for 9.7% and 11.8% of total revenue during the three- and nine-months ended September 30, 2022, respectively.

As of September 30, 2023, the Company’s accounts receivable included receivables from two subcontracts under federal procurements that represented 42.2% and 17.2% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 69.8% of the Company’s outstanding accounts receivable in aggregate.

As of September 30, 2022, the Company’s accounts receivable included receivables from two subcontracts under federal procurements that represented 46.5% and 13.6% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 66.8% of the Company’s outstanding accounts receivable in aggregate.

Note 2.         Sale and Deconsolidation of GMI and Discontinued Operations

On March 17, 2023, the Company entered in and closed a Stock Purchase Agreement with GMDC, a company newly formed by StealthPoint LLC, a San Francisco based venture fund, under which the Company sold all of the shares of its subsidiary, Gray Matters, Inc. In exchange for this sale, the Company received common shares of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred stock referenced below, 24.9% interest in the purchaser, cash consideration of $935,974 and contingent annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029 attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. Payments will be calculated for each calendar year and are due by March 31 of the following year. GMDC also paid the Company $133,148 for certain of GMI’s operating expenses for the period beginning March 1, 2023 through March 17, 2023.

The equity interest StealthPoint and other GMDC investors received is in the form of Series A non-participating convertible preferred stock having a one-times (1x) liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company continues to provide certain administrative services for GMI. The value of these services is estimated to be $65,000 which was paid by GMDC at closing and is not subject to adjustment. The $65,000 prepayment is included in other accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 and has been amortized as a reduction to selling, general and administrative expenses ratably over the three-month period ending June 30, 2023 after which time no further transition services were provided. The total cash received at closing was $1,000,974. The Company also has the right to appoint a representative to GMDC’s board of directors and a right to co-invest in the anticipated Series B preferred stock financing round which GMDC intends to consummate in the future. The Company recognized a gain on the sale of GMI of $100,615 in the first quarter of 2023, which was included in net loss on discontinued operations in the unaudited condensed consolidated statement of operations, and immediately deconsolidated GMI upon its sale. GMDC was not a related party of the Company at the time of its purchase of GMI. Subsequent to our deconsolidation of GMI, GMI and GMDC are related parties of the Company due to our equity interest in GMDC.

The components of the consideration received and the methods for determining their fair values as of March 17, 2023 were as follows:

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

The GMDC common stock was accounted for as an equity method investment from March 17, 2023 and through its sale on August 9, 2023. During this period, a net loss of $245,525 in the equity investment was recorded. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash, and recognized a gain on sale of $64,525. The contingent consideration receivable of $682,000 was settled in cash for $1,000,000 and a gain of $318,000 was recognized during the three months ended September 30, 2023 (see Note 5).

WaveDancer, Inc.	Form 10-Q September 30, 2023

The following table sets forth details of net earnings from discontinued operations for the nine months ended September 30, 2023 and 2022, which reflects the results of the Blockchain SCM operating segment through the date our controlling financial interest in it was sold – March 17, 2023 (See Note 1).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$566,862
Cost of revenue	-	256,974	74,223	1,118,301
Excess of contract costs over revenue	-	(256,974)	(74,223)	(551,439)
Operating expenses -
Salaries and benefits	-	463,502	484,249	1,076,781
Intangibles amortization	-	303,791	85,338	917,496
Stock based compensation, before forfeitures	-	215,775	65,487	268,283
Forfeiture of stock options	-	-	(407,322)	-
Other operating expenses	-	113,078	134,633	702,534
Change in fair value of contingent consideration	-	-	-	(930,000)
Goodwill impairment	-	2,254,624		2,254,624
Gain on disposal of business	-	-	(100,615)	-
Loss before income tax benefit	-	(3,607,744)	(335,993)	(4,841,157)
Income tax benefit	-	77,592	-	1,788,509
Net loss on discontinued operations	$-	$(3,530,152)	$(335,993)	$(3,052,648)

During the nine months ended September 30, 2023, there was a total of 715,000 unvested stock options forfeited by GMI employees, including 527,500 forfeited by employees who resigned from WaveDancer, on the Sale Date, and were offered employment by GMDC. Stock-based compensation expense of $407,322, previously recognized for these forfeited options, was taken back into income in March 2023.

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

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

Disaggregation of Revenue from Contracts with Customers

	Three Months Ended September 30,
	2023		2022
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,714,509	87.2%	$1,896,829	82.2%
Services fixed price over time	102,402	5.2%	58,965	2.6%
Services combination	33,090	1.7%	50,440	2.2%
Services fixed price per unit	71,299	3.6%	107,778	4.7%
Third-party software	45,977	2.3%	59,076	2.6%
Software support & maintenance	-	0.0%	44,804	1.9%
Incentive payments	-	0.0%	88,487	3.8%
Total revenue	$1,967,277	100.0%	$2,306,379	100.0%

WaveDancer, Inc.	Form 10-Q September 30, 2023

	Nine Months Ended September 30,
	2023		2022
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$5,314,845	86.4%	$5,963,361	65.9%
Services fixed price over time	307,206	5.0%	161,273	1.8%
Services combination	99,270	1.6%	80,520	0.9%
Services fixed price per unit	271,394	4.4%	253,379	2.8%
Third-party software	159,307	2.6%	2,345,884	25.9%
Software support & maintenance	-	0.0%	142,891	1.6%
Incentive payments	-	0.0%	105,103	1.1%
Total revenue	$6,152,022	100.0%	$9,052,411	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. There were no such allowances recognized as of  September 30, 2023 and December 31, 2022.

Accounts receivable as of  September 30, 2023 and December 31, 2022, consist of the following:

	September 30, 2023	December 31, 2022
Billed federal government	$1,456,519	$1,573,407
Billed commercial and local government	22,000	56,152
Unbilled receivables	1,261	-
Accounts receivable	$1,479,780	$1,629,559

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contracts liabilities balances are as follows:

Balance at December 31, 2022	$182,756
Contract liabilities added	-
Revenue recognized	(55,665)
Balance at March 31, 2023	127,091
Contract liabilities added	-
Revenue recognized	(55,088)
Balance at June 30, 2023	72,003
Contract liabilities added	-
Revenue recognized	(45,977)
Balance at September 30, 2023	$26,026

Balance at December 31, 2021	$186,835
Contract liabilities added	19,280
Revenue recognized	(56,423)
Balance at March 31, 2022	149,692
Contract liabilities added	87,612
Revenue recognized	(71,461)
Balance as of June 30, 2022	165,843
Contract liabilities added	2,491
Revenue recognized	(130,648)
Balance at September 30, 2022	$37,686

Revenues recognized during the three months ended September 30, 2023 and 2022, from the balances as of  December 31, 2022 and 2021, were $45,977 and $48,708, respectively. Revenues recognized during the nine months ended September 30, 2023 and 2022, from the balances as of December 31, 2022 and 2021, were $156,730 and $160,809, respectively.

WaveDancer, Inc.	Form 10-Q September 30, 2023

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. As of September 30, 2023, and December 31, 2022 the Company had $0 of deferred costs of revenue. Changes in deferred costs of revenue balances for the nine months ended September 30, 2022, are as follows:

Balance at December 31, 2021	$154,218
Deferred costs added	2,800
Deferred costs expensed	(55,362)
Balance at March 31, 2022	101,656
Deferred costs expensed	(53,434)
Balance as of June 30, 2022	48,222
Deferred costs expensed	(48,222)
Balance as of September 30, 2022	$-

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

As of  September 30, 2023 and December 31, 2022, the Company does not have any sales-type or direct financing leases.

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

As of September 30, 2023, our two operating leases had a weighted average remaining lease term of 28 months and a weighted average discount rate of 5.1%. Future lease payments under operating leases as of September 30, 2023, were as follows:

2023	58,041
2024	174,721
2025	74,804
2026	70,220
Total lease payments	377,786
Less: discount	(24,301)
Present value of lease liabilities	$353,485

The total expense incurred related to its operating leases was $38,053 and $53,560 for the three months ended September 30, 2023 and 2022, respectively, and $118,567 and $164,281 for the nine months ended September 30, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

WaveDancer, Inc.	Form 10-Q September 30, 2023

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

The following table presents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of  September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$809,997	$-	$-	$809,997

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,242	$-	$-	$58,242

As discussed in Note 2 above, in connection with its sale of GMI, the Company received contingent consideration that requires to GMDC to make annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029, up to a cumulative maximum of $4,000,000, attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. The fair value of the contingent consideration was estimated based on GMDC’s forecast of revenue, the estimated after-tax payments to the Company, and the present value of the after-tax payments based on discount rate that reflects the risk of achieving the timing and amounts of forecasted payments. The significant inputs utilized in estimating the fair value of contingent consideration include the forecast of revenues, the income tax rate of 27.0 percent, and the discount rate of 40.75 percent. On August 9, 2023, the Company and GMDC agreed to terminate all rights and obligations with respect to the calculation and payment of future contingent payments from GMDC to the Company in exchange for the payment of $1,000,000 cash by GMDC to the Company, resulting in a gain of $318,000.

The following table is a roll-forward of the Level 3 fair value measurements, which are not considered financial instruments.

Fair value of contingent consideration:
December 31, 2022	$-
Additions	682,000
March 31, 2023	682,000
Additions	-
June 30, 2023	682,000
Settlements	(682,000)
September 30, 2023	$-

There were no unrealized gains or losses recognized in income for the three- or nine-month periods ended September 30, 2023.

WaveDancer, Inc.	Form 10-Q September 30, 2023

Note 6.         Intangible Assets and Goodwill

Information regarding our intangible assets is as follows:

	Weighted Average Useful Life (Years)	Balance December 31, 2022	Additions	Balance September 30, 2023
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(308,217)	(132,183)	(440,400)
Sub-total		901,783	(132,183)	769,600
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,181,783	$(132,183)	$1,049,600

	Weighted Average Useful Life (Years)	Balance December 31, 2021	Additions	Balance September 30, 2022
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(131,973)	(132,183)	(264,156)
Sub-total		1,078,027	(132,183)	945,844
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,358,027	$(132,183)	$1,225,844

As of September 30, 2023, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

2023	$44,061
2024	146,307
2025	136,248
2026	136,248
2027	136,248
Thereafter	170,488
Total	$769,600

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

The Company recognizes compensation costs on a straight-line basis over the service period of the awards. There were no option awards granted in the three and nine months ended September 30, 2023. Fair values of option awards granted in the three and nine months ended September 30, 2022, were estimated using the Black-Scholes option pricing model under the following assumptions:

	Three Months	Nine Months
Risk-free interest rate	2.85% - 2.90%	1.91% - 2.90%
Dividend yield	0%	0%
Expected term (years)	3.25 - 6.00	3.25 - 6.00
Expected volatility	45.9% - 48.1%	45.8% - 48.5%

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

There were 53,500 options with grant date fair values totaling $168,900, and 131,200 options with grant date fair values totaling $1,639,870, granted during the three and nine months ended September 30, 2022, respectively. There were zero and 10,700 options exercised during the three months ended September 30, 2023 and 2022, respectively. There were 2,000 and 26,400 options exercised during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $431,067 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of 11 months.

Total compensation expense related to these plans was $180,816 and $398,319 for the three months ended September 30, 2023 and 2022, respectively, and $557,146 and $971,777 for the nine months ended September 30, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.         Settlement of Litigation

On April 28, 2023, the Company and Jeffrey Gerald, the individual from whom the WaveDancer purchased all the outstanding shares of GMI, executed an agreement to settle pending litigation between them (the “Settlement Agreement”). On January 25, 2023, Gerald, as the result of the termination of his employment, filed a lawsuit against the Company for one year’s severance of $150,000 and benefits to which he claimed he was entitled under his employment agreement with the Company. He had also claimed an anticipatory breach of the payment of $1,500,000 of deferred consideration otherwise due him on December 10, 2023, under the Stock Purchase Agreement between him and the Company and an anticipatory breach to release from escrow 43,648 shares of the Company’s common stock which are held in escrow for application against potential indemnity claims under the Stock Purchase Agreement.

The Company filed an answer denying Gerald’s claims. In addition, the Company filed a counterclaim seeking damages from Gerald associated with the acquisition transaction and arising under the Stock Purchase Agreement.

The principal terms of the Settlement Agreement were:

(a)	All amounts due to Gerald related to the GMI acquisition, including the $1,500,000 of deferred consideration, were deemed satisfied and such obligations were extinguished;

(b)	The Company removed restrictions from 43,648 shares of the Company’s common stock;

(c)	The Company paid Gerald $25,000 as reimbursement for legal costs; and,

(d)	Gerald and the Company agreed to mutual general releases of one another.

As a result of the settlement, the Company recognized a gain, net of expenses, of $1,442,468 in the second quarter of 2023.

Note 9.         Revolving Line of Credit and Notes Payable

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. There were no borrowings and $500,000 of repayments during the three months ended September 30, 2023, and there were $575,000 of borrowings and $500,000 of repayments during the nine months ended September 30, 2023. This line of credit expired on August 16, 2023.

On September 11, 2023, the Company and Summit entered a new line of credit agreement with the same terms as the preceding agreement, except that the maximum availability under the new line was reduced from $1,000,000 to $500,000. As of September 30, 2023, there was $500,000 outstanding and no borrowing availability under this line of credit. The line of credit expires on January 16, 2024.

WaveDancer, Inc.	Form 10-Q September 30, 2023

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

Note 10.         Sales of Shares Under Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement” or "ELOC") and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 450,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement.

On August 11, 2022 and November 10, 2022, the Company issued to B. Riley 8,984 and 2,995 shares, respectively, as a commitment fee in accordance with the Purchase Agreement. The total value of the commitment fee shares was $150,000 and is included in prepaid expenses and other current assets on the unaudited consolidated condensed balance sheet as of December 31, 2022. The commitment fee represents prepaid stock issuance cost and is being amortized to additional paid in capital as shares are sold under the Purchase Agreement. For the three and nine months ended September 30, 2023, the Company amortized $54,692 and $150,000 of the commitment fee, respectively.

During the three months ended September 30, 2023, the Company sold 20,000 shares of common stock under the ELOC at an average price of $5.90 per share, net of fees of $0.30 per share. The net proceeds from this sale were $118,655. During the nine months ended September 30, 2023, the Company sold 27,429 shares of common stock under the ELOC at an average price of $6.30 per share, net of fees of approximately $0.30 per share. The net proceeds from these sales were $172,108. There were no sales under the Purchase Agreement during the three and nine months ended September 30, 2022.

Note 11.         Income Taxes

For the three and nine months ended September 30, 2022, the Company’s effective tax rate was 0%. The difference between the statutory tax rate and the effective tax rate is primarily driven by the presence of a full valuation allowance against all deferred tax assets.

Note 12.         Earnings Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effects of 23,104 shares from stock options and zero shares from warrants, and 29,456 shares from stock options and zero shares from warrants, were excluded from diluted shares for the three and nine months ended September 30, 2022, respectively. The antidilutive effects of 43,735 shares from stock options and zero shares from warrants, and 57,009 shares from stock options and 15,000 shares from warrants, were excluded from diluted shares for the three and nine months ended September 30, 2022, respectively.

WaveDancer, Inc.	Form 10-Q September 30, 2023

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

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

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). The Company’s retained interest in GMI of 24.9% was initially accounted for as an equity method investment. Subsequent to the sale the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout this Item 2 relate to the Company’s continuing operations. See Note 2 to the unaudited condensed consolidated financial statements for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation. On August 9, 2023, the Company sold its remaining 24.9% interest in GMI to GMDC. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash, and recognized a gain on sale of $64,525. As of September 30, 2023 the Company has no equity method investment in GMDC and any other equity exposure to the GMI business.

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

Our Strategy

Our strategy is to grow our business organically as well as through acquisitions. Through the acquisition of Tellenger, Inc. in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which management viewed as higher margin. To grow organically, we are focused on bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities.

As discussed below under ‘Liquidity and Capital Resources’, the Company will need to raise additional capital to grow its business either organically or through acquisition. We are actively pursuing strategic alternatives which include the potential merger or sale of the Company. Any such transaction, if consummated, could fundamentally alter the Company’s business.

Results of Continuing Operations – Three Months Ended September 30, 2023 and 2022

Revenue

Total revenue was $1,967,277 for the three months ended September 30, 2023, compared with $2,306,379 in the prior year quarter, a decrease of $339,102, or 14.7%. The decrease in revenue was driven by our de-emphasis of third-party software sales which accounted for just 2.3% of our sales in the third quarter of 2023 as compared to 8.3% in the prior year quarter. Professional services revenue decreased by $192,712, or 9.1%, to $1,921,300 in the third quarter of 2023 from $2,114,012 in the third quarter of 2022. The decline in professional services revenue is driven primarily by one software modernization project where we had fewer resources deployed in the third quarter of 2023 as compared to the comparable prior year quarter based on current project deliverables.

Gross Profit

Gross profit decreased by $88,784 or 12.0%, to $649,812 for the three months ended September 30, 2023 as compared to $738,596 in the prior year quarter. The decrease in gross profit includes an increase from professional services of $5,533 and a decrease from third-party software sales of $94,317. Professional services gross profit as a percent of revenue declined from 37.5% to 35.8% due to a change in the mix of contracts generating revenue and the related billing rates resulting as well as increases in our costs of labor that outpaced billing rate increases.

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the three months ended September 30, 2023 and 2022 and the changes between periods:

	2023	2022	Increase/ (Decrease)
Salaries and benefits	$500,301	$611,053	$(110,752)
Stock based compensation	180,816	398,319	(217,503)
Legal and professional fees	84,671	444,547	(359,876)
Depreciation & Amortization	56,644	53,597	3,047
Acquisition costs	68,457	38,617	29,840
Software, IT and office expenses	88,349	78,812	9,537
Governance and investor relations	38,901	97,800	(58,899)
Insurance	89,338	81,979	7,359
Marketing and promotions	460	29,629	(29,169)
All other	58,720	34,361	24,359
Total SG&A	$1,166,657	$1,868,714	$(702,057)

Operating Income from Continuing Operations

Our operating loss from continuing operations was $516,845 in the third quarter of 2023 as compared to a loss of $1,130,118 in the corresponding quarter in 2022, an improvement of $613,273, or 54.3%. The decrease in the operating loss from continuing operations is primarily the result of the decrease in SG&A expenses of $702,057, as shown above, partially offset by the decrease in gross profit of $88,784.

WaveDancer, Inc.	Form 10-Q September 30, 2023

Results of Discontinued Operations – Three Months Ended September 30, 2023 and 2022

The sale of GMI to GMDC occurred on March 17, 2023, and as a result, there was no activity for GMI in the third quarter of 2023. Following is the detail of discontinued operations for the third quarter of 2022:

2022
Revenue	$-
Cost of revenue	256,974
Gross profit	(256,974)
Operating expenses -
Salaries and benefits	463,502
Depreciation and amortization	303,791
Stock based compensation	215,775
Other operating expenses	113,078
Goodwill impairment	2,254,624
Loss before income tax benefit	(3,607,744)
Income tax benefit	77,592
Net income on discontinued operations	$(3,530,152)

Results of Continuing Operations – Nine Months Ended September 30, 2023 and 2022

Revenue

Total revenue was $6,152,022 for the nine months ended September 30, 2023, compared with $9,052,411 in the corresponding prior year period, a decrease of $2,900,389, or 32.0%. The decrease in revenue was driven primarily by our de-emphasis of third-party software sales which accounted for just 2.6% of our sales in the nine months ended September 30, 2023, as compared to 28.7% in the nine months ended September 30, 2022. Professional services revenue decreased by $465,819 to $5,992,715 for the nine months ended September 30, 2023, from $6,458,534 in the corresponding nine months of 2022. The decline in professional services revenue arose after the first quarter and is driven primarily by one software modernization project where we had fewer resources deployed in the second and third quarters of 2023 as compared to the comparable prior year quarters based on current project deliverables.

Gross Profit

Gross profit decreased by $327,284 or 14.0%, to $2,011,623 for the nine months ended September 30, 2023, as compared to $2,338,907 in the prior year. The decrease in gross profit includes a decrease from professional services of $161,513 and from third-party software sales of $165,771. Professional services gross profit as a percent of revenue declined slightly from 33.7% to 33.6% due primary to changes in the mix of contracts generating revenue and the related billing rates.

WaveDancer, Inc.	Form 10-Q September 30, 2023

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the nine months ended September 30, 2023 and 2022 and the changes between periods:

	2023	2022	Increase/ (Decrease)
Salaries and benefits	$1,595,216	$2,022,252	$(427,036)
Stock based compensation	557,146	971,777	(414,631)
Legal and professional fees	672,582	1,467,736	(795,154)
Depreciation & Amortization	164,472	165,977	(1,505)
Acquisition costs	512,975	829,478	(316,503)
Software, IT and office expenses	267,693	327,210	(59,517)
Governance and investor relations	246,439	376,904	(130,465)
Insurance	253,384	188,931	64,453
Marketing and promotions	1,328	102,996	(101,668)
All other	161,315	292,096	(130,781)
Total SG&A	$4,432,550	$6,745,357	$(2,312,807)

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $978,459 for nine months ended September 30, 2023 as compared to $4,406,450 for the comparable prior year period, a decrease in the loss of $3,427,991 or 77.8%. The decrease in the operating loss from continuing operations is primarily the result of the gain on litigation settlement of $1,442,468 along with the decrease in SG&A expenses of $2,312,807, as shown above, partially offset by the decrease in gross profit of $327,284.

Results of Discontinued Operations – Nine Months Ended September 30, 2023 and 2022

The sale of GMI to GMDC occurred on March 17, 2023, and as a result we had approximately two fewer weeks of costs and expenses for GMI for the first quarter of 2023 as compared to the first quarter of 2022, and no activity for the second and third quarters of 2023 as compared to full activity during the second and third quarters of 2022, as follows:

			Increase/
	2023	2022	(Decrease)
Revenue	$-	$566,862	$(566,862)
Cost revenue	74,223	1,118,301	(1,044,078)
Gross profit	(74,223)	(551,439)	477,216
Operating expenses -
Salaries and benefits	484,249	1,076,781	(592,532)
Depreciation and amortization	85,338	917,496	(832,158)
Stock based compensation, before forfeitures	65,487	268,283	(202,796)
Forfeiture of stock options	(407,322)	-	(407,322)
Other operating expenses	134,633	702,534	(567,901)
Change in fair value of contingent consideration	-	(930,000)	930,000
Goodwill impairment	-	2,254,624	(2,254,624)
Gain on disposal of business	(100,615)	-	(100,615)
Loss before income tax benefit	(335,993)	(4,841,157)	4,505,164
Income tax benefit	-	1,788,509	(1,788,509)
Net income (loss) on discontinued operations	$(335,993)	$(3,052,648)	$2,716,655

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 except for two new fair value measures for the first quarter of 2023:

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

Liquidity and Capital Resources

On September 30, 2023, the Company had a net working capital of $537,375, including cash and cash equivalents of $877,198 and $500,000 outstanding under its line of credit with Summit bank. For the nine months ended September 30, 2023, we generated a net loss from continuing operations of $929,106. As discussed below, our ability to generate sufficient cash flows to meet our obligations for the twelve months following the issuance of these financial statements is dependent upon factors which are sufficiently outside of management’s control. Accordingly, there is substantial doubt about our ability to continue as a going concern.

The Company will need to raise additional capital to grow its business either organically or through acquisition. The Company is also pursuing strategic alternatives which include the potential merger or sale of the Company. There is no assurance that our efforts will result in any transactions or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued. We estimate that within twelve months from the date of issuing these financial statements, the Company will need to raise additional capital to meet its ongoing operating cash flow requirements.

We used cash from continuing operations of $2,020,330 during the nine months ended September 30, 2023 and anticipate that over the twelve months from the date of these financial statements our operating activities may use as much as $1.0 million to $1.5 million.

On August 9, 2023, the Company received $1,400,000 of cash from GMDC from: 1) the sale of the common stock of GMDC held by the Company; and, 2) in satisfaction of the contingent consideration receivable due from GMDC to the Company. On August 9, 2023, the Company repaid $500,000 on the Summit line of credit and has no further borrowing capacity thereunder. The line of credit expires on January 16, 2024. The Company has no commitments for capital spending nor any plans for material capital expenditures.

WaveDancer, Inc.	Form 10-Q September 30, 2023

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WaveDancer, Inc.	Form 10-Q September 30, 2023

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings

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

On September 27, 2023, the Company sold 35,000 shares of common stock at a price of $5.00 per share in a private placement offering from which it raised aggregate gross proceeds of $175,000. The Company relied upon Rule 506(b) of Regulation D in issuing these shares. No placement fees or commissions were paid in connection with the offering. The proceeds are for use for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

WaveDancer, Inc.	Form 10-Q September 30, 2023

Item 6.         Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	Filed with this Form 10-Q
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Form 10-Q
101.INS	Inline XBRL Instance Document	Filed with this Form 10-Q
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

WaveDancer, Inc.	Form 10-Q September 30, 2023

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc. (Registrant)

Date:	November 13, 2023	By:	/s/ G. James Benoit, Jr.
G. James Benoit,
Chief Executive Officer

Date:	November 13, 2023	By:	/s/ Timothy G. Hannon
Timothy G. Hannon,
Chief Financial Officer