Form 10-K
period 2023-12-31
WAVEDANCER, INC.
filed 2024-03-20
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the 1,657,105 shares of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on June 30, 2023, was approximately $5,054,170. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2024, there were 2,013,180 outstanding shares of the registrant’s common stock.

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

RISK FACTORS SUMMARY

On November 15, 2023, we executed an Agreement and Plan of Merger with Firefly Neuroscience, Inc. (“Firefly”).   Pursuant to this agreement, Firefly will merge with a subsidiary we have organized, and we will be selling our entire business which is conducted through our Tellenger subsidiary. The following Risk Factors only will be relevant to our business if the merger with Firefly is not consummated.  The risk factors that will pertain to the merger can be found in the proxy statement/prospectus contained in a Form S-4 registration statement which we filed with the Securities Exchange Commission, a copy of which can obtained on our website, www.wavedancer.com, or from the SEC website, www.sec.gov. You are encouraged to review those risk factors in conjunction with the risk factors appearing below.

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

●	Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products without compensating us.
●	We are dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.
●	Failure to comply with governmental laws and regulations could harm our business.
●	Our failure to raise additional capital or generate the significant capital necessary to expand our operations could reduce our ability to compete and could harm our business.
●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
●	If we are not able to maintain and enhance our brand and our reputation as a provider of high-quality technology related services, our business and results of operations may be adversely affected.

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

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI” or "Gray Matters") to Gray Matters Data Corporation (“GMDC”). The Company’s retained interest in GMI of 24.9% was initially accounted for as an equity method investment. Subsequent to the sale the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout this Item 1 relate to the Company’s continuing operations. See Note 2 to the consolidated financial statements for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation. On August 9, 2023, the Company sold its remaining 24.9% interest in GMI to GMDC. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash, and recognized a gain on sale of $64,525. As of December 31, 2023 the Company has no equity method investment in GMDC, nor any other equity exposure to the GMI business.

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

As a trusted partner, Tellenger offers a full suite of IT services including consulting, development, training, migration and modernization implementation, and on-site project support. Our IT consulting and software development processes consistently deliver high-quality work using metrics to proactively manage risk. We constantly monitor project metrics to ensure we are meeting objectives and identifying areas for improvement. We have performed software development and conversion projects for over 100 commercial and government entities across health, military, and homeland security organizations including, but not limited to, the Department of Agriculture, Department of Defense, Department of the Navy, Department of Education, Department of Homeland Security, Department of the Treasury, Department of Labor, Department of Logistics Agency, Census Bureau, U.S. Small Business Administration, U.S. Army, U.S. Air Force, U.S. Marine Corps, Department of Veterans Affairs, and General Dynamics Information Technology (formerly Computer Sciences Corporation), publicly traded firms, non-profits, and more.

Our Strategy

On November 15, 2023, the Company entered into a merger agreement with Firefly Neuroscience, Inc. (“Firefly”), a privately held, commercial-stage, medical technology company, to combine the companies in an all-stock transaction (the "Merger"). The closing of the transaction requires the approval of WaveDancer and Firefly shareholders, both of which have been obtained, as well as the satisfaction of other closing conditions, one of which will require the Company raising between $0.8 million and $1.1 million of additional capital, as discussed more fully below in "Management's Discussion and Analysis of Financial Condition and Results of Operations". In connection with the closing of the Merger, WaveDancer will sell its Tellenger subsidiary, the entity through which WaveDancer operates its day-to-day business, to WaveTop Solutions, Inc., a company owned and controlled by WaveDancer's chairman and chief executive officer. Upon closing of the Merger, the combined company will focus on continuing to develop and commercialize Firefly’s Artificial Intelligence driven Brain Network Analytics (BNA™) platform, which was previously cleared by the U.S. Food and Drug Administration (“FDA”).

If the Merger does not close, then we will continue to pursue a strategy of growing our business organically as well as through acquisitions. A strategy of growth through acquisition would require the Company to raise capital to fund the entirety of any acquisitions. Also, as discussed more fully below in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company will need to reduce its expense structure and raise capital to fund its ongoing operations in order to be in a position to continue to operate and pursue such a strategy. For the balance of this Item 1 we will discuss the key elements of the strategy that we will pursue if the Merger does not close.

Through the acquisition of Tellenger in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which provides more consistent revenue at significantly higher margins. If the Merger does not close, we may seek to purchase other technology companies whose businesses complement the Company’s existing business and whose personnel would better enable us to compete for engagements in our focus areas.

To grow organically, we intend to become more proactive in bidding as a prime contractor on government proposals and in expanding our outreach to larger prime contractors for subcontract and teaming opportunities. In the current era of digital transformation, companies of all sizes and types recognize the need to leverage enhanced technology to improve their business capabilities, operational efficiencies, and customer experiences. If they approach digital transformation in a structured, timely way they can gain benefits that give them an improved competitive advantage, reduce their time to market, improve the quality of their offerings, and revolutionize their culture in a positive way.

Challenges in providing services to citizens throughout the COVID-19 pandemic heightened awareness and accelerated the progress of modernizations efforts with the U.S. Government. Many government agencies became focused on developing their own government digital strategies in order to improve productivity, streamline data sharing, reduce errors and reduce expenses. Automation also gives governments the information they need to make data-driven decisions.

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

Products and Services

While we offer a range of services, historically, two areas of focus for us have been modernization, including cloud services and migrations, and cybersecurity. Each of these areas are more fully described below. As noted above, on March 17, 2023, we sold an 75.1% equity stake in the Gray Matters business, and on August 9, 2023, we sold the remaining 24.9%.

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

Professional Services

The majority of our revenue is derived from services that we provide our U.S. government customers through our subsidiary, Tellenger. Tellenger offers a suite of IT services including consulting, development, training, migration and modernization implementation, and on-site project support. Tellenger’s current contracts extend into 2024 and 2025.

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

Employees

As of December 31, 2023, we had 42 full-time and one part-time employees. All of our billable professionals have at least four years of related experience. For computer-related services, we believe that the diverse professional opportunities and interaction among our employees contribute to maintaining a stable professional staff with limited turnover.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities.

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

We have had operating losses in four of the last five years and may not achieve or maintain profitability in the future.

We have incurred losses in four of the last five years, including net losses of $2,034,435, $17,753,838, $1,131,449, and $717,246 during the years ended December 31, 2023, 2022, 2021, and 2019, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

`

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

Although software sales constituted a significant part of our overall revenue until recently, the gross profit we derive from such sales is very modest, generally less than three percent. Consequently, we are reliant on professional fee revenue to maintain and operate our business. The number of our professional services engagements is limited and we have relied upon several key engagements to provide us with the level of revenue we require to breakeven or gain a modest degree of profitability. Any loss of a key contract will have a detrimental effect on the Company.

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

Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost of providing the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract the profitability of our contracts may be materially and adversely affected.

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

Risks Related to Intellectual Property and Technology Licensing

Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or services without compensating us.

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

There can be no assurance that our security controls and safeguard measures taken to improve our cybersecurity protection will be sufficient to mitigate all potential risks to our systems, networks and data. Potential consequences of a cybersecurity attack include disruption to systems, corruption of data, unauthorized release of confidential or otherwise protected information, reputational damage, and litigation with third parties, any of which could have a material adverse effect on our business, financial condition, and results of operations. The amount of insurance coverage we maintain may be inadequate to cover losses or liabilities related to a cybersecurity attack.

Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business, and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, including outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers, or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new service offerings could reduce our ability to compete and could harm our business.

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

Our employees work for us on an “at-will” basis, which means they may terminate their employment with us at any time.

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

Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract new and retain existing customers or sell additional services to our existing customers;
●	budgeting cycles, seasonal buying patterns and purchasing practices of customers;
●	changes in customer, distributor or reseller requirements or market needs;
●	the timing of new contracts for our services and length of our sales cycles;
●	our ability to successfully and continuously expand our business;
●	changes in our pricing policies or those of our competitors;
●	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
●	the lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;
●	our inability to execute, complete or integrate efficiently any acquisition that we may undertake;
●	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
●	the cost and potential outcomes of future litigation;
●	the departure of key employees;
●	seasonality or cyclical fluctuations in our business;
●	cyber attacks, security breaches, or other technical difficulties;
●	political, economic and social instability, including with respect to the conflicts in Ukraine and the Middle East;
●	public health crises, such as the COVID-19 pandemic, and related measures to protect the public health;
●	future accounting pronouncements or changes in our accounting policies or practices;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure; and
●	the amount and timing of costs related to any cost reduction initiatives and the impact of such initiatives.

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

Item 1B.       Unresolved Staff Comments

None.

Item 1C.       Cybersecurity

We maintain a cybersecurity risk management program and related policies and processes to identify, assess and manage material risks from cybersecurity threats. Our program includes working groups responsible for the monitoring of and response to threats. Security workgroups assess and monitor risk posture by continuously evaluating IT infrastructure, deploying security information and event management software tools, and enforcing an assortment of other IT security controls. We communicate regularly with partner contractors and agencies to support risk management, threat monitoring, and incident response efforts.

Our Tellenger subsidiary engages consultants for security assessments and quality system reviews to provide feedback on existing processes and recommend improvements. Additionally, Tellenger has completed numerous assessments for contract and Federal compliance of our internal systems and the systems we work on.

To date, cybersecurity threats have not materially affected our Company, including our business strategy, results of operations or financial condition. We are unaware of any ongoing or previous cybersecurity incidents.

The Chief Executive Officer, with assistance from other members of management, is responsible for managing our cybersecurity program, policies and strategy. Our Board of Directors is responsible for overseeing the management of cybersecurity risks, including the review of, as required, our processes around the management and monitoring of such risks.

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

Item 3.         Legal Proceedings

There are no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “WAVD”.

Holders

As of December 31, 2023, we had 205 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023 that were not disclosed by the Company on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

Beginning in August 2021, we embarked on a transformative strategy to reposition the Company as a leader in the Zero-Trust, blockchain and secure supply chain marketplace. In December 2021, we acquired Gray Matters, Inc. (“GMI” or "Gray Matters") whose blockchain and encryption algorithm technology was built to solve real-world problems through purpose-built innovation in secure Supply Chain Management (SCM) in United States government organizations. After closing on the GMI acquisition, we focused on the second of our two intended foundational acquisitions, Knowmadics, Inc. (“KMI”), a leading Internet of Things (IoT) remote device management and monitoring platform company. After signing a definitive agreement in March of 2022, we terminated the agreement with KMI on June 6, 2022 due to our inability to raise the funds required to complete the deal under its original terms. After our GMI acquisition, we experienced ongoing delays in generating revenue from the Blockchain SCM business and sustained steady operating cash losses. In the fourth quarter of 2022, the Company concluded that its likely best course of action was to divest of the Blockchain SCM business and on March 17, 2023, the Company sold approximately 75.1% of the equity of its GMI subsidiary to Gray Matters Data Corporation (“GMDC”) for cash of $0.9 million, approximately 24.9% of the voting securities of GMDC, and future cash payments contingent upon future GMI revenues. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash, and settled the contingent consideration receivable, which was valued at $682,000 for financial reporting purposes, for a one-time cash payment of $1,000,000. See Note 2 to the consolidated financial statements for further information about the sale of GMI.

As a result of the sale of GMI, the Company’s business reverted solely to its longstanding and legacy government services business through which the Company provides professional services for the benefit of government agencies.

On November 15, 2023, the Company entered into a merger agreement with Firefly Neuroscience, Inc. (“Firefly”), a privately held, commercial-stage, medical technology company, to combine the companies in an all-stock transaction (the "Merger"). The closing of the transaction is contingent upon the approval of WaveDancer and Firefly shareholders as well as satisfaction of other closing conditions including, among other things, approval of the shareholders of both WaveDancer and Firefly, the Company having sufficient cash to satisfy all its outstanding liabilities as of the closing date, and approval by Nasdaq Capital Markets LLC ("Nasdaq") of Firefly's initial listing application. In connection with and nearly simultaneous with the closing of the Merger, WaveDancer will sell its Tellenger subsidiary, the company through which WaveDancer operates its day-to-day business, to WaveTop Solutions, Inc., a company owned and controlled by WaveDancer's chairman and chief executive officer, for $1.5 million of cash. Upon closing, the combined company will focus on continuing to develop and commercialize Firefly’s Artificial Intelligence driven Brain Network Analytics (BNA™) platform, which was previously cleared by the U.S. Food and Drug Administration (“FDA”).

Since late last year, we have been devoting our efforts to closing the Merger with Firefly. If the Merger does not close, we will need to make fundamental decisions as to how to proceed with our business. We anticipate that we will confront delisting from the Nasdaq Stock Market. The standalone business of our operating subsidiary, Tellenger, is profitable but cannot support the administrative expenses of being a public reporting company. In addition, we will lack the required capital to satisfy our liabilities and we may need to consider a sale of Tellenger to acquire the capital necessary to satisfy these liabilities or attempt to achieve work-out arrangements with our creditors.

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

Results of Operations

The following table sets forth, for the periods indicated, selected information from our Consolidated Statements of Operations and the notes to the consolidated financial statements, expressed as a percentage of revenue:

	Year Ended December 31,
	2023	2022
Revenues
Professional fees	97.6%	75.7%
Software sales	2.4%	24.3%
Total revenues	100.0%	100.0%

Cost of revenues
Cost of professional fees	64.9%	51.3%
Cost of software sales	2.3%	22.8%
Total cost of revenues excluding depreciation and amortization	67.2%	74.1%

Gross profit	32.8%	26.0%

Selling, general and administrative expenses	73.2%	75.1%
Gain on litigation settlement	(18.1%)	0.0%

Operating loss from continuing operations	(22.3%)	(49.1%)

Gain on sale of equity investment and settlement of contingent consideration receivable	4.8%	0.0%
Other income, net	0.1%	0.1%
Interest expense	(1.3%)	(0.7%)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(18.7%)	(49.7%)

Income tax (benefit) expense	(0.5%)	7.4%

Net loss from continuing operations before equity in net loss of affiliate	(18.2%)	(57.1%)

Equity in net loss of affiliate	(3.1%)	0.0%

Net loss from continuing operations	(21.3%)	(57.1%)

Loss from discontinued operations	(4.2%)	(103.9%)

Net loss	(25.5%)	(161.0%)

Revenue

Revenue decreased by 27.6%, or $3.0 million, from $11.0 million in 2022 to $8.0 million in 2023. This net decrease includes a decrease in professional services revenue of 6.6%, or $0.6 million and a decrease in revenue from sales of third-party software, primarily Adobe products, of 92.9% or $2.5 million.

During 2023, we continued to de-emphasize sales of third-party software products because they have generated very low gross profits of 0.9% and 6.2% in 2023 and 2022, respectively, and also require relatively significant administrative effort.

Gross Profit

Gross profit decreased by $0.3 million, or 8.7%, from $2.9 million in 2022 to $2.6 million in 2023, with gross profit percentage increasing from 26.0% to 32.8%. This net decrease in gross profit is primarily attributable to $0.2 million of lower gross profit from third party product sales. This decline in gross profit is fully offset by decreases in commissions and other expenses directly related to the sale of third party software.

Selling, General and Administrative Expenses (“SG&A")

SG&A expenses decreased from $8.2 million in 2022 to $5.8 million, a decrease of 29.1%, in 2023 as follows:

	2023	2022	Increase/ (Decrease)
Salaries and benefits	$2,124,562	$2,719,057	$(594,495)
Stock based compensation	710,550	1,276,455	(565,905)
Legal and professional fees	828,931	1,549,507	(720,576)
Depreciation & Amortization	217,236	220,192	(2,956)
Acquisition costs	714,409	889,696	(175,287)
Software, IT and office expenses	376,358	428,564	(52,206)
Governance and investor relations	318,852	435,432	(116,580)
Insurance	351,498	224,327	127,171
Marketing and promotions	2,233	105,777	(103,544)
All other	197,503	432,794	(235,291)
Total SG&A	$5,842,132	$8,281,801	$(2,439,669)

Gain on Litigation Settlement

In 2023, we had a gain of $1.4 million on the settlement of litigation. As discussed in Note 9 to the consolidated financial statements, the Company and Jeffrey Gerald, the individual from whom the WaveDancer purchased all the outstanding shares of GMI, were engaged in litigation about Mr. Gerald's termination as an employee of the Company as well as whether the Company should be required to pay the deferred consideration of $1.5 million that would have been payable on December 10, 2023. The Company and Gerald settled the litigation, resolving all outstanding matters between them, including termination of the $1.5 million deferred consideration obligation under the terms of the GMI acquisition agreement.

Net Loss

For 2023 we had a net loss of $2.0 million versus $17.8 million in 2022. The primary drivers of the $15.7 million reduction in net loss in 2023 include the inclusion in the 2022 net loss of impairment losses of $10.2 million in our GMI business which was sold in 2023, a reduction of other GMI losses of $1.0 million, reduced operating expenses in 2023 from continuing operations of $2.4 million, and the $1.4 million gain on litigation settlement in 2023.

Liquidity and Capital Resources

During the year ended December 31, 2023, the Company generated a net loss from continuing operations of $1.7 million. As of December 31, 2023, the Company had a working capital deficit of less than $0.1 million, including cash and cash equivalents of $0.7 million. As of December 31, 2023 the Company had $0.5 million outstanding under its bank line of credit and no borrowing availability. In September, 2023, we sold 35,000 unregistered shares of our common stock in a private offering at a price of $5.00 per share from which we raised aggregate gross proceeds of $175,000. The Company's current focus is on closing the Merger. Under the terms of the Merger Agreement, we must have Parent Net Cash of no less than zero on the closing date. Parent Net Cash means the amount of cash on hand, including the proceeds from the Tellenger Sale transaction of $1.5 million, less all of our liabilities - other than the operating liabilities associated with Tellenger - on the closing date, including transaction costs and severance obligations. We estimate that the Company will need to raise between $0.8 million and $1.1 million of additional capital in order to reach the minimum required Parent Net Cash amount. To raise this capital, we intend to conduct a private placement, the funding of which will be contingent on the Merger closing. There can be no assurance that our efforts to undertake a private placement will be successful.

If the Company and Firefly are unable to raise the capital required to consummate the Merger, which for the Company is approximately $0.8 million to $1.0 million, and the Merger transaction does not close, we will likely be delisted from the Nasdaq as a result of not meeting the minimum stockholders’ equity requirement for continued listing, unless we are able to develop a plan for raising our stockholders’ equity that is acceptable to Nasdaq. If the Merger does not close and we are delisted, we would implement an expense reduction program and may cease to be a reporting company, which would reduce our operating expenses significantly. We would also likely need to raise additional capital to meet our liquidity commitments through the end of 2024 and beyond. We may also need to pursue arrangements with our creditors to defer or curtail our obligations if we are unable to reduce our expenses quickly enough or raise additional capital.

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

The fair values of option awards granted in 2023 and 2022 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2023	2022
Risk-free interest rate	4.6%	1.9% - 4.3%
Dividend yield	0%	0%
Expected term (years)	3.25 - 3.50	3.25 - 6.00
Expected volatility	33.5% - 36.7%	45.8% - 48.1%

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, (the "Evaluation Date"), based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

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

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.       Directors, Executive Officers, and Corporate Governance

Directors

The following sets forth certain information, as of February 29, 2024, about each member of our Board of Directors (the “Board”), including an account of their specific business experience; the names of publicly held and certain other corporations of which they also are, or have been within the past five years, directors; and a discussion of their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors. Our Certificate of Incorporation provides that our Board is divided into three classes, Class I, Class II, and Class III, with members of each class typically serving staggered three-year terms.

Name of Director	Age	Director Since	Position with the Company
Paul B. Becker	62	2021	Director
G. James Benoit Jr.	52	2021	Director, CEO and Chairman
James C. DiPaula, Jr.	61	2021	Director
Jack L. Johnson, Jr.	67	2021	Director
William H. Pickle	74	2015	Director
Bonnie K. Wachtel	68	1992	Director

Paul B. Becker, Rear Admiral, USN (ret), age 62, is a former Naval Intelligence Officer and senior executive with a unique combination of business, military, cyber and leadership experience. As the CEO of “The Becker T3 Group” consultancy he founded in 2016, he leverages an outstanding network of U.S. and international security leaders to provide clients with an understanding of National Security trends and activities. He’s successfully developed and implemented all-source intelligence strategies for large, diverse international teams. From 2016 to 2017, Paul led the Presidential Transition’s Intelligence Community Landing Team which provided policy input, strategic guidance and operational counsel to a new administration. He served as Director of Intelligence for the Joint Chiefs of Staff beginning in 2013. Additional military service includes Director of Intelligence for the U.S. Pacific Command in Hawaii and the International Security Assistance Force Joint Command in Afghanistan, commanding officer of CENTCOM’s Joint Intelligence Center in Tampa, and Assistant Naval Attaché to France.

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

G. James Benoit, Jr. age 52, has spent his career devoted to the intelligence and national security missions of the United States. From 2009 to 2019, he served as the CEO of FedData and Domain5, a pair of technology companies supplying secure hardware, engineering, analytics, network engineering and computer network operations support services to the National Intelligence Community and the Department of Defense. On his watch, FedData grew from start-up to nearly $500 million in revenue and over $30 million in earnings.

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

Mr. DiPaula received his Bachelor of Science degree in Business Administration from Towson University.

Jack L. Johnson, Jr., 67, is the CEO and Managing Partner for Jack Johnson and Associates, a strategic consulting firm located in McLean, VA. The firm specializes in providing business and risk consulting to clients domestically and internationally, particularly in the areas of business risk, pre- and post-sale merger and acquisition support, business integration as well as in-depth security assessments.

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

William H. Pickle, 74, is a government affairs/business development consultant with over 30 years of experience at senior levels within the federal government. Since 2007, Mr. Pickle has served as President of The Pickle Group, LLC, a Washington DC-based business development company. Mr. Pickle served as the 37th Sergeant at Arms (SAA) of the United States Senate. Mr. Pickle was nominated for this senior position by Senate Majority Leader Bill Frist and elected by the Senate in March 2003. He was re-elected in January 2005. In this position, Mr. Pickle served as the Senate's Chief Operating Officer, Chief of Protocol, Chief of Security; and managed over 950 Senate employees and an annual budget exceeding $200 million. As SAA, Mr. Pickle worked closely with Senators, Committees and senior Senate staff on a daily basis. In addition, as the SAA, he served as Chairman of the U.S. Capitol Police Board with direct oversight for a 2200 person police department with a budget of $300 million. Prior to his Senate service, Mr. Pickle served in several Senior Executive Service (SES) positions within the Executive Branch, which included being the first SES Director of the Transportation Security Administration and a Deputy Inspector General of the Department of Labor.

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

Bonnie K. Wachtel, 68, is a principal of Wachtel & Co., Inc., a boutique investment firm based in Washington, D.C. Her career spans investment banking, valuation consulting, and oversight of financial reporting and internal controls. Ms. Wachtel has been a director of six Nasdaq-listed companies since joining her firm in 1984, and currently serves on the Board of VSE Corporation (VSEC), a provider of engineering services principally to federal government clients. From November 2013 through 2021, she was a director of The ExOne Company, (XONE), a global provider of 3D printing machines, products, and services. Her securities industry experience includes service on the Advisory Committee for the National Market System Consolidated Audit Trail, LLC, an entity created by order of the SEC, and ten years on the Hearing Panel for Nasdaq Listing Qualifications.

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

Executive Officers

The following table sets forth the name, age (as of February 29, 2024) and position of each of our executive officers.

Name of Executive Officer	Age	Position With Company
G. James Benoit, Jr.	52	Chief Executive Officer and Chairman
Timothy G. Hannon	60	Chief Financial Officer

G. James Benoit, Jr, was appointed Chairman and Chief Executive Officer in August 2021. See description under directors above.

Timothy G. Hannon, was appointed Chief Financial Officer on September 29, 2021. From June 2021 until his permanent appointment as CFO, Mr. Hannon had been a Managing Director at GlassRatner Advisory & Capital Group, LLC d/b/a B. Riley Advisory Services. From March 2017 until June 2021, Mr. Hannon served as VP Finance & Corporate Controller and then as Chief Financial Officer of Ready Pac Foods, Inc. (“RPF”) d/b/a Bonduelle Fresh Americas, a wholly owned subsidiary of Bonduelle SA, a French publicly traded company. From May 2016 to March 2017, Mr. Hannon was an outside consultant to RPF in connection with Bonduelle’s acquisition of RPF. Prior thereto, Mr. Hannon was the chief financial officer for several privately held enterprises. He began his career with Arthur Andersen & Co. in New York where he was primarily assigned to audits of publicly traded companies. Mr. Hannon graduated from the State University of New York at Albany with a bachelor’s degree in accounting and is a certified public accountant.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no officers, directors and 10% beneficial owners who failed to file on a timely basis the forms required under Section 16(a) of the Exchange Act during our 2023 fiscal year.

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

Audit Committee

We have a separately designated standing audit committee. This committee currently has three members, Bonnie K. Wachtel (Chairperson), James C. DiPaula, Jr., and Paul B. Butler. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of annual audits. All members of the Audit Committee meet the current independence standards promulgated by the SEC and by the NASDAQ Stock Market; as such standards apply specifically to members of audit committees. The Board has determined that Ms. Wachtel is our “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The current audit committee charter is available for viewing on our Web site at www.wavedancer.com on the Governance Documents page under the Investors heading.

Item 11.       Executive Compensation

The Summary Compensation Table below sets forth compensation information for (i) those individuals who served as the Chief Executive Officer during 2023, (ii) up to two other individuals serving as executive officers on December 31, 2023 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) hereof but for the fact they were not serving as an executive officer on December 31, 2023 (collectively “Named Executive Officers”):

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary[1] ($) (c)	Bonus ($) (d)	Option awards[2] ($) (f)	All other compensation[3] ($) (i)	Total ($) (j)
G. James Benoit Jr.	2023	131,563	-	8,363	3,591	143,517
Chief Executive Officer	2022	181,311	-	115,200	2,681	299,192
Timothy G. Hannon	2023	250,000	-	8,363	7,100	265,463
Chief Financial Officer	2022	250,313	-	537,050	5,050	792,413

[1]

During 2022 Mr. Benoit and Mr. Hannon elected to forego portions of their salaries and received stock option awards instead. The salary amounts foregone and included in column (c) for Mr. Benoit was $89,870 and for Mr. Hannon was $25,000. Mr. Benoit and Mr. Hannon were granted 36,000 stock options and 4,000 stock options, respectively, on November 21, 2022. See note 2 below for further details on these grants.

[2]

Amounts in column (f) reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock. These amounts do not represent amounts the named executive officers received or are entitled to receive. The assumptions used in the valuation of these awards can be found in Note 13 to our consolidated financial statements. The amounts do not reflect the risk the awards may be forfeited in certain circumstances and, for awards that are subject to performance conditions, the risk there is no payout because the performance conditions are not met.

The vesting of all option awards granted to executive officers in 2023 and 2022 are subject only to the term of service.

The 2023 option awards for Mr. Benoit represents an award of 12,500 options on November 3, 2023, exercisable at $2.03 per share with approximately 4,167 shares exercisable on each of October 28, 2024, 2025 and 2026., and expiring on October 31, 2028. The 2022 option award for Mr. Benoit represents an award of 36,000 options on November 21, 2022, exercisable at $8.60 per share with 12,000 shares exercisable on each of November 21, 2023, 2024 and 2025, and expiring on November 21, 2032.

The 2023 option awards for Mr. Hannon represents an award of 12,500 options on November 3, 2023, exercisable at $2.03 per share with approximately 4,167 shares exercisable on each of October 28, 2024, 2025 and 2026, and expiring on October 31, 2028. The 2022 option awards for Mr. Hannon represent an award of 25,000 shares on March 22, 2022, exercisable at $49.90 per share with 7,500 shares exercisable on each of March 22, 2023, 2024 and 2025, and expiring on March 22, 2032, and an award of 4,000 options on November 21, 2022, exercisable at $8.60 per share with approximately 1,333 shares exercisable on each of November 21, 2023, 2024 and 2025, and expiring on November 21, 2032.

[3]	Amounts in column (i) are for employer matching contributions to each individual’s 401(k) defined contribution account under our company-wide 401(k) Pension and Profit-Sharing Plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On August 26, 2021, an employment agreement was executed between the Company and G. James Benoit, Jr., who was named as the Chief Executive Officer of the Company. Under the agreement, Mr. Benoit initially received a base salary of $60,000, which may be adjusted periodically by the board of directors, with eligibility to receive an annual performance bonus up to 100% of his base salary based on measurement standards to be determined by the Board’s compensation committee. Under the agreement, Mr. Benoit was granted options to purchase 3,000 shares of Company’s common stock under its 2016 Stock Incentive Plan and 100,000 options upon the adoption of its 2021 Stock Incentive Plan. The board of directors voted on March 18, 2022, with an effective date of the same, to increase Mr. Benoit’s base rate of pay by $107,500, and to further increase his base rate of pay by an additional $107,500 effective August 26, 2022, the anniversary date of his employment agreement. In the event of Mr. Benoit’s termination other than for Cause, death, disability, or by Mr. Benoit Without Good Reason (as defined in the agreement), he is entitled to receive pro-rated bonus, severance payments at the same rate as the base salary for a period of twelve months following the date of termination, and continued participation in all benefit plans for which he is legally eligible during the severance period.

On March 22, 2022, an employment agreement was executed between the Company and Timothy G. Hannon, who was named as the Chief Financial Officer of the Company. Under the agreement, Mr. Hannon receives a base salary of $270,000, with eligibility to receive an annual performance bonus up to 50% of his base salary based on measurement standards to be determined by the Board’s compensation committee. In the event of Mr. Hannon’s termination other than for Cause, death, disability, or by Mr. Hannon Without Good Reason (as defined in the agreement), he is entitled to receive pro-rated bonus, severance payments at the same rate as the base salary for a period of twelve months following the date of termination, and the Company will pay for Mr. Hannon’s COBRA coverage during the severance period, if eligible.

The following table sets forth the outstanding equity awards as of December 31, 2023 for the Named Executive Officers of the Company:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)		Option exercise price ($) (e)	Option expiration date (f)
G. James Benoit Jr.	12,000	24,000	(1)	$8.60	11/21/32
G. James Benoit Jr.	-	3,000	(2)	28.00	08/26/26
G. James Benoit Jr.	100,000	-		48.90	12/30/26
G. James Benoit Jr.	-	12,500	(3)	2.03	10/31/28
Timothy G. Hannon	1,333	2,667	(1)	8.60	11/21/32
Timothy G. Hannon	2,500			48.90	12/30/26
Timothy G. Hannon	7,500	15,000	(4)	49.90	03/22/32
Timothy G. Hannon	-	12,500	(3)	$2.03	10/31/28

(1)	One half vest on each of November 21, 2024 and 2025.
(2)	Vests on August 26, 2024.
(3)	One-third vests on each of October 31, 2024, 2025, and 2026.
(4)	7,500 shares vest on each of March 22, 2024 and 2025.

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

Retirement Plans

The Company has a Cash or Deferred Arrangement Agreement (CODA), which satisfies the requirements of section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. In 2023, the Company matched 25% of the first 6% of the participants’ elective deferrals. The Company may also make additional contributions to all eligible employees at its discretion. The Company did not make additional contributions during 2023.

Compensation of Directors

For the year ended December 31, 2023, the Company paid each non-employee director a quarterly fee of $3,750 per quarter to serve on the board and an additional $1,250 for non-employee committee chairpersons. Options to purchase shares of common stock may be issued in addition to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following Table describes all compensation for each director for the year ended December 31, 2023.

Name	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Non- qualified deferred compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul B. Becker[1]	$15,000	-	$3,010	-	-	-	$18,010
James C. DiPaula, Jr.[2]	15,000	-	3,010	-	-	-	18,010
Jack L. Johnson, Jr.[3]	20,000	-	3,010	-	-	-	23,010
William H. Pickle[4]	15,000	-	3,010	-	-	-	18,010
Linda L. Singh[5]	7,500	-	-	-	-	-	7,500
Donald J. Tringali[6]	15,000	-	-	-	-	-	15,000
Bonnie K. Wachtel[7]	$20,000	-	$3,010	-	-	-	$23,010

[1]	Had an aggregate amount of 11,000 options outstanding as of December 31, 2023.
[2]	Had an aggregate amount of 10,000 options outstanding as of December 31, 2023.
[3]	Had an aggregate amount of 12,000 options outstanding as of December 31, 2023.
[4]	Had an aggregate amount of 15,000 options outstanding as of December 31, 2023.
[5]	Had zero options outstanding as of December 31, 2023.Resigned as a director effective March 20, 2023.
[6]	Had zero options outstanding as of December 31, 2023. Resigned as a director effective July 5, 2023.
[7]	Had an aggregate amount of 14,000 options outstanding as of December 31, 2023.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for certain employees, directors, and consultants, as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of Outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders[1,2,3]	391,000	$27.43	170,300
Equity compensation plans not approved by security holders	-	-	-
Total	391,000	$27.43	170,300

1

The Company’s 2021 Stock Incentive Plan was approved by the Company’s stockholders on December 2, 2021, has an effective date of October 11, 2021, and expires on October 11, 2031 (the “2021 Plan”). The 2021 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2021 Plan is 500,000. Options granted under the 2021 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors

2

The Company’s 2016 Stock Incentive Plan was approved by the Company’s stockholders on June 1, 2016, has an effective date of April 4, 2016, and expires on April 4, 2026 (the “2016 Plan”). The 2016 Plan provides for the granting of equity awards to employees and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,00000. Options granted under the 2016 Plan expire no later than ten years from the date of grant or 90 days after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors.

3

The Company’s 2006 Stock Incentive Plan was approved by the Company’s shareholders on May 18, 2006, has an effective date of April 12, 2006, and expired April 12, 2016. The 2006 Plan provided for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 195,000. Options under the 2006 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vested over periods determined by the Board of Directors.

Security Ownership of Certain Beneficial Owners and Management

Based on Schedule 13G, Schedule 13D, and Section 16(a) filings, there are no persons known to us as of the date of this filing to beneficially own more than 5% of the outstanding shares of our common stock. The following tables set forth the beneficial ownership of our common stock held as of February 29, 2024, by each current director, each Named Executive Officer; and by all current directors and executive officers as a group.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent Of Class(2)
G. James Benoit, Jr., Chairman, Director, Chief Executive Officer	387,912	(3)	17.6%
Timothy G. Hannon, Chief Financial Officer	18,833	(4)	*
Paul B. Becker, Director	5,500	(5)	*
James C. DiPaula, Jr., Director	60,966	(6)	3.0%
Jack L. Johnson, Jr., Director	16,000	(7)	*
William H. Pickle, Director	33,641	(8)	1.7%
Bonnie K. Wachtel, Director	40,880	(9)	2.0%

All directors and executive officers as a group	563,732		24.8%

*	Beneficial Ownership represents less than 1% of the class of shares.

(1)	The address of record for all directors and executive officers is care of the Company at 12015 Lee Jackson Memorial Hwy, Ste 210, Fairfax VA 22033.
(2)

The foregoing percentages are based on the number of shares of our common stock outstanding as of February 29, 2024, of 2,013,180, and for each beneficial owner and all directors and officers as a group includes all options and warrants exercisable within 60 days of February 29, 2024.

(3)	Includes 112,000 shares issuable upon the exercise of options and 77,333 shares issuable upon the exercise of warrants to purchase common stock.
(4)	Includes 18,833 shares issuable upon the exercise of options.
(5)	Includes 5,500 shares issuable upon the exercise of options.
(6)	Includes 5,000 shares issuable upon the exercise of options and 5,856 shares issuable upon the exercise of warrants to purchase common stock.
(7)	Includes 7,000 shares issuable upon the exercise of options and 3,500 shares issuable upon the exercise of warrants to purchase common stock.
(8)	Includes 9,500 shares issuable upon the exercise of options and 6,829 shares issuable upon the exercise of warrants to purchase common stock.
(9)	Includes 8,500 shares issuable upon the exercise of options and 2,500 shares issuable upon the exercise of warrants to purchase common stock.

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

On September 27, 2023, the Company sold 35,000 shares of common stock to G. James Benoit, Jr., Chairman and Chief Executive Officer at a price of $5.00 per share in a private placement offering from which it raised aggregate gross proceeds of $175,000.

During the fiscal year ending December 31, 2023, the Company did not engage in any additional Related Party Transactions.

Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the NASDAQ Stock Market:

Paul B. Becker
James C. DiPaula, Jr.
Jack L. Johnson, Jr.
William H. Pickle
Bonnie K. Wachtel

There are no family relationships between any directors or executive officers of the Company.

Item 14.       Principal Accountant Fees and Services (CohnReznick LLP, Tysons, Virginia, PCAOB ID 596)

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audits of the Company's annual financial statements for the years ended December 31, 2023 and 2022, respectively, and fees billed for other services rendered by our principal accountants during those periods.

Fee Category	2023 Fees	2022 Fees
Audit Fees	$383,829	$313,400
Tax Fees	38,587	61,018
Total Fees and Services	$422,416	$374,418

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and for the review of the Company’s financial statements included in its quarterly reports on Form 10‑Q.

Tax Fees consist of fees related to tax compliance, tax advice and tax planning services.

Policy on Audit Committee Pre-Approval

In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees, that are to be performed by CohnReznick LLP, our independent registered public accounting firm, subject to the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee's pre-approval of non-audit services involves consideration of the impact of providing such services on CohnReznick LLP's independence. All 2023 and 2022 non-audit services were pre-approved by the Audit Committee.

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

Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

WaveDancer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WaveDancer, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Discontinued Operations (Notes 1, 2 and 6 to the Financial Statements)

Critical Audit Matter

On March 17, 2023, the Company entered into and completed the sale of all of the shares of Gray Matters, Inc. (“GMI”) to Gray Matters Data Corporation (“GMDC”). The Company received cash and common stock in GMDC as consideration, along with contingent payments to be received.  GMI represented all of the operations of the Company’s Blockchain SCM segment and as such management determined that the sale met the criteria to be classified and presented as discontinued operations for all periods presented in accordance with Accounting Standard Codification 205-20, Discontinued Operations (“ASC 205-20”).

Significant judgment is exercised by the Company in the identification, segregation, and presentation and disclosure of discontinued operations related to the sale of GMI.

Given these factors, the related audit effort in evaluating management’s judgments in determining the matter was challenging, subjective, and complex and required a high degree of auditor judgment.

How our audit addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s determination of discontinued operations for the Gray Matters reporting unit included the following:

●

We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the Company's discontinued operations assessment process.

●	We obtained and evaluated the Company's memorandum that documented management's presentation and disclosure conclusions with respect to the relevant accounting standards.
●	We tested the classification of amounts included in discontinued operations by agreeing such amounts to the Company's historical accounting records.
●

With the assistance of our firm’s valuation professionals with specialized skills and knowledge, we tested the Company’s discounted cash flow models, including certain assumptions such as the discount rates and terminal value as well as the estimates of the fair value of rollover equity and contingent payments to be received from the buyers of GMI in the first quarter of 2023.

We have served as the Company’s auditor since 2012.

/s/CohnReznick LLP

Tysons, Virginia

March 20, 2024

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$681,995	$731,081
Accounts receivable	1,117,862	1,629,559
Prepaid expenses and other current assets	267,351	442,445
Total current assets	2,067,208	2,803,085

Intangible assets, net of accumulated amortization of $484,461 and $308,217, respectively	1,005,539	1,181,783
Goodwill	1,125,101	1,125,101
Right-of-use operating lease asset	245,569	376,104
Property and equipment, net of accumulated depreciation and amortization of $432,620 and $391,628, respectively	57,999	98,991
Other assets	18,419	79,305
Assets held for sale	-	2,316,845
Total assets	$4,519,835	$7,981,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$403,441	$573,789
Revolving line of credit	500,000	425,000
Accrued payroll and related liabilities	615,766	676,796
Commissions payable	30,223	125,033
Income taxes payable	3,450	3,101
Other accrued liabilities	267,604	283,497
Contract liabilities	114,540	182,756
Operating lease liabilities - current	163,282	203,342
Deferred acquisition consideration	-	1,415,098
Total current liabilities	2,098,306	3,888,412

Operating lease liabilities - non-current	136,652	303,778
Deferred tax liabilities, net	16,187	59,121
Total liabilities	2,251,145	4,251,311

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 2,180,485 and 2,083,860 shares issued, 2,013,180 and 1,916,555 shares outstanding as of December 31, 2023 and 2022, respectively	2,180	2,084
Additional paid-in capital	36,456,957	35,883,831
Accumulated deficit	(33,225,236)	(31,190,801)
Treasury stock, 167,305 shares at cost, as of December 31, 2023 and 2022	(965,211)	(965,211)
Total stockholders' equity	2,268,690	3,729,903
Total liabilities and stockholders' equity	$4,519,835	$7,981,214

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenues
Professional fees	$7,793,163	$8,347,052
Software sales	188,812	2,675,930
Total revenues	7,981,975	11,022,982

Cost of revenues
Cost of professional fees	5,180,508	5,651,424
Cost of software sales	187,170	2,508,714
Total cost of revenues excluding depreciation and amortization	5,367,678	8,160,138

Gross profit	2,614,297	2,862,844

Selling, general and administrative expenses	5,842,132	8,281,801
Gain on litigation settlement	(1,442,468)	-

Operating loss from continuing operations	(1,785,367)	(5,418,957)

Gain on sale of equity investment and settlement of contingent consideration receivable	382,525	-
Other income, net	10,596	7,107
Interest expense	(103,256)	(81,621)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(1,495,502)	(5,493,471)

Income tax (benefit) expense	(42,585)	812,457

Net loss from continuing operations before equity in net loss of affiliate	(1,452,917)	(6,305,928)

Equity in net loss of affiliate	(245,525)	-

Net loss from continuing operations	(1,698,442)	(6,305,928)

Loss from discontinued operations	(335,993)	(11,447,910)

Net loss	$(2,034,435)	$(17,753,838)

Basic and diluted loss per share from continuing operations	$(0.87)	$(3.56)
Basic and diluted loss per share from discontinued operations	(0.17)	(6.47)
Basic and diluted net loss per share	$(1.04)	$(10.03)

Weighted average common shares outstanding
Basic and diluted	1,948,769	1,768,853

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2021	1,888,231	$1,888	$31,806,458	$(13,436,963)	$(930,211)	$17,441,172
Net loss	-	-	-	(17,753,838)	-	(17,753,838)
Stock option compensation	-	-	1,967,927	-	-	1,967,927
Stock issued	169,229	169	2,036,831	-	-	2,037,000
Issuance of stock from exercise of options	26,400	27	72,615	-	(35,000)	37,642
Balances at December 31, 2022	2,083,860	2,084	35,883,831	(31,190,801)	(965,211)	3,729,903
Net loss	-	-	-	(2,034,435)	-	(2,034,435)
Stock option compensation	-	-	776,036	-	-	776,036
Forfeiture of stock options on disposal of business (Note 2)	-	-	(407,322)	-	-	(407,322)
Stock issued	94,625	94	347,014	-	-	347,108
Issuance of stock from exercise of options	2,000	2	7,398	-	-	7,400
Amortization of stock issue costs	-	-	(150,000)	-	-	(150,000)
Balances at December 31, 2023	2,180,485	$2,180	$36,456,957	$(33,225,236)	$(965,211)	$2,268,690

The accompanying notes are an integral part of the consolidated financial statements.

WAVEDANCER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,034,435)	$(17,753,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	335,993	11,447,910
Depreciation and amortization	217,236	219,986
Stock-based compensation	710,550	1,276,455
Deferred income tax expense	(42,934)	(3,019,124)
Amortization of right-of-use assets	130,535	183,070
Accretion of deferred acquisition consideration	27,370	80,098
Gain on litigation settlement	(1,442,468)	-
Gain on sale of equity investment and settlement of contingent consideration receivable	(382,525)	-
Equity in loss of affiliate	245,525	-
Changes in operating assets and liabilities:
Accounts receivable	511,697	35,303
Prepaid expenses and other current assets	158,242	(15,455)
Other assets	60,886	(2,205)
Accounts payable	(170,348)	(76,710)
Contract liabilities	(68,216)	(4,079)
Accrued payroll and related liabilities and other accrued liabilities	(76,574)	235,259
Operating lease liability	(207,186)	(192,128)
Commissions payable	(94,810)	(99,217)
Cash used in operating activities of continuing operations	(2,121,462)	(7,684,675)
Cash used in operating activities of discontinued operations	(693,106)	1,670,714
Net cash used in operating activities	(2,814,568)	(6,013,961)

Cash flows from investing activities
Acquisition of property and equipment	-	(535,902)
Proceeds from sale of equity investment and settlement of contingent consideration receivable	1,400,000	-
Proceeds from disposal of business	935,974	-
Net cash provided by (used in) investing activities	2,335,974	(535,902)

Cash flows from financing activities
Borrowings under revolving line of credit	575,000	425,000
Repayments under revolving line of credit	(500,000)	-
Premium financing borrowings	305,759	-
Premium financing repayments	(305,759)	-
Proceeds from issuance of stock	347,108	1,887,000
Proceeds from exercise of stock options	7,400	37,642
Net cash provided by financing activities	429,508	2,349,642

Net decrease in cash and cash equivalents	(49,086)	(4,200,221)

Cash and cash equivalents, beginning of period	731,081	4,931,302
Cash and cash equivalents, end of period	$681,995	$731,081

Supplemental cash flow Information
Interest paid	$73,678	$1,250
Non-cash investing and financing activities:
Non-cash proceeds on disposal of business	$1,263,000	$-
Value of common stock issued in connection with common stock purchase agreement	$-	$150,000

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

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). Subsequent to the sale, the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements for 2023 and 2022 relate to the Company’s continuing operations, except Note 2, which relates to the discontinue operations and corresponding assets and liabilities held for sale of GMI. See Note 2 for further information about the sale transaction of GMI, the deconsolidation of GMI, and treatment of GMI as a discontinued operation.

Prior to March 17, 2023, we had two operating segments: Tellenger, the business unit that comprises all of our current products and services, and Blockchain SCM. Given the classification of GMI, which comprised all of the material operations of the Blockchain SCM segment, as a discontinued operation (see Note 2) as of  March 17, 2023, the Company manages its business as one reportable operating segment.

Liquidity and Going Concern

During the year ended December 31, 2023, the Company used cash from operations, excluding discontinued operations, of $2,121,462 and as of December 31, 2023, had a net working capital deficit of $31,098, including cash and cash equivalents of $681,995. As of December 31, 2023, the Company had no borrowing availability under its bank line of credit. On November 15, 2023, the Company and its wholly owned subsidiary, FFN, Inc.(“FFN”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with Firefly Neuroscience, Inc. (“Firefly”). FFN was incorporated solely for the purpose of entering into the Merger Agreement. In accordance with the Merger Agreement, FFN will merge into Firefly which will become a wholly owned subsidiary of WaveDancer, WaveDancer will change its name to Firefly Neuroscience, Inc., and the Firefly shares will be converted into WaveDancer shares (the “Merger”). The board of directors of Firefly after the Merger will consist of five members, one of whom will be designated by WaveDancer. As a condition of the Merger Agreement, on November 15, 2023, the Company also entered into a Stock Purchase Agreement with Wavetop Solutions, Inc.(“Wavetop”), a company owned and controlled by WaveDancer's chairman and chief executive officer, to sell all of the outstanding shares of Tellenger, Inc. to Wavetop for $1.5 million of cash. Tellenger is the entity through which the Company operates its day-to-day business. On March 14, 2024, the Company convened a special meeting of its shareholders and received the shareholder approvals required to close the Merger. Firefly has obtained the necessary consent from its shareholders for the Merger.

The Merger Agreement requires that WaveDancer has sufficient cash on hand on the closing date to pay all its outstanding liabilities on that date including transactions fees and expenses as well as severance costs for employees that will be terminated as a result of the merger. The Company will have to raise approximately $0.8 to $1.1 million to satisfy its obligations on the closing date. In addition, Firefly has conditions it must satisfy in order for the Merger to close, including approval by Nasdaq Capital Markets LLC of its initial listing application. In order to have its listing application approved by Nasdaq, Firefly will need to raise approximately $6 million of equity as of the closing of the Merger. There is no assurance that the Company will successfully raise the capital it needs to close the Merger with Firefly, nor that all the other conditions precedent to the Merger closing will be satisfied, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying consolidated financial statements are issued. If the Merger does not close, the Company will need to raise additional capital and reduce its operating expenses to meet its ongoing cash flow requirements and there is no assurance that such efforts would be successful.

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

Reverse Stock Split

On October 18, 2023, the Company effected a reverse stock split of its common stock, par value $0.001 per share, (the “Common Stock”) at a ratio of one-for-ten (the “Reverse Stock Split”). The Reverse Stock split affected all issued common stock and options and warrants to acquire common stock. No fractional shares were issued as a result of the reverse split and any fractional share otherwise issuable were rounded up to the nearest whole number. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split. Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock decreased from 19,809,834 pre-split shares to 2,013,180 post-split shares, after finalizing the rounding of fractional shares. As a result of the Reverse Stock Split, the exercise prices of the outstanding options and warrants were increased by a factor of ten.

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

Revenue Recognition

See Note 3 for a detailed description of our revenue recognition policy.

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

We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the consolidated statements of operations. We assess collectability on an individual customer basis. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. Our allowance for doubtful accounts as of December 31, 2023 and 2022 was immaterial.

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

Stock-Based Compensation

The Company’s stock-based compensation plans as of December 31, 2023 are described in Note 13 below. Total compensation expense related to these plans was $710,550 and $1,276,455 for the years ended December 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense for discontinued operations, excluding the effect of option forfeitures, was $65,487 and $691,472 for the years ended December 31, 2023 and 2022, respectively. The Company estimates the fair value of options granted using a Black-Scholes valuation model to establish the expense. When stock-based compensation is awarded, the expense is recognized ratably over the requisite service period. The Company recognizes forfeitures at the time the forfeiture occurs.

Equity Method Investments

The Company accounts for investments in which it owns between 20% to 50% of the common stock or has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323 - Equity Method Investments and Joint Ventures (“ASC 323”). Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The Company reflects its share of gains and losses from the investment in equity in net loss of affiliate in the consolidated statements of operations using the most recently available earnings data at the end of the period.

In connection with the sale of GMI to GMDC on March 17, 2023, (the "Sale Date"), the Company received common stock in GMDC representing approximately 24.9% of the equity of GMDC. On August 9, 2023 the Company sold all of its GMDC common stock. During the period from March 18 through August 9, 2023, the Company accounted for its investment in GMDC in accordance with the equity method and, during that period, recognized $245,525 as its share of GMDC’s net loss. See Note 2 for information about the GMI sale transaction, the deconsolidation of GMI, and the treatment of GMI as a discontinued operation.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. The Company expects that recent tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities. See Note 11.

Loss Per Share

The Company’s loss per share calculation is based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants, and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. See Note 16.

Concentration of Credit Risk

During the year ended December 31, 2023, the Company’s prime contracts with U.S. government agencies represented 8.8% of revenue and subcontracts under federal procurements represented 89.7% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 29.9%, 20.5% and 17.7% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 55.4% of the Company’s revenue in aggregate.

During the year ended December 31, 2022, the Company’s prime contracts with U.S. government agencies represented 25.1% of revenue and subcontracts under federal procurements represented 71.3% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 28.4%, 17.2% and 11.2% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 43.6% of the Company’s revenue in aggregate.

The Company sold third-party software and maintenance contracts under agreements with one major supplier in 2023 and 2022, accounting for 2.4% and 24.3% of total revenue, respectively.

As of December 31, 2023, the Company’s accounts receivable included receivables from two subcontracts under federal procurements that represented 30.2% and 29.3% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 70.1% of the Company’s outstanding accounts receivable in aggregate.

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

Intangibles and Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Goodwill – Intangibles and Other (“ASC 350”) and has concluded that it has one operating segment and one reporting unit for purposes of goodwill impairment testing. Goodwill is not amortized but instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit may be below its carrying value. These circumstances include, but are not limited to, significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s planned revenue or earnings. Management evaluates the recoverability of the Company’s goodwill annually on October 31 or more often as events or circumstances indicate the fair value of a reporting unit is below its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the reporting unit carrying amount exceeds the estimated fair value of the reporting unit.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures and expects that it will result in additional disclosures.

Note 2.         Sale and Deconsolidation of GMI and Discontinued Operations

On March 17, 2023, the Company entered into and closed a Stock Purchase Agreement with GMDC, a company newly formed by StealthPoint LLC ("StealthPoint"), a San Francisco based venture fund, under which the Company sold all of the shares of its subsidiary, Gray Matters, Inc. In exchange for this sale, the Company received common shares of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred stock referenced below, 24.9% interest in the purchaser, cash consideration of $935,974 and contingent annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029 attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. GMDC also paid the Company $133,148 for certain of GMI’s operating expenses for the period beginning March 1, 2023 through March 17, 2023.

The equity interest StealthPoint and other GMDC investors received was in the form of Series A non-participating convertible preferred stock having a one-times (1x) liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company continued to provide certain administrative services for GMI. The value of these services was determined to be $65,000 which was paid by GMDC at closing and was not subject to adjustment. The $65,000 prepayment was recognized as a reduction to selling, general and administrative expenses ratably over the three-month period ended  June 30, 2023 after which time no further transition services were provided. The total cash received at closing was $1,000,974. The Company also had the right to appoint a representative to GMDC’s board of directors and a right to co-invest in future GMDC preferred stock financing rounds. The Company recognized a gain on the sale of GMI of $100,615 in 2023, which is included in net loss on discontinued operations in the condensed consolidated statement of operations. We deconsolidated GMI immediately upon its sale. GMDC was not a related party of the Company at the time of its purchase of GMI. Subsequent to our deconsolidation of GMI, and until our sale of GMDC common stock on August 9, 2023, GMI and GMDC were related parties of the Company due to our equity interest in GMDC.

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

The GMDC common stock was accounted for as an equity method investment from March 17, 2023, and through its sale on August 9, 2023. During this period, a net loss of $245,525 in the equity investment was recorded. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash, and recognized a gain on sale of $64,525. The contingent consideration receivable of $682,000 was settled in cash for $1,000,000 and a gain of $318,000 was recognized in the third quarter of 2023.

The following table sets forth details of net earnings from discontinued operations for the years ended December 31, 2023 and 2022, which reflects the results of our former Blockchain SCM operating segment through the date our controlling financial interest in it was sold – March 17, 2023.

	2023	2022
Revenue	$-	$998,970
Cost of revenue	74,223	1,281,656
Excess of contract costs over revenue	(74,223)	(282,686)
Operating expenses -
Salaries and benefits	484,249	1,337,788
Intangibles amortization	85,338	1,223,328
Stock based compensation, before forfeitures	65,487	691,472
Forfeiture of stock options	(407,322)	-
Other operating expenses	134,633	530,294
Change in fair value of contingent consideration	-	(930,000)
Impairment of long-lived assets	-	3,762,915
Goodwill impairment	-	6,460,168
Gain on disposal of business	(100,615)	-
Loss before income tax benefit	(335,993)	(13,358,651)
Income tax benefit	-	1,910,741
Net loss on discontinued operations	$(335,993)	$(11,447,910)

During the year ended December 31, 2023, there was a total of 715,000 unvested stock options forfeited by GMI employees, including 527,500 forfeited by employees who resigned from WaveDancer, on the Sale Date, and were offered employment by GMDC. Stock-based compensation expense of $407,322, previously recognized for these forfeited options, was taken back into income in 2023.

The income tax benefit is at an effective rate different from the federal statutory rate due principally to the following:

	2023	2022
Loss from discontinued operations before income tax benefit	$(335,993)	$(13,358,651)
Income tax benefit at federal statutory rate	70,559	2,805,317
State income tax benefit, net of federal benefit	-	392,699
Permanent Differences	-	(1,158,687)
Net Operating Loss ("NOL") expirations	(7,084)	-
Other	(47,203)	(11,675)
Change in federal valuation allowance	(16,272)	(116,913)
Income tax benefit	-	1,910,741

The following table presents the components of the assets of our discontinued operations that are classified as held for sale as of December 31, 2022. As of December 31, 2023, GMI had been sold and its accounts deconsolidated from the condensed consolidated balance sheet.

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

Disaggregation of Revenue from Contracts with Customers

	Year Ended December 31,
	2023		2022
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$6,923,176	86.7%	$7,521,165	68.2%
Services fixed price over time	414,682	5.2%	407,611	3.7%
Services combination	131,190	1.6%	113,610	1.0%
Services fixed price per unit	324,115	4.1%	304,666	2.8%
Third-party software	188,812	2.4%	2,427,937	22.0%
Software support & maintenance	-	0.0%	142,891	1.3%
Incentive payments	-	0.0%	105,102	1.0%
Total revenue	$7,981,975	100.0%	$11,022,982	100.0%

Contract Balances

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contract liabilities balances in 2023 and 2022 are as follows:

Balance at December 31, 2021	$186,835
Contract liabilities added	439,230
Revenue recognized	(443,309)
Balance at December 31, 2022	182,756
Contract liabilities added	118,018
Revenue recognized	(186,234)
Balance at December 31, 2023	$114,540

Revenue recognized during 2023 from the balance as of December 31, 2022 was $159,307 and revenue recognized during 2022 from the balance as of December 31, 2021 was $160,809.

Costs to Obtain or Fulfill a Contract

When applicable, the Company recognizes an asset related to the costs incurred to obtain a contract only if it expects to recover those costs and it would not have incurred those costs if the contract had not been obtained. The Company recognizes an asset from the costs incurred to fulfill a contract if the costs (i) are specifically identifiable to a contract, (ii) enhance resources that will be used in satisfying performance obligations in future and (iii) are expected to be recovered. There were no such assets as of December 31, 2023, and 2022. When incurred, these costs are amortized ratably over the expected life of the customer.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software, as well direct costs associated with contract deliverables for which control of the work product has not passed to the customer and contract revenue has not been recognized. These costs are reported under the prepaid expenses and other current assets caption on the Company’s consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances during 2023 and 2022 are as follows:

Balance at December 31, 2021	$154,218
Deferred costs added	223,148
Deferred costs expensed	(220,647)
Balance at December 31, 2022	156,719
Deferred costs added	100,098
Deferred costs expensed	(168,829)
Balance at December 31, 2023	$87,988

Note 4.         Leases

The Company has two significant operating leases, one for its headquarters offices in Fairfax, Virginia and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and have original lease terms ranging from 37 to 67 months and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company’s consolidated balance sheets as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company does not have any sales-type or direct financing leases.

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

As of December 31, 2023, our two operating leases had a weighted average remaining lease term of 25 months and a weighted average discount rate of 5.1%. Future lease payments under operating leases as of December 31, 2023 were as follows:

2024	$174,721
2025	74,804
2026	70,220
Total lease payments	319,745
Less: discount	(19,811)
Present value of lease liabilities	$299,934

The total expense incurred related to its operating leases was $152,211 and $214,241 for the years ended December 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Note 5.         Receivables

Accounts receivable as of December 31, 2023 and 2022, consist of the following:

	December 31, 2023	December 31, 2022
Billed federal government	$1,110,001	$1,573,407
Billed commercial and local government	6,600	56,152
Unbilled receivables	1,261	-
Accounts receivable	$1,117,862	$1,629,559

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer. Unbilled receivables include short-term contract assets where billing cycles differ from calendar months, or a monthly fixed billing amount does not reflect the revenue earned in a given month. The accounts receivable balance as of December 31, 2021, was $1,664,862.

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

The following table represents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$631,258	$-	$-	$631,258

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,242	$-	$-	$58,242

The following table reflects the change in fair value of our financial instruments measured at fair value on a recurring basis based on Level 3 inputs:

Fair value of contingent consideration:
December 31, 2021	$930,000
Additions	-
Changes in Fair Value	(930,000)
December 31, 2022	-
Additions	682,000
Changes in Fair Value	-
Settlements	(682,000)
December 31, 2023	$-

Money market funds are highly liquid investments and are included in cash and cash equivalents on the consolidated balance sheets. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. See Note 2 for a discussion of the fair value of contingent consideration.

The carrying amounts of financial instruments such as accounts receivable and accounts payable approximate the related fair value due to the short-term maturities of these instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no gains or losses on assets measured at fair value on a nonrecurring basis in 2023. The following table is a summary of losses on assets measured at fair value on a nonrecurring basis in 2022, which are included in loss from discontinued operations on the consolidated statement of operations:

2022
Impairment of long-lived assets
Intangible assets	$3,649,193
Right of use assets	113,722
3,762,915
Impairment of goodwill	6,460,168
Total	$10,223,083

During the third quarter of 2022, our Gray Matters reporting unit, which was the same as our former Blockchain SCM operating segment, experienced delays in receiving approval from its government customer of certain milestone achievements specified in our contract with that customer. This delay, in turn, resulted in a decline in the reporting unit’s estimated future cash flows. Accordingly, we performed an interim goodwill impairment test as of September 30, 2022, prior to our annual impairment test and the estimated fair value of the Gray Matters reporting unit was determined to be lower than its carrying value. In the third quarter of 2022, we recorded a non-cash pre-tax and after-tax charge of $2,254,624 to impair the carrying value of this reporting unit’s goodwill.

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

On January 18, 2023 we executed a non-binding letter of intent to sell of the shares of GMI to an affiliate of the venture capital firm StealthPoint LLC (“SP”). While the Company continued to believe in the long-term commercial viability of its Blockchain SCM product, we also believed that GMI would continue to incur losses for a longer period than was originally estimated and would require additional cash investment before it could generate positive cash flow. As of December 31, 2022, we determined that the ongoing discussions with SP and negotiations of potential value of our Gray Matters reporting unit were considered trigger events for purposes of evaluating the recoverability of that reporting unit and its associated goodwill.

The components of the consideration and methods for valuing them to determine the fair value of the Gray Matters reporting unit were as follows:

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

The Company consummated the transaction with StealthPoint on March 17, 2023, and immediately deconsolidated GMI. See Note 2.

Note 7.         Property and Equipment

Property and equipment consist of the following as of December 31:

	2023	2022
Computer equipment and purchased software	$365,874	$365,874
Furniture and equipment	117,307	117,307
Leasehold improvements	7,438	7,438
Property and equipment, gross	490,619	490,619
Less: Accumulated depreciation	(432,620)	(391,628)
Property and equipment, net	$57,999	$98,991

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023 and 2022, totaled $40,992 and $43,742, respectively.

Note 8.         Intangible Assets

The following table summarizes our intangible assets as of December 31, 2023 and 2022 and the changes during 2023:

	Weighted Average Useful Life (Years)	Balance December 31, 2022	Additions	Balance December 31, 2023
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(308,217)	(176,244)	(484,461)
Sub-total		901,783	(176,244)	725,539
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,181,783	$(176,244)	$1,005,539

As of December 31, 2023, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

2024	$146,307
2025	136,248
2026	136,248
2027	136,248
2028	136,248
Thereafter	34,240
Total	$725,539

Note 9.         Settlement of Litigation

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

Note 10.         Revolving Line of Credit

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. The line of credit initially expired on May 16, 2023, after which Summit made several extensions of the expiration date, with the most recent extension being made to May 16, 2024. In connection with an extension of the expiration date of the line of credit, the maximum amount of borrowings permitted under the line was reduced to $500,000. As of December 31, 2023 and 2022, there was $500,000 and $425,000 outstanding, respectively, and $0 and $575,000 of borrowing availability, respectively. The interest rate in effect as of December 31, 2023, was 8.5%.

As of December 31, 2023, the fair value of debt outstanding on our revolving line of credit approximates its carrying value due to the short term nature of the facility.

Note 11.         Income Taxes

Income tax (benefit) expense for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
Current income tax (benefit) expense
Federal	$(3,101)	$2,533
State & Local	3,450	7,566
	349	10,099
Deferred income tax (benefit) expense
Federal	(25,650)	795,001
State & Local	(17,284)	7,357
	(42,934)	802,358
Income tax (benefit) expense	$(42,585)	$812,457

The income tax (benefit) expense is at an effective rate different from the federal statutory rate due principally to the following:

	2023	2022
Loss from continuing operations before taxes	$(1,741,027)	$(5,493,471)
Income tax benefit at federal statutory rate	$(365,616)	$(1,153,629)
State income tax benefit, net of federal benefit	(247,516)	13,334
Permanent Differences	(1,782,519)	155,260
Net Operating Loss ("NOL") expirations	28,617	12,431
Other	31,234	(174,566)
Change in federal valuation allowance	2,293,215	1,959,627
Income tax (benefit) expense	$(42,585)	$812,457

Deferred Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	2023	2022
Deferred tax assets:
Net operating losses	$2,278,585	$2,649,902
Capital loss carryforward	2,187,720	-
Stock-based compensation	742,282	743,915
Transaction costs	61,623	-
Accrued vacations	41,287	46,665
Accrued commissions	4,980	17,836
Other	14,008	29,534
Deferred tax assets before valuation allowance	5,330,485	3,487,852
Valuation allowance	(5,102,758)	(2,793,271)
Net deferred tax assets	227,727	694,581
Deferred tax liabilities:
Intangible Assets	(243,914)	(753,702)
Net deferred tax liabilities	$(16,187)	$(59,121)

The Company has net operating loss carryforwards of approximately $15.4 million, of which $1.2 million will expire, if unused, between the years 2024 and 2037. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

The Company has analyzed its income tax positions using the criteria required by U.S. GAAP and concluded that, as of December 31, 2023 and 2022, it has no material uncertain tax positions and no interest and penalties have been accrued. The Company has elected to recognize any estimated penalties and interest on its income tax liabilities as a component of its provision for income taxes.

Our income tax returns are subject to examination by income taxing authorities in all jurisdictions for which we file tax returns, generally for three years after each return was filed, but extending to years from which net operating loss carryforwards are utilized to reduce current year taxes. We are not currently under audit in any jurisdiction.

Note 12.         401(k) Plans

We have two 401(k) Savings Plans that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $125,394 and $163,642 for the years ended December 31, 2023 and 2022, respectively, which is included in cost of professional fees and selling, general and administrative expenses on the consolidated statements of operations.

Note 13.         Stock-Based Compensation

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. The fair values of option awards granted in 2023 and 2022 were estimated using the Black-Sholes option pricing model under the following assumptions:

	2023	2022
Risk-free interest rate	4.6%	1.9% - 4.3%
Dividend yield	0%	0%
Expected term (years)	3.25 - 3.50	3.25 - 6.00
Expected volatility	33.5% - 36.7%	45.8% - 48.1%

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

2021 Stock Incentive Plan

The 2021 Plan became effective October 11, 2021 and expires October 11, 2031. The 2021 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2021 Plan is 500,000. Options under the 2021 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the fair market value of the Company’s stock on the date of grant. Under the Plan, fair market value means the average of the reported high and low sale prices of our common stock on the Nasdaq Stock Market. As of December 31, 2023 and 2022, there were 330,700 and 350,700, respectively, of outstanding unexpired options issued under the 2021 Plan, of which 169,520 and 129,500, respectively, were exercisable, and there were 60,800 and 145,800, respectively, options available to be granted.

2016 Stock Incentive Plan

The 2016 Plan became effective June 1, 2016, and expires April 4, 2026. The 2016 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards may be granted under the 2016 Plan is 1,000,000. Options under the 2016 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vest over periods determined by the Board of Directors. The minimum exercise price of each option is the quoted market price of the Company’s stock on the date of the grant. As of December 31, 2023 and 2022, there were 53,100 and 77,350 options, respectively, of outstanding unexpired options under the 2016 Plan, of which 47,850 and 62,975 were exercisable, respectively. No additional options may be granted under the 2016 Plan.

2006 Stock Incentive Plan

The 2006 Plan became effective May 18, 2006, and expired April 12, 2016. The 2006 Plan provides for the granting of equity awards to key employees, including officers and directors. The maximum number of shares for which equity awards could be granted under the 2006 Plan was 195,000. Options under the 2006 Plan expire no later than ten years from the date of grant or after prescribed periods of time after employment ceases, whichever comes first, and vested over periods determined by the Board of Directors. There were 7,200 and 27,200 outstanding unexpired options remaining from the 2006 Plan as of December 31, 2023 and 2022, respectively, all of which were exercisable.

The status of the options issued under the foregoing option plans as of December 31, 2023 and 2022, and changes during the years then ended were as follows:

	Shares	Weighted average exercise price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	290,450	$31.70	4 years, 11 months	$5,195,253
Options granted	195,200	28.15
Options exercised	(26,400)	2.80
Options expired	(500)	3.50
Options forfeited	(3,500)	13.00
Outstanding at December 31, 2022	455,250	$32.05	6 years, 5 months	$95,937
Options granted	85,000	2.11
Options exercised	(2,000)	3.70
Options expired	(59,750)	23.53
Options forfeited	(87,500)	30.11
Outstanding at December 31, 2023	391,000	$27.43	5 years, 4 months	$998
Exercisable at December 31, 2023	224,570	$36.61	4 years, 6 months	$998

The total intrinsic value of options exercised in the years ended December 31, 2023 and 2022 was $610 and $756,888, respectively.

Nonvested stock option awards as of December 31, 2023 and 2022, and changes during the years then ended were as follows:

	Nonvested
	Shares	Weighted average exercise price per share	Weighted average grant date fair value
Nonvested at December 31, 2021	95,250	$40.70	$15.10
Granted	195,200	28.15	13.65
Vested	(51,375)	39.00	14.70
Forfeited	(3,500)	13.00	13.00
Nonvested at December 31, 2022	235,575	$31.10	$14.00
Granted	85,000	2.11	0.65
Vested	(58,145)	33.47	13.82
Expired	(8,500)	49.82	21.45
Forfeited	(87,500)	30.11	12.68
Nonvested at December 31, 2023	166,430	$15.04	$6.60

As of December 31, 2023, unrecognized compensation cost associated with non-vested share-based employee and non-employee compensation totaled $329,622, which is expected to be recognized over a weighted average period of 16 months.

Note 14.         Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 4,500,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. We issued 119,780 common shares valued at $150,000 to B. Riley as a commitment fee. The cost of the shares was charged to additional paid in capital during the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2023, the Company sold 27,429 shares of common stock under the Purchase Agreement at an average price of $6.30 per share, net of fees of approximately $0.30 per share. The net proceeds from these sales were $172,108. There were no sales under the Purchase Agreement during the twelve months ended December 31, 2022.

Note 15.         Private Offerings of Common Stock

On September 29, 2023, the Company sold 35,000 unregistered shares of its common stock to G. James Benoit, Jr., its chairman and chief executive officer, in a private offering at a price of $5.00 per share from which it raised $175,000 of immediately available cash proceeds.

In August 2022 the Company sold 157,256 unregistered shares of its common stock in a private offering at a price of $12.00 per share from which it raised $1,887,000 of immediately available cash proceeds, including $600,000 from Mr. Benoit for 50,000 shares at $12.00 per share.

The total offering costs associated with the sales of unregistered shares of common stock in 2023 and 2022 were not material.

The shares in the private offering transactions in September of 2023 and August of 2022 were unregistered and subject to a holding period of up to one year under SEC Rule 144 before the securities are able to be sold in the public market.

Note 16.         Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss, because the inclusion of such items would be antidilutive. The antidilutive effect of 30,946 and 84,173 shares from stock options, and zero and 7,538 shares from warrants were excluded from diluted shares for the years ended December 31, 2023 and 2022, respectively.

Note 17.        Financial Statement Captions

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2023 and 2022:

	2023	2022
Deferred costs of revenue	$87,988	$156,719
Stock issuance costs	-	150,000
Prepaid insurance	116,496	96,168
Licenses and subscriptions	59,322	39,558
Other	3,545	-
Total	$267,351	$442,445

The following table summarizes the Company’s other current liabilities as of December 31, 2023 and 2022:

	2023	2022
Legal and professional fees	$242,240	$190,200
Cost of professional services	-	45,762
Cost of software sales	-	19,180
Directors' fees	21,250	-
Interest expense	3,403	1,195
Other	711	27,160
Total	$267,604	$283,497

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Plan of Domestication (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 16, 2021)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the 2021 Company’s Annual Report on Form 10-K filed on April 12, 2022)

10.1+	Executive Employment Agreement, by and between the Company and G. James Benoit, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2021)

10.2+	Executive Employment Agreement, by and between the Company and Timothy G. Hannon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2022)

10.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2021)

10.4

Commercial Line of Credit Renewal Agreement, dated April 30, 2022, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.4 of the 2022 Company's Annual Report on Form 10-K filed on April 17, 2023).

10.5

Business Loan Agreement, dated April 30, 2022, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.5 of the 2022 Company's Annual Report on Form 10-K filed on April 17, 2023).

10.6

Commercial Security Agreement, dated April 30, 2022, by and between the Company, Tellenger, Inc. and Summit Community Bank (incorporated by reference to Exhibit 10.6 of the 2022 Company's Annual Report on Form 10-K filed on April 17, 2023).

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
March 20, 2024

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

Signature		Title	Date

By:	/s/ G. James Benoit	Chief Executive Officer	March 20, 2024
G. James Benoit

By:	/s/ Timothy G. Hannon	Chief Financial Officer	March 20, 2024
Timothy G. Hannon

By:	/s/ Paul B. Becker	Director	March 20, 2024
Paul B. Becker

By:	/s/ James C. DiPaula, Jr.	Director	March 20, 2024
James C. DiPaula, Jr.

By:	/s/ Jack L. Johnson, Jr.	Director	March 20, 2024
Jack L. Johnson, Jr.

By:	/s/ William Pickle	Director	March 20, 2024
William Pickle

By:	/s/ Bonnie K. Wachtel	Director	March 20, 2024
Bonnie K. Wachtel