Form 10-Q
period 2024-03-31
WAVEDANCER, INC.
filed 2024-05-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or
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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of May 10, 2024:

Common Stock, $0.001 par value – 2,013,180 shares outstanding

This document is also available through our website at http://ir.wavedancer.com/.

WaveDancer, Inc.	Form 10-Q March 31, 2024

WAVEDANCER, INC.

FORM 10-Q

WaveDancer, Inc.	Form 10-Q March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVEDANCER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$563,324	$681,995
Accounts receivable	776,025	1,117,862
Prepaid expenses and other current assets	220,594	267,351
Total current assets	1,559,943	2,067,208

Intangible assets, net of accumulated amortization of $528,522 and $484,461, respectively	961,478	1,005,539
Goodwill	1,125,101	1,125,101
Right-of-use operating lease asset	50,154	245,569
Property and equipment, net of accumulated depreciation and amortization of $440,991 and $432,620, respectively	49,628	57,999
Other assets	18,419	18,419
Total assets	$3,764,723	$4,519,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$662,318	$403,441
Revolving line of credit	500,000	500,000
Accrued payroll and related liabilities	541,777	615,766
Commissions payable	-	30,223
Income taxes payable	3,450	3,450
Other accrued liabilities	168,658	267,604
Contract liabilities	85,035	114,540
Operating lease liabilities - current	78,778	163,282
Total current liabilities	2,040,016	2,098,306

Operating lease liabilities - non-current	-	136,652
Deferred tax liabilities, net	16,187	16,187
Total liabilities	2,056,203	2,251,145

Stockholders' equity
Common stock, $0.001 par value 100,000,000 shares authorized; 2,180,485 shares issued, 2,013,180 shares outstanding as of March 31, 2024 and December 31, 2023	2,180	2,180
Additional paid-in capital	36,570,737	36,456,957
Accumulated deficit	(33,899,186)	(33,225,236)
Treasury stock, 167,305 shares at cost, as of March 31, 2024 and December 31, 2023	(965,211)	(965,211)
Total stockholders' equity	1,708,520	2,268,690
Total liabilities and stockholders' equity	$3,764,723	$4,519,835

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2024

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Professional fees	$1,885,867	$2,103,458
Software sales	29,505	56,665
Total revenues	1,915,372	2,160,123

Cost of revenues
Cost of professional fees	1,186,785	1,446,417
Cost of software sales	29,329	56,908
Total cost of revenues excluding depreciation and amortization	1,216,114	1,503,325

Gross profit	699,258	656,798

Selling, general and administrative expenses	1,373,229	1,611,528

Operating loss from continuing operations	(673,971)	(954,730)

Gain on lease termination	6,419	-
Other income, net	4,345	91
Interest expense	(10,743)	(35,448)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(673,950)	(990,087)

Provision for income taxes	-	-

Net loss from continuing operations before equity in net loss of affiliate	(673,950)	(990,087)

Equity in net loss of affiliate	-	(23,872)

Net loss from continuing operations	(673,950)	(1,013,959)

Loss from discontinued operations	-	(335,993)

Net loss	$(673,950)	$(1,349,952)

Basic and diluted loss per share from continuing operations	$(0.33)	$(0.53)
Basic and diluted loss per share from discontinued operations	-	(0.17)
Basic and diluted net loss per share	$(0.33)	$(0.70)

Weighted average common shares outstanding
Basic and diluted	2,013,180	1,921,220

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2024

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(673,950)	$(1,349,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	335,993
Depreciation and amortization	52,432	54,158
Stock-based compensation	113,780	288,172
Amortization of right-of-use assets	29,694	31,717
Accretion of deferred acquisition consideration	-	20,478
Gain on lease termination	(6,419)	-
Equity in loss of affiliate	-	23,872
Changes in operating assets and liabilities:
Accounts receivable	341,837	(4,413)
Prepaid expenses and other current assets	46,757	(267,033)
Accounts payable	258,877	(60,138)
Contract liabilities	(29,505)	(55,665)
Accrued payroll and related liabilities and other accrued liabilities	(172,935)	16,672
Operating lease liability	(49,016)	(50,304)
Commissions payable	(30,223)	(54,810)
Cash used in operating activities of continuing operations	(118,671)	(1,071,253)
Cash used in operating activities of discontinued operations	-	(693,106)
Net cash used in operating activities	(118,671)	(1,764,359)

Cash flows from investing activities
Proceeds from disposal of business	-	935,974
Net cash provided by investing activities	-	935,974

Cash flows from financing activities
Borrowings under revolving line of credit	-	575,000
Premium financing borrowings	-	305,759
Premium financing repayments	-	(29,586)
Proceeds from issuance of stock	-	53,453
Proceeds from exercise of stock options	-	7,400
Net cash provided by financing activities	-	912,026

Net (decrease) increase in cash and cash equivalents	(118,671)	83,641

Cash and cash equivalents, beginning of period	681,995	731,081
Cash and cash equivalents, end of period	$563,324	$814,722

Supplemental cash flow Information
Interest paid	$12,082	$18,356
Non-cash investing and financing activities:
Non-cash proceeds on disposal of business	$-	$1,263,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2024

WAVEDANCER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2023	2,180,485	$2,180	$36,456,957	$(33,225,236)	$(965,211)	$2,268,690
Net loss	-	-	-	(673,950)	-	(673,950)
Stock option compensation	-	-	113,780	-	-	113,780
Balances at March 31, 2024	2,180,485	$2,180	$36,570,737	$(33,899,186)	$(965,211)	$1,708,520

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2022	2,083,860	$2,084	$35,883,831	$(31,190,801)	$(965,211)	$3,729,903
Net loss	-	-	-	(1,349,952)	-	(1,349,952)
Stock option compensation	-	-	353,658	-	-	353,658
Forfeiture of stock options on disposal of business (Note 2)			(407,322)			(407,322)
Stock issued	7,429	7	37,624			37,631
Issuance of stock from exercise of options	2,000	2	7,398	-	-	7,400
Balances at March 31, 2023	2,093,289	$2,093	$35,875,189	$(32,540,753)	$(965,211)	$2,371,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WaveDancer, Inc.	Form 10-Q March 31, 2024

WAVEDANCER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). Subsequent to the sale, the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations through 2023. Unless otherwise noted, all amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation. On August 9, 2023 the Company sold its remaining equity interest in GMDC.

Prior to March 17, 2023, we had two operating segments: Tellenger and Blockchain SCM. Following the sale of GMI, which comprised all of the material operations of the Blockchain SCM segment, it was presented as a discontinued operation (see Note 2), and the Blockchain SCM segment ceased to exist. After March 17, 2023, the Company manages its business as one reportable operating segment.

Liquidity and Going Concern

During the three months ended March 31, 2024, the Company generated an operating loss from continuing operations of $673,971. As of March 31, 2024, the Company had a net working capital deficit of $480,073 including cash and cash equivalents of $563,324. Under existing operating conditions, we estimate that over the twelve months from the date of these financial statements our operating activities may use as much as $1.0 million to $1.5 million of cash, including the satisfaction of all existing liabilities. The Company's line of credit balance as of  March 31, 2024 was $500,000, has no additional borrowing capacity, and expires on May 16, 2024.

On November 15, 2023, the Company entered into a merger agreement with Firefly Neuroscience, Inc. (“Firefly”), a privately held, commercial-stage, medical technology company, to combine the companies in an all-stock transaction (the "Merger"). The closing of the transaction requires the approval of WaveDancer and Firefly shareholders, both of which have been obtained, as well as the satisfaction of other closing conditions, as discussed more fully below in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Merger agreement provides that in connection with the closing of the Merger, WaveDancer will sell its Tellenger subsidiary, the entity through which WaveDancer operates its current revenue-generating business, to WaveTop Solutions, Inc., a company owned and controlled by WaveDancer's chairman and chief executive officer. Upon closing of the Merger, the combined company will focus on continuing to develop and commercialize Firefly’s Artificial Intelligence driven Brain Network Analytics (BNA™) platform, which was previously cleared by the U.S. Food and Drug Administration. The Merger is expected to close in late May or early June 2024. The Company is seeking a short-term extension of its line of credit from the lender to allow for additional time to close the Merger transaction, upon which the lender will be repaid in full. In the absence of an extension, the Company and FireFly are considering options to prevent or resolve the issues arising from a default.

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

WaveDancer, Inc.	Form 10-Q March 31, 2024

Reverse Stock Split

On October 18, 2023, the Company effected a reverse stock split of its common stock, par value $0.001 per share, (the “Common Stock”) at a ratio of one-for-ten (the “Reverse Stock Split”). The Reverse Stock split affected all issued common stock and options and warrants to acquire common stock. No fractional shares were issued as a result of the reverse split and any fractional share otherwise issuable were rounded up to the nearest whole number. All shares and per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split. Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock decreased from 19,809,834 pre-split shares to approximately 1,980,983 post-split shares, before finalizing the rounding of fractional shares. As a result of the Reverse Stock Split, the exercise prices of the outstanding options and warrants were increased by a factor of ten. Certain amounts presented in the 2023 unaudited condensed consolidated financial statements, including common stock, additional paid-in capital, and shares and per share data have been retroactively adjusted for the reverse stock split to conform to the current period financial statement presentation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2024 (the “Annual Report”), as amended. The accompanying December 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements included in the Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 include the accounts of WaveDancer and its condensed consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

There have been no changes in the Company’s significant accounting policies as of March 31, 2024, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

Equity Method Investments

The Company has accounted for investments in which it owns between 20% to 50% of the common stock or has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323 - Equity Method Investments and Joint Ventures (“ASC 323”). Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The Company reflects its share of gains and losses from the investment in equity in net loss of affiliate in the unaudited condensed consolidated statements of operations using the most recently available earnings data at the end of the period.

In connection with the sale of GMI to GMDC on March 17, 2023, (the "Sale Date"), the Company received common stock in GMDC representing approximately 24.9% of the equity of GMDC. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and the treatment of GMI as a discontinued operation. The Company accounted for its investment in GMDC in accordance with the equity method from March 17, 2023 through August 9, 2023. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash and recognized a gain on sale of $64,525. As of March 31, 2024 the Company has no equity investment in GMDC nor any other equity exposure to the GMI business.

WaveDancer, Inc.	Form 10-Q March 31, 2024

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

Concentration of Credit Risk

During the three months ended March 31, 2024, the Company’s prime contracts with U.S. government agencies represented 8.9%of revenue and subcontracts under federal procurements represented 91.1% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 29.0%, 23.0%, and 17.0% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 58.8% of the Company’s revenue in aggregate.

During the three months ended March 31, 2023, the Company’s prime contracts with U.S. government agencies represented 8.9% of revenue and subcontracts under federal procurements represented 87.7% of revenue, and 3.4% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 31.0%, 24.0%, and 13.9% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 50.9% of the Company’s revenue in aggregate.

As of March 31, 2024, the Company’s accounts receivable included receivables from three subcontracts under federal procurements that represented 24.0%, 20.7%, and 14.0% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 51.6% of the Company’s outstanding accounts receivable in aggregate.

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

On March 17, 2023, the Company entered into and closed a Stock Purchase Agreement with GMDC, a company newly formed by StealthPoint LLC, a San Francisco based venture fund, under which the Company sold all of the shares of its subsidiary, Gray Matters, Inc. In exchange for this sale, the Company received common shares of GMDC representing on a primary share basis, assuming the conversion of the Series A preferred stock referenced below, 24.9% interest in the purchaser, cash consideration of $935,974 and contingent annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029 attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. Payments were to be calculated for each calendar year and were due by March 31 of the following year. GMDC also paid the Company $133,148 for certain of GMI’s operating expenses for the period beginning March 1, 2023 through March 17, 2023.

The equity interest StealthPoint and other GMDC investors received was in the form of Series A non-participating convertible preferred stock having a one-times (1x) liquidation preference and no cumulative dividends. In addition, the Company and GMDC entered into a transition services agreement whereby the Company continued to provide certain administrative services for GMI. The value of these services were $65,000 which was paid by GMDC at closing and was not subject to adjustment.

WaveDancer, Inc.	Form 10-Q March 31, 2024

The $65,000 prepayment was included in other accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 and was amortized as a reduction to selling, general and administrative expenses ratably over the three-month period ending June 30, 2023 after which time no further transition services were provided. The total cash received at closing was $1,000,974. The Company also had the right to appoint a representative to GMDC’s board of directors and a right to co-invest in a later preferred stock financing round. The Company recognized a gain on the sale of GMI of $100,615 in the first quarter of 2023, which was included in net loss on discontinued operations in the unaudited condensed consolidated statement of operations, and immediately deconsolidated GMI upon its sale. GMDC was not a related party of the Company at the time of its purchase of GMI. Subsequent to our deconsolidation of GMI, GMI and GMDC were related parties of the Company until the August 9, 2023 sale of our equity interest in GMDC. The Company's current and future rights with regard to GMDC terminated with the sale of the equity interest.

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

The GMDC common stock was accounted for as an equity method investment from March 17, 2023 and through its sale on August 9, 2023. During this period, a net loss of $245,525 in the equity investment was recorded. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash and recognized a gain on sale of $64,525. The contingent consideration receivable of $682,000 was settled in cash for $1,000,000 and a gain of $318,000 was recognized (see Note 5).

The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2024 and 2023, which reflects the results of the Blockchain SCM operating segment through the date our controlling financial interest in it was sold – March 17, 2023 (See Note 1).

	Three Months Ended March 31,
	2024	2023
Revenue	$-	$-
Cost of revenue	-	74,223
Excess of contract costs over revenue	-	(74,223)
Operating expenses -
Salaries and benefits	-	484,249
Intangibles amortization	-	85,338
Stock based compensation, before forfeitures	-	65,487
Forfeiture of stock options	-	(407,322)
Other operating expenses	-	134,633
Gain on disposal of business	-	(100,615)
Loss before income tax benefit	-	(335,993)
Income tax benefit	-	-
Net loss on discontinued operations	$-	$(335,993)

WaveDancer, Inc.	Form 10-Q March 31, 2024

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

Nature of Products and Services

We generate revenue from the sales of information technology professional services, sales of third-party software licenses and implementation and training services, and sales of third-party support and maintenance contracts based on those software products. We sell through our direct relationships with end customers and under subcontractor arrangements.

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

Third-party software licenses are classified as enterprise server-based software licenses or desktop software licenses, and desktop licenses are further classified by the type of customer and whether the licenses are bulk licenses or individual licenses. The Company’s obligations as the seller for each class differ based on its reseller agreements and whether its customers are government or non-government customers. Revenue from enterprise server-based sales to either government or non-government customers is usually recognized in full at a point in time based on when the customer gains use of the full benefit of the licenses, after the licenses are implemented. If the transaction prices of the performance obligations related to implementation and customer support for the individual contract are material, these obligations are recognized separately over time, as performed. Revenue for desktop software licenses for government customers is usually recognized on a gross basis at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. Revenue for bulk desktop software licenses for non-government customers is usually recognized on a gross basis at a point in time, based on when the customer’s administrative contact gains training in and beneficial use of the administrative portal. For desktop software licenses sold on an individual license basis to non-government customers, where the Company has no obligation to the customer after the third-party makes delivery of the licenses, the Company has determined it is acting as an agent, and the Company recognizes revenue upon delivery of the licenses only for the net of the selling price and its contract costs.

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

WaveDancer, Inc.	Form 10-Q March 31, 2024

Disaggregation of Revenue from Contracts with Customers

	Three Months Ended March 31,
	2024		2023
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,654,001	86.4%	$1,880,662	87.1%
Services fixed price over time	107,475	5.6%	102,402	4.7%
Services combination	31,920	1.7%	33,090	1.5%
Services fixed price per unit	92,471	4.8%	87,304	4.1%
Third-party software	29,505	1.5%	56,665	2.6%
Total revenue	$1,915,372	100.0%	$2,160,123	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. There were no such allowances recognized as of  March 31, 2024 and December 31, 2023.

Accounts receivable as of  March 31, 2024 and December 31, 2023, consist of the following:

	March 31, 2024	December 31, 2023
Billed federal government	$774,764	$1,110,001
Billed commercial and local government	-	6,600
Unbilled receivables	1,261	1,261
Accounts receivable	$776,025	$1,117,862

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contract liabilities balances are as follows:

Balance at December 31, 2023	$114,540
Contract liabilities added	26,026
Revenue recognized	(55,531)
Balance at March 31, 2024	$85,035

Balance at December 31, 2022	$182,756
Revenue recognized	(55,665)
Balance at March 31, 2023	$127,091

Revenues recognized during the three months ended March 31, 2024 and 2023, from the balances as of  December 31, 2023 and 2022, were $55,531 and $55,665, respectively.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. As of December 31, 2022 and March 31, 2023 the Company had no deferred costs of revenue. Changes in deferred costs of revenue balances for the three months ended March 31, 2024 are as follows:

Balance at December 31, 2023	$87,988
Deferred costs expensed	(29,330)
Balance at March 31, 2024	$58,658

Note 4.	Leases

The Company has two significant operating leases, one for its headquarters offices in Fairfax, Virginia (the "Fairfax Lease") and one for additional office space in Annapolis, Maryland. The leases both commenced in 2021 and had original lease terms ranging from 37 to 67 months, and rental rates escalate by approximately 2.5% annually under both leases. The Company determines if an arrangement is a lease at inception. In February 2024, the Company gave notice of exercise of a termination option of the Fairfax Lease effective November 30, 2024 for a fee equivalent to two months rent, in accordance with lease terms. Under lease modification standards, the Company reassessed the Fairfax Lease, resulting in the derecognition of the related lease asset of $165,721 and lease liabilities of $172,140 on the Company's condensed consolidated balance sheets and a gain on lease termination of $6,419 as presented on the Company's condensed consolidated statements of operations.

As of  March 31, 2024 and December 31, 2023, the Company does not have any sales-type or direct financing leases.

Each of the Company’s operating lease assets represent its right to use an underlying asset for the lease term and the related lease liability represents its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date, subject to reassessment upon the material modification of a lease, based on the present value of lease payments over the lease term. Since the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement dates or lease modification dates in determining the present value of lease payments. The operating lease assets also include any lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements include rental payments escalating annually for inflation at a fixed rate. These payments are included in the initial measurement of the operating lease liabilities and operating lease assets. The Company does not have any rental payments which are based on a change in an index or a rate that can be considered variable lease payments, which would be expensed as incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The Company does not sublease any real estate to third parties.

As of March 31, 2024, our remaining operating lease had a weighted average remaining lease term of 7 months and a weighted average discount rate of 4.5%. Future lease payments under operating leases as of March 31, 2024, were as follows:

Remainder of 2024	$80,114
Total lease payments	80,114
Less: discount	(1,336)
Present value of lease liabilities	$78,778

The total expense incurred related to its operating leases was $38,719 and $38,053 for the three months ended March 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Note 5.	Fair Value Measurements

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

The following table presents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of  March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$330,593	$-	$-	$330,593

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$631,258	$-	$-	$631,258

Money market funds are highly liquid investments and are included in cash and cash equivalents on the consolidated balance sheets. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

As discussed in Note 2 above, in connection with its sale of GMI, the Company received contingent consideration that required GMDC to make annual payments equal to five percent (5%) of the purchaser’s GAAP based revenue through December 31, 2029, up to a cumulative maximum of $4,000,000, attributable to the purchaser’s blockchain-enabled digital supply chain management platform and associated technologies. The fair value of the contingent consideration was estimated based on GMDC’s forecast of revenue, the estimated after-tax payments to the Company, and the present value of the after-tax payments based on discount rate that reflects the risk of achieving the timing and amounts of forecasted payments. The significant inputs utilized in estimating the fair value of contingent consideration include the forecast of revenues, the income tax rate of 27.0 percent, and the discount rate of 40.75 percent. On August 9, 2023, the Company and GMDC agreed to terminate all rights and obligations with respect to the calculation and payment of future contingent payments from GMDC to the Company in exchange for the payment of $1,000,000 cash by GMDC to the Company, resulting in a gain of $318,000.

There were no assets requiring Level 3 fair value measurements as of  March 31, 2024 and December 31, 2023.

There were no unrealized gains or losses recognized in income for the three-month periods ended  March 31, 2024 and 2023.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Note 6.	Intangible Assets

Information regarding our intangible assets is as follows:

	Weighted Average Useful Life (Years)	Balance December 31, 2023	Additions	Balance March 31, 2024
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(484,461)	(44,061)	(528,522)
Sub-total		725,539	(44,061)	681,478
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,005,539	$(44,061)	$961,478

	Weighted Average Useful Life (Years)	Balance December 31, 2022	Additions	Balance March 31, 2023
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(308,217)	(44,061)	(352,278)
Sub-total		901,783	(44,061)	857,722
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,181,783	$(44,061)	$1,137,722

As of March 31, 2024, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2024	$102,246
2025	136,248
2026	136,248
2027	136,248
2028	136,248
Thereafter	34,240
Total	$681,478

WaveDancer, Inc.	Form 10-Q March 31, 2024

Note 7.	Stock-Based Compensation

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

There were no option awards granted in the three months ended March 31, 2024 and 2023. There were zero and 2,000 options exercised during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $222,359 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of 14 months.

Total compensation expense related to these plans was $113,780 and $288,172 for the three months ended March 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.	Revolving Line of Credit

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank (“Summit”) that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. There were no borrowings and no repayments during the three months ended March 31, 2024, and there was $575,000 of borrowings and no repayments during the three months ended March 31, 2023. This line of credit expired on August 16, 2023.

On September 11, 2023, the Company and Summit entered a new line of credit agreement with the same terms as the preceding agreement, except that the maximum availability under the new line was reduced from $1,000,000 to $500,000. As of March 31, 2024, there was $500,000 outstanding and no borrowing availability under this line of credit. The line of credit expires on May 16, 2024. The Company is seeking a short-term extension from the lender to allow for additional time to close the Merger transaction, upon which the lender will be repaid in full.

As of March 31, 2024, the fair value of debt outstanding on our revolving line of credit approximates its carrying value due to the short term nature of the facility.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Note 9.	Sales of Shares Under Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement” or "ELOC") and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 450,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. Use of the ELOC is subject to restrictions based on the price and trading volume of our stock, which limits its availability to the Company as a significant source of capital.

During the three months ended March 31, 2024, the Company had no sales of shares of common stock. During the three months ended March 31, 2023, the Company sold 7,429 shares of common stock under the ELOC at an average price of $7.20 per share, net of fees of approximately $0.40 per share. The net proceeds from this sale were $53,453.

Note 10.	Income Taxes

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 0%. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2024 is primarily driven by the presence of a full valuation allowance against all deferred tax assets.

Note 11.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effects of 3,929 shares from stock options and zero shares from warrants, and 34,599 shares from stock options and zero shares from warrants, were excluded from diluted shares for the three months ended March 31, 2024 and 2023, respectively.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
●	We have had operating losses in four of the last five years and may not achieve or maintain profitability in the future.
●	A significant portion of our revenue is expected to be generated by sales to government entities, which are subject to a number of challenges and risks.
●	We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.
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

WaveDancer, Inc.	Form 10-Q March 31, 2024

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

In December 2021, we announced the reorganization of our entire professional services practice into Tellenger, and as a result, our professional services are contained in a single entity. Through Tellenger, we perform services such as business process re-engineering, cloud migrations, and Software-as-a-Service, or SaaS, implementations on behalf of clients in the private and public sector with an aim to increase productivity, gain efficiencies, and achieve key performance indicators.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Our Strategy

On November 15, 2023, the Company entered into a merger agreement with Firefly Neuroscience, Inc. (“Firefly”), a privately held, commercial-stage, medical technology company, to combine the companies in an all-stock transaction (the "Merger"). The closing of the transaction is contingent upon the approval of WaveDancer and Firefly shareholders, both of which have been obtained, as well as satisfaction of other closing conditions including, among other things, the Company having sufficient cash to satisfy all its outstanding liabilities as of the closing date and approval by Nasdaq Capital Markets LLC ("Nasdaq") of Firefly's initial listing application. The Merger agreement provides that in connection with and nearly simultaneous with the closing of the Merger, WaveDancer will sell its Tellenger subsidiary, the company through which WaveDancer operates its current revenue-generating business, to WaveTop Solutions, Inc., a company owned and controlled by WaveDancer's chairman and chief executive officer, for $1.5 million of cash. Upon closing of the Merger, the combined company will focus on continuing to develop and commercialize Firefly’s Artificial Intelligence driven Brain Network Analytics (BNA™) platform, which was previously cleared by the U.S. Food and Drug Administration.

Since late 2023, we have been devoting our efforts to closing the Merger with Firefly. If the Merger does not close, we will need to make fundamental decisions as to how to proceed with our business. We anticipate that we will be delisted from Nasdaq. We can operate profitably but cannot support the administrative expenses of being a public reporting company. We will consider all of our options, including, but not limited to, ceasing to be a reporting company (which would reduce our operating expenses significantly), raising capital through private placement (which could be highly dilutive), transferring to the OTC Market, seeking another merger partner (which may be difficult if we are delisted from Nasdaq), or selling our business to satisfy our liabilities and dissolving. To pursue any strategy under which we continue operations, we will need to reduce our expense structure and raise capital.

The key elements of the strategy for continuing operations that we will pursue if the Merger does not close are discussed below.

Through the acquisition of Tellenger in 2021, we began to reposition our legacy professional services business by allocating resources away from third-party product reselling and toward professional services, which provides more consistent revenue at significantly higher margins. If the Merger does not close, we may seek to purchase other technology companies whose businesses complement the Company’s existing business and whose personnel would better enable us to compete for engagements in our focus areas. Pursuing growth through acquisition will require substantial additional capital, which will be more difficult and dilutive without our ability to trade on Nasdaq.

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

WaveDancer’s offering has the ability to offer a comprehensive set of technology services , that are built on a foundation of innovative technologies, to provide greater flexibility, agility, and security for IT transformations. We will be able to help organizations modernize, transform and manage their technologies. We plan to capitalize on these opportunities in outreach and bids to market our relevant products and services.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Results of Continuing Operations – Three Months Ended March 31, 2024 and 2023

Revenue

Total revenue was $1,915,372 for the three months ended March 31, 2024, compared with $2,160,123 in the prior year quarter, a decrease of $244,751, or 11.3%. The decrease in revenue was driven by our de-emphasis of third-party software sales which accounted for just 1.5% of our sales in the first quarter of 2024 as compared to 2.6% in the prior year quarter. Professional services revenue decreased by $217,591, or 10.3%, to $1,885,867 in the first quarter of 2023 from $2,103,458 in the first quarter of 2023. The decline in professional services revenue is driven primarily by one of our historically larger projects where we had fewer resources deployed in the first quarter of 2024 as compared to the comparable prior year quarter based on current project deliverables, as well as the discontinuation of a software training service under which our resources were continuously underutilized.

Gross Profit

Gross profit increased by $42,460 or 6.5%, to $699,258 for the three months ended March 31, 2024 as compared to $656,798 in the prior year quarter. The increase in gross profit includes an increase from professional services of $42,041 and an increase from third-party software sales of $419. Professional services gross profit as a percent of revenue increased from 31.2% to 37.1% due to a change in the mix of contracts generating revenue and the related billing rates resulting as well as increases in our costs of labor that outpaced billing rate increases.

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the three months ended March 31, 2024 and 2023 and the changes between periods:

	2024	2023	Increase/ (Decrease)
Stock based compensation	113,780	288,171	(174,391)
Insurance	136,686	65,935	70,751
Legal and professional fees	176,994	244,870	(67,876)
Acquisition costs	158,371	108,377	49,994
Governance and investor relations	97,816	135,173	(37,357)
Salaries and benefits	$532,519	$566,343	$(33,824)
All other	29,556	54,124	(24,568)
Software, IT and office expenses	74,955	85,542	(10,587)
Marketing and promotions	120	8,835	(8,715)
Depreciation & Amortization	52,432	54,158	(1,726)
Total SG&A	$1,373,229	$1,611,528	$(238,299)

Operating Income from Continuing Operations

Our operating loss from continuing operations was $673,971 in the first quarter of 2024 as compared to a loss of $954,730 in the corresponding quarter in 2023, an improvement of $280,759, or 29.4%. The decrease in the operating loss from continuing operations is primarily the result of the decrease in SG&A expenses, led by a decrease in stock based compensation of $174,391 and decreases in legal and professional fees and governance and investor relations, and an increase in professional services gross profit of $42,041, partially offset by increases in insurance and acquisition costs.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Results of Discontinued Operations – Three Months Ended March 31, 2024 and 2023

The sale of GMI to GMDC occurred on March 17, 2023, and as a result, there was no activity for GMI in the first quarter of 2024. Following is the detail of discontinued operations for the first quarter of 2023:

2023
Revenue	$-
Cost of revenue	74,223
Gross profit	(74,223)
Operating expenses -
Salaries and benefits	484,249
Depreciation and amortization	85,338
Stock based compensation, before forfeitures	65,487
Forfeitures of stock options	(407,322)
Other operating expenses	134,633
Gain on sale of GMI	(100,615)
Loss before income tax benefit	(335,993)
Income tax benefit	-
Net income on discontinued operations	$(335,993)

Critical Accounting Estimates

Our accounting policies are described in Note 1 of our consolidated financial statements – Summary of Significant Accounting Policies. Our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

During the quarter ended March 31, 2024, the Company generated a net loss from continuing operations of $673,950. As of March 31, 2024, the Company had a net working capital deficit of $480,073, including cash and cash equivalents of $563,324. As of March 31, 2024, the Company had $500,000 outstanding under its bank line of credit and no borrowing availability. The line of credit expires on May 16, 2024. The Company is seeking a short-term extension from the lender to allow for additional time to close the Merger transaction in early June 2024, upon which the lender will be repaid in full. In the absence of an extension, the Company and FireFly are considering options to prevent or resolve the issues arising from a default.

The Company's current focus is on closing the Merger. Under the terms of the Merger agreement, we must have Parent Net Cash of no less than zero on the closing date. Parent Net Cash means the amount of cash on hand, including the proceeds from the Tellenger Sale transaction of $1.5 million, less all of our liabilities - other than the operating liabilities associated with Tellenger - on the closing date, including transaction costs and severance obligations. If the Company and Firefly are unable to raise the capital required to consummate the Merger, or FireFly's Nasdaq application is not timely approved, and the Merger transaction does not close, we will likely be delisted from the Nasdaq as a result of not meeting the minimum stockholders’ equity requirement for continued listing.

If the Merger fails to close and we are delisted, we will consider all of our options, including, but not limited to, ceasing to be a reporting company (which would reduce our operating expenses significantly), raising capital through private placement (which could be highly dilutive), transferring to the OTC Market, seeking another merger partner (which may be difficult if we are delisted from Nasdaq), or selling our business to satisfy our liabilities and dissolving. In any scenario where we maintain continuing operations, in addition to reducing our expense structure, we would likely need to raise additional capital to meet our liquidity commitments through the end of 2024 and beyond. It is unlikely that our line of credit will continue to be extended in the absence of an imminent merger transaction.

WaveDancer, Inc.	Form 10-Q March 31, 2024

We used cash in continuing operations of $118,671 during the three months ended March 31, 2024 and anticipate that over the twelve months from the date of these financial statements our operating activities may use as much as $1.0 million to $1.5 million.

The Company has no commitments for capital spending nor any plans for material capital expenditures.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WaveDancer, Inc.	Form 10-Q March 31, 2024

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023 includes a discussion of our risk factors. “Risk Factors” in our Form S-4/A filed on February 2, 2024 includes additional risk factors related to the Merger transaction.

There is no assurance when or if the merger will be completed.

If our pending merger agreement with Firefly Neuroscience, Inc. fails to close, we will likely be delisted from Nasdaq under its minimum stockholders’ equity requirements, which will affect the liquidity of our common stock. Additionally, we face working capital deficits that will force us to make fundamental decisions as to how to proceed with our business. We will consider all of our options, including, but not limited to, ceasing to be a reporting company (which would reduce our operating expenses significantly), raising capital through private placement (which could be highly dilutive), transferring to the OTC Market, seeking another merger partner (which may be difficult if we are delisted from Nasdaq), or selling our business to satisfy our liabilities and dissolving. To pursue any strategy under which we continue operations, we will need to significantly reduce our expense structure and raise capital.

There have been no other material changes from the risk factors described in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5‑1” trading arrangement or a “non-Rule 10b5‑1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

WaveDancer, Inc.	Form 10-Q March 31, 2024

Item 6.         Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 †

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 †

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ††

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ††

101.INS	Inline XBRL Instance Document †

101.SCH	Inline XBRL Taxonomy Extension Schema †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase †

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith

WaveDancer, Inc.	Form 10-Q March 31, 2024

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaveDancer, Inc. (Registrant)

Date:	May 14, 2024	By:	/s/ G. James Benoit, Jr.
G. James Benoit, Jr.
Chief Executive Officer
Principal Financial Officer