Form 10-Q
period 2024-06-30
FIREFLY NEUROSCIENCE, INC.
filed 2024-08-19
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41092

FIREFLY NEUROSCIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Military Road
Kenmore, NY	14217
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 237-6412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AIFF	The NASDAQ Capital Market

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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of August 15, 2024:

Common Stock, $0.0001 par value – 7,341,393 shares outstanding

EXPLANATORY NOTE

   This report is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, of Firefly Neuroscience, Inc. (“Firefly” or the Company), which was formerly known as WaveDancer, Inc. (“WaveDancer”) prior to the consummation on August 12, 2024, of the merger described below.

On August 12, 2024, pursuant to the previously announced Agreement and Plan of Merger, dated as of November 15, 2023 (as amended by that certain Amendment No. 1, dated as of January 12, 2024, and that certain Amendment No. 2, dated as of June 17, 2024, “Merger Agreement”), by and among Firefly Neuroscience, Inc., a Delaware corporation (formerly known as WaveDancer, Inc.), its wholly owned subsidiary, FFN Merger Sub, Inc., a Delaware corporation (“FFN”), and Firefly Neuroscience 2023, Inc., a Delaware corporation (formerly known as Firefly Neuroscience, Inc., “Firefly 2023”), FFN merged with and into Firefly 2023, with Firefly 2023 surviving as a wholly owned subsidiary of Firefly (the “Merger”). At the effective time of the Merger (the Closing”), each holder of outstanding shares of Firefly 2023’s common stock, par value $0.00001 per share (the “Firefly 2023 Common Stock”) received the number of shares of common stock, par value $0.0001 per share, of the Company (the “New Firefly Common Stock”) equal to the number of shares of Firefly 2023 Common Stock such stockholders held multiplied by the exchange ratio, or an aggregate of 7,870,251 shares of Firefly common stock at Closing using an exchange ratio (the “Exchange Ratio”) of 0.1040. Additionally, upon at the effective time of the Merger: (i) each outstanding option to purchase Firefly 2023 Common Stock that was not exercised prior to the Closing was assumed by the Company subject to certain terms contained in the Merger Agreement and became an option to purchase shares of New Firefly Common Stock, subject to adjustment to give effect to the Exchange Ratio, (ii) each outstanding Firefly 2023 restricted share unit outstanding immediately prior to the Closing was accelerated and vested pursuant to the terms thereof, and (iii) each outstanding warrant to purchase shares of Firefly 2023 Common Stock that was not exercised prior to the Closing was assumed by the Company, subject to certain terms contained in the Merger Agreement.

Immediately prior to the Closing of the Merger, effective as of 12:01 p.m. (New York time) on August 12, 2024, Firefly effected a reverse stock split of all of the then issued and outstanding shares of Firefly’s common stock (“Firefly Common Stock") at a ratio of 1-for-3 (“Merger Reverse Stock Split”). As a result of the Merger Reverse Stock Split, every three (3) shares of the then issued and outstanding Firefly Common Stock were automatically combined into one (1) issued and outstanding share of Firefly Common Stock, without any change in the par value per share or the number of authorized shares of common stock.

Unless noted otherwise, all post-Merger share and per-share information presented in this Quarterly Report on Form 10-Q reflects the Merger Reverse Stock Split, however, certain of documents and information filed herewith or incorporated by reference into this Quarterly Report on Form 10-Q, do not give effect to the Merger Reverse Stock Split.

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

Form 10-Q June 30, 2024

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

FORM 10-Q

Form 10-Q June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$244,137	$681,995
Accounts receivable	791,707	1,117,862
Prepaid expenses and other current assets	132,804	267,351
Total current assets	1,168,648	2,067,208

Intangible assets, net of accumulated amortization of $562,644 and $484,461, respectively	927,356	1,005,539
Goodwill	1,125,101	1,125,101
Right-of-use operating lease asset	28,976	245,569
Property and equipment, net of accumulated depreciation and amortization of $449,205 and $432,620, respectively	41,414	57,999
Other assets	18,419	18,419
Total assets	$3,309,914	$4,519,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$759,229	$403,441
Revolving line of credit	300,000	500,000
Accrued payroll and related liabilities	526,844	615,766
Commissions payable	-	30,223
Income taxes payable	3,450	3,450
Other accrued liabilities	230,024	267,604
Contract liabilities	55,531	114,540
Operating lease liabilities - current	39,610	163,282
Total current liabilities	1,914,688	2,098,306

Operating lease liabilities - non-current	-	136,652
Deferred tax liabilities, net	16,187	16,187
Total liabilities	1,930,875	2,251,145

Stockholders' equity
Common stock, $0.0001 par value 100,000,000 shares authorized; 726,829 shares issued, 671,060 shares outstanding as of June 30, 2024 and December 31, 2023	73	73
Additional paid-in capital	36,633,060	36,459,064
Accumulated deficit	(34,288,883)	(33,225,236)
Treasury stock, 55,768 shares at cost, as of June 30, 2024 and December 31, 2023	(965,211)	(965,211)
Total stockholders' equity	1,379,039	2,268,690
Total liabilities and stockholders' equity	$3,309,914	$4,519,835

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Form 10-Q June 30, 2024

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues
Professional fees	$1,874,097	$1,967,957
Software sales	29,505	56,665
Total revenues, net	1,903,602	2,024,622

Cost of revenues
Cost of professional fees	1,191,578	1,263,822
Cost of software sales	29,329	55,787
Total cost of revenues excluding depreciation and amortization	1,220,907	1,319,609

Gross profit	682,695	705,013

Selling, general and administrative expenses	1,064,765	1,654,365
Gain on Settlement of litigation	-	(1,442,468)

Operating (loss) income from continuing operations	(382,070)	493,116

Other income, net	2,740	131
Interest expense	(10,367)	(36,809)

(Loss) income from continuing operations before income taxes and equity in net loss of affiliate	(389,697)	456,438

Provision for income taxes	-	-

Net (loss) income from continuing operations before equity in net loss of affiliate	(389,697)	456,438

Equity in net loss of affiliate	-	(221,653)

Net (loss) income	$(389,697)	$234,785

Basic (loss) earnings per share	$(0.58)	$0.36
Diluted (loss) earnings per share	$(0.58)	$0.36

Weighted average common shares outstanding
Basic	671,060	641,995
Diluted	671,060	648,498

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Form 10-Q June 30, 2024

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Revenues
Professional fees	$3,759,966	$4,071,415
Software sales	59,009	113,330
Total revenues, net	3,818,975	4,184,745

Cost of revenues
Cost of professional fees	2,378,363	2,710,239
Cost of software sales	58,659	112,695
Total cost of revenues excluding depreciation and amortization	2,437,022	2,822,934

Gross profit	1,381,953	1,361,811

Selling, general and administrative expenses	2,437,994	3,265,893
Gain on litigation settlement	-	(1,442,468)

Operating loss from continuing operations	(1,056,041)	(461,614)

Other income, net	13,504	222
Interest expense	(21,110)	(72,257)

Loss from continuing operations before income taxes and equity in net loss of affiliate	(1,063,647)	(533,649)

Provision for income taxes	-	-

Net loss from continuing operations before equity in net loss of affiliate	(1,063,647)	(533,649)

Equity in net loss of affiliate	-	(245,525)

Net loss from continuing operations	(1,063,647)	(779,174)

Loss from discontinued operations	-	(335,993)

Net loss	$(1,063,647)	$(1,115,167)

Basic and diluted loss per share from continuing operations	$(1.65)	$(1.22)
Basic and diluted loss per share from discontinued operations	$-	$(0.52)
Basic and diluted net loss per share	$(1.65)	$(1.74)

Weighted average common shares outstanding
Basic and diluted	643,025	641,208

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Form 10-Q June 30, 2024

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	(1,063,647)	$(1,115,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	335,993
Depreciation and amortization	94,768	107,827
Stock-based compensation	173,996	376,331
Amortization of right-of-use assets	50,872	64,038
Accretion of deferred acquisition consideration	-	27,370
Gain on lease termination	(6,419)	-
Gain on litigation settlement	-	(1,442,468)
Equity in loss of affiliate	-	245,525
Changes in operating assets and liabilities:
Accounts receivable	326,155	(105,385)
Prepaid expenses and other current assets	134,547	(45,561)
Other assets	-	58,682
Accounts payable	355,788	265,922
Contract liabilities	(59,009)	(110,753)
Accrued payroll and related liabilities and other accrued liabilities	(126,502)	83,243
Operating lease liability	(88,184)	(101,357)
Commissions payable	(30,223)	(104,670)
Cash used in operating activities of continuing operations	(237,858)	(1,460,430)
Cash used in operating activities of discontinued operations	-	(693,106)
Net cash used in operating activities	(237,858)	(2,153,536)

Cash flows from investing activities
Proceeds from disposal of business	-	935,974
Net cash provided by investing activities	-	935,974

Cash flows from financing activities
(Repayments) borrowings under revolving line of credit	(200,000)	575,000
Premium financing borrowings	-	305,759
Premium financing repayments	-	(119,644)
Proceeds from issuance of stock	-	56,266
Proceeds from exercise of stock options	-	7,400
Net cash (used in) provided by financing activities	(200,000)	824,781

Net decrease in cash and cash equivalents	(437,858)	(392,781)

Cash and cash equivalents, beginning of period	681,995	731,081
Cash and cash equivalents, end of period	$244,137	$338,300

Supplemental cash flow Information
Interest paid	$23,298	$18,356
Non-cash investing and financing activities:
Non-cash proceeds on disposal of business	$-	$1,263,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Form 10-Q June 30, 2024

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2023	726,829	$73	$36,459,064	$(33,225,236)	$(965,211)	$2,268,690
Net loss	-	-	-	(673,950)	-	(673,950)
Stock option compensation	-	-	113,780	-	-	113,780
Balances at March 31, 2024	726,829	73	36,572,844	(33,899,186)	(965,211)	1,708,520
Net loss	-	-	-	(389,697)	-	(389,697)
Stock option compensation	-	-	60,216	-	-	60,216
Balances at June 30, 2024	726,829	$73	$36,633,060	$(34,288,883)	$(965,211)	$1,379,039

	Shares of
	Common		Additional
	Stock	Common	Paid-In	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock	Total
Balances at December 31, 2022	694,620	$69	$35,885,846	$(31,190,801)	$(965,211)	$3,729,903
Net loss	-	-	-	(1,349,952)	-	(1,349,952)
Stock option compensation	-	-	353,658	-	-	353,658
Forfeiture of stock options on disposal of business (Note 2)	-	-	(407,322)	-	-	(407,322)
Stock issued	2,477	1	56,265	-	-	56,266
Amortization of stock issue costs	-	-	(18,635)	-	-	(18,635)
Issuance of stock from exercise of options	667	-	7,400	-	-	7,400
Balances at March 31, 2023	697,764	70	35,877,212	(32,540,753)	(965,211)	2,371,318
Net loss	-	-	-	234,785	-	234,785
Stock option compensation	-	-	88,159	-	-	88,159
Amortization of stock issue costs	-	-	(76,673)	-	-	(76,673)
Balances at June 30, 2023	697,764	$70	$35,888,698	$(32,305,968)	$(965,211)	$2,617,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Form 10-Q June 30, 2024

FIREFLY NEUROSCIENCE, INC.

(formerly WaveDancer, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Business

Founded in 1979 as Information Analysis Incorporated (“IAI”), IAI changed its name to WaveDancer, Inc. (“WaveDancer” or the “Company”) and converted from a Virginia corporation to a Delaware corporation in December 2021. The Company was historically in the business of developing and maintaining information technology (“IT”) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations.

On March 17, 2023, the Company sold effectively 75.1% of the equity of its Gray Matters, Inc. subsidiary (“GMI”) to Gray Matters Data Corporation (“GMDC”). Subsequent to the sale, the Company discontinued consolidating GMI and the Company has reflected GMI as a discontinued operation in its consolidated statements of operations through 2023. Unless otherwise noted, all amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and treatment of GMI as a discontinued operation. On August 9, 2023, the Company sold its remaining equity interest in GMDC.

Prior to March 17, 2023, we had two operating segments: Tellenger and Blockchain SCM. Following the sale of GMI, which comprised all of the material operations of the Blockchain SCM segment, it was presented as a discontinued operation (see Note 2), and the Blockchain SCM segment ceased to exist. After March 17, 2023, the Company managed its business as one reportable operating segment.

In connection with and prior to the consummation of the Merger (as defined and further described below), pursuant to the previously announced Stock Purchase Agreement, dated as of November 15, 2023, by and among the Company, Wavetop Solutions, Inc. (“Wavetop”) and Tellenger, Inc. (“Tellenger”),  Wavetop purchased from the Company all of the issued and outstanding shares of common stock, par value $1.00 per share, of Tellenger prior to the merger, for an aggregate purchase price of $1.5 million, plus the assumption of the employment agreements that WaveDancer was obligated under with G. James Benoit, Jr., Gwen Pal and Stan Reese, which included provisions to pay severance under certain circumstances. The purchase price was paid in full in cash less the outstanding balance of WaveDancer’s $500,000 credit facility with Summit Commercial Bank, N.A. (“SCB”). The balance of the credit facility at SCB was paid in full concurrent with the close of the Merger.

Agreement and Plan of Merger

On August 12, 2024, pursuant to the previously announced Agreement and Plan of Merger, dated as of November 15, 2023 (as amended by that certain Amendment No. 1, dated as of January 12, 2024, and that certain Amendment No. 2, dated as of June 17, 2024, “Merger Agreement”), by and among the Company, its wholly owned subsidiary, FFN Merger Sub, Inc., a Delaware corporation (“FFN”), and Firefly Neuroscience 2023, Inc., a Delaware corporation (formerly known as Firefly Neuroscience, Inc., “Firefly 2023”), FFN merged with and into Firefly 2023, with Firefly 2023 surviving as a wholly owned subsidiary of Firefly (the “Merger”). At the effective time of the Merger (the Closing”), each holder of outstanding shares of Firefly 2023’s common stock, par value $0.00001 per share (the “Firefly 2023 Common Stock”) received the number of shares of common stock, par value $0.0001 per share, of the Company (the “New Firefly Common Stock”) equal to the number of shares of Firefly 2023 Common Stock such stockholders held multiplied by the exchange ratio, or an aggregate of 7,870,251 shares of Firefly common stock at Closing using an exchange ratio (the “Exchange Ratio”) of 0.1040. Additionally, upon at the effective time of the Merger: (i) each outstanding option to purchase Firefly 2023 Common Stock that was not exercised prior to the Closing was assumed by the Company subject to certain terms contained in the Merger Agreement and became an option to purchase shares of New Firefly Common Stock, subject to adjustment to give effect to the Exchange Ratio, (ii) each outstanding Firefly 2023 restricted share unit outstanding immediately prior to the Closing was accelerated and vested pursuant to the terms thereof, and (iii) each outstanding warrant to purchase shares of Firefly 2023 Common Stock that was not exercised prior to the Closing was assumed by the Company, subject to certain terms contained in the Merger Agreement.

Immediately prior to the Closing of the Merger, on August 12, 2024, (i) (A) pursuant to the Amended and Restated Certificate of Incorporation of WaveDancer, Inc., WaveDancer changed its name to Firefly Neuroscience, Inc., and (B) pursuant to an amendment to its Certificate of Incorporation, Firefly 2023 changed its name to Firefly Neuroscience 2023, Inc. and (ii) Firefly effected a reverse stock split of all of the then issued and outstanding shares of Firefly’s common stock (“Firefly Common Stock) at a ratio of 1-for-3 (“Merger Reverse Stock Split”). As a result of the Merger Reverse Stock Split, every three (3) shares of the then issued and outstanding Firefly Common Stock were automatically combined into one (1) issued and outstanding share of Firefly Common Stock, without any change in the par value per share or the number of authorized shares of common stock.

Following the Closing, there are 7,870,251 shares of New Firefly Common Stock outstanding, with former Firefly 2023 stockholders owning approximately 92% and former Firefly stockholders owning 8% of the Company’s outstanding securities.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Following the consummation of the Merger (as defined below), the business of Firefly 2023 became the business of the Company, as described below.

Firefly Business

Firefly is an Artificial Intelligence (“AI”) technology company developing innovative neuroscientific solutions that improve outcomes for patients with mental illnesses and neurological disorders. Its FDA-510(k) cleared Brain Network Analytics software platform (the “BNA Platform”) and is focused on advancing diagnostic and treatment approaches for people suffering from mental illnesses and cognitive disorders, including depression, dementia, anxiety disorders, concussions, and attention-deficit/hyperactivity disorder.

Liquidity and Going Concern

During the six months ended June 30, 2024, the Company generated an operating loss from continuing operations of $1,056,041. As of June 30, 2024, the Company had a net working capital deficit of $746,040 including cash and cash equivalents of $244,137. Under existing operating conditions, we estimate that over the twelve months from the date of these financial statements our operating activities may use as much as $1.0 million to $1.5 million of cash, including the satisfaction of all existing liabilities. The Company's line of credit balance as of  June 30, 2024, was $300,000, had no additional borrowing capacity, and expired on July 16, 2024. These factors raise substantial doubt about our ability to continue as a going concern for at least the next twelve months from the date of filing.

The business of Firefly 2023 had negative cash flow from operating activities for the six months ended June 30, 2024 and 2023, as disclosed in the Company's Current Report on Form 8-K filed August 14, 2024. Further, Firefly 2023 has had recurring losses with minimal revenue from operations. While the Company is attempting to raise funds for commercialization, Firefly 2023's monthly cash requirements during the six months ended June 30, 2024 had been met through issuance of shares to new and existing shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in normal course of business. To strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

(i)	Negotiating further funding with existing and new investors to raise additional capital;

(ii)	Taking various cost control measures to reduce the operational cash burn; and

(iii)	Commercializing product to generate recurring sales.

Management of the Company has a reasonable expectation that the Company can continue raising additional equity capital to continue in operational existence for the foreseeable future.

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

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Reverse Stock Splits

On August 12, 2024, in connection with the Merger, the Company effected the Merger Reverse Stock Split. The Merger Reverse Stock Split affected all issued common stock and options and warrants to acquire common stock. No fractional shares were issued as a result of the reverse split and any fractional share otherwise issuable were rounded up to the nearest whole number. All shares and per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Merger Reverse Stock Split. Following the Merger Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock decreased from 2,180,485 issued and 2,013,180 outstanding pre-split shares, respectively, to approximately 729,829 issued and 671,060 outstanding post-split shares, before finalizing the rounding of fractional shares. As a result of the Merger Reverse Stock Split, the exercise prices of the outstanding options and warrants were increased by a factor of three.

Certain amounts presented in the 2023 unaudited condensed consolidated financial statements, including common stock, additional paid-in capital, and shares and per share data have been retroactively adjusted for the Merger Reverse Stock Split and the Reverse Stock Split to conform to the current period financial statement presentation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2024 (the “Annual Report”), as amended. The accompanying December 31, 2023, condensed consolidated balance sheet was derived from the audited financial statements included in the Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, include the accounts of WaveDancer and its condensed consolidated subsidiaries (collectively, the “Company”, “we” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.

There have been no changes in the Company’s significant accounting policies as of June 30, 2024, as compared to the significant accounting policies disclosed in Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report.

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

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

In connection with the sale of GMI to GMDC on March 17, 2023 (the "Sale Date"), the Company received common stock in GMDC representing approximately 24.9% of the equity of GMDC. See Note 2 for further information about the sale transaction, the deconsolidation of GMI, and the treatment of GMI as a discontinued operation. The Company accounted for its investment in GMDC in accordance with the equity method from March 17, 2023, through August 9, 2023. On August 9, 2023, the Company sold its remaining equity interest in GMDC in exchange for $400,000 in cash and recognized a gain on sale of $64,525. Since August 9, 2023, the Company has no equity investment in GMDC nor any other equity exposure to the GMI business.

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

Concentration of Credit Risk

During the three months ended June 30, 2024, the Company’s prime contracts with U.S. government agencies represented 7.1%of revenue and subcontracts under federal procurements represented 92.9% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 30.0%, 23.5%, and 17.4% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 61.2% of the Company’s revenue in aggregate.

During the three months ended June 30, 2023, the Company’s prime contracts with U.S. government agencies represented 10.2% of revenue and subcontracts under federal procurements represented 89.7% of revenue, and 0.1% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 30.5%, 19.3%, and 17.5% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 55.1% of the Company’s revenue in aggregate.

During the six months ended June 30, 2024, the Company’s prime contracts with U.S. government agencies represented 8.0% of revenue and subcontracts under federal procurements represented 92.0% of revenue. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 29.5%, 23.3%, and 17.2% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 60.0% of the Company’s revenue in aggregate.

During the six months ended June 30, 2023, the Company’s prime contracts with U.S. government agencies represented 9.1% of revenue and subcontracts under federal procurements represented 89.3% of revenue, and 1.6% of revenue came from commercial contracts. The terms of these contracts and subcontracts vary from single transactions to five years. Three subcontracts under federal procurements represented 30.3%, 21.1%, and 16.6% of revenue, respectively. Revenue from one prime contractor under which the Company has multiple subcontracts represented 54.5% of the Company’s revenue in aggregate.

As of June 30, 2024, the Company’s accounts receivable included receivables from three subcontracts under federal procurements that represented 22.5%, 24.8%, and 14.9% of the Company’s outstanding accounts receivable, respectively. Receivables from one prime contractor under which the Company has multiple subcontracts represented 52.9% of the Company’s outstanding accounts receivable in aggregate.

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

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

The $65,000 prepayment was included in other accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023, and was amortized as a reduction to selling, general and administrative expenses ratably over the three-month period ending June 30, 2023 after which time no further transition services were provided. The total cash received at closing was $1,000,974. The Company also had the right to appoint a representative to GMDC’s board of directors and a right to co-invest in a later preferred stock financing round. The Company recognized a gain on the sale of GMI of $100,615 in the first quarter of 2023, which was included in net loss on discontinued operations in the unaudited condensed consolidated statement of operations, and immediately deconsolidated GMI upon its sale. GMDC was not a related party of the Company at the time of its purchase of GMI. Subsequent to our deconsolidation of GMI, GMI and GMDC were related parties of the Company until the August 9, 2023, sale of our equity interest in GMDC. The Company's current and future rights with regard to GMDC terminated with the sale of the equity interest.

The components of the consideration received and the methods for determining their fair values as of March 17, 2023, were as follows:

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

The following table sets forth details of net earnings from discontinued operations for the six months ended June 30, 2024 and 2023, which reflects the results of the Blockchain SCM operating segment through the date our controlling financial interest in it was sold – March 17, 2023 (See Note 1).

	Six Months Ended June 30,
	2024	2023
Revenue	$-	$-
Cost of revenue	-	74,223
Excess of contract costs over revenue	-	(74,223)
Operating expenses -
Salaries and benefits	-	484,249
Intangibles amortization	-	85,338
Stock based compensation, before forfeitures	-	65,487
Forfeiture of stock options	-	(407,322)
Other operating expenses	-	134,633
Gain on disposal of business	-	(100,615)
Loss before income tax benefit	-	(335,993)
Income tax benefit	-	-
Net loss on discontinued operations	$-	$(335,993)

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

During the six months ended June 30, 2023, there was a total of 715,000 unvested stock options forfeited by GMI employees, including 527,500 forfeited by employees who resigned from WaveDancer, on the Sale Date, and were offered employment by GMDC. Stock-based compensation expense of $407,322, previously recognized for these forfeited unvested options, was taken back into income in March 2023.

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

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Disaggregation of Revenue from Contracts with Customers

	Three Months Ended June 30,
	2024		2023
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$1,690,650	88.8%	$1,719,674	84.9%
Services fixed price over time	107,475	5.6%	102,402	5.1%
Services combination	31,920	1.7%	33,090	1.6%
Services fixed price per unit	44,052	2.3%	112,791	5.6%
Third-party software	29,505	1.6%	56,665	2.8%
Total revenue	$1,903,602	100.0%	$2,024,622	100.0%

	Six Months Ended June 30,
	2024		2023
Contract Type	Amount	Percentage	Amount	Percentage
Services time & materials	$3,344,653	87.6%	$3,600,335	86.0%
Services fixed price over time	214,950	5.6%	204,804	4.9%
Services combination	63,840	1.7%	66,180	1.6%
Services fixed price per unit	136,523	3.6%	200,096	4.8%
Third-party software	59,009	1.5%	113,330	2.7%
Total revenue	$3,818,975	100.0%	$4,184,745	100.0%

Contract Balances

Accounts Receivable

Trade accounts receivable are recorded at the billable amount where the Company has the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. There were no such allowances recognized as of  June 30, 2024 and December 31, 2023.

Accounts receivable as of  June 30, 2024 and December 31, 2023, consist of the following:

	June 30, 2024	December 31, 2023
Billed federal government	$790,446	$1,110,001
Billed commercial and local government	-	6,600
Unbilled receivables	1,261	1,261
Accounts receivable	$791,707	$1,117,862

Billed receivables from the federal government include amounts due from both prime contracts and subcontracts where the federal government is the end customer.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Contract Liabilities

Contract liabilities consist of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Changes in contract liabilities balances are as follows:

Balance at December 31, 2023	$114,540
Contract liabilities added	26,026
Revenue recognized	(55,531)
Balance at March 31, 2024	85,035
Contract liabilities added	1,732
Revenue recognized	(31,237)
Balance at June 30, 2024	$55,531

Balance at December 31, 2022	$182,756
Revenue recognized	(55,665)
Balance at March 31, 2023	127,091
Revenue recognized	(55,088)
Balance at March 31, 2023	$72,003

Revenues recognized during the three months ended June 30, 2024 and 2023, from the balances as of  December 31, 2023 and 2022, were $31,237 and $55,665, respectively. Revenues recognized during the six months ended  June 30, 2024 and 2023, from the balances as of  December 31, 2023 and 2022, were $85,035 and $110,753, respectively.

Deferred Costs of Revenue

Deferred costs of revenue consist of the costs of third-party support and maintenance contracts for enterprise server-based software. These costs are reported under the prepaid expenses and other current assets caption on the Company’s condensed consolidated balance sheets. The Company recognizes these direct costs ratably over time as it makes itself available to provide its performance obligation for software support, commensurate with its recognition of revenue. Changes in deferred costs of revenue balances for the three and six months ended June 30, 2024 are as follows:

Balance at December 31, 2023	$87,988
Deferred costs expensed	(29,330)
Balance at March 31, 2024	58,658
Deferred costs expensed	(29,330)
Balance at June 30, 2024	29,329

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Note 4.	Leases

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

As of  June 30, 2024 and December 31, 2023, the Company does not have any sales-type or direct financing leases.

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

As of June 30, 2024, our remaining operating lease had a weighted average remaining lease term of 4 months and a weighted average discount rate of 4.5%. Future lease payments under operating leases as of June 30, 2024, were as follows:

Remainder of 2024	$40,057
Total lease payments	40,057
Less: discount	(447)
Present value of lease liabilities	$39,610

The total expense incurred related to its operating leases was $37,106 and $38,053 for the three months ended June 30, 2024 and 2023, respectively, and $75,825 and $76,106 for the six months ended June 30, 2024 and 2023 and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Note 5.	Fair Value Measurements

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

The following table presents the fair value hierarchy for the Company’s financial instruments measured at fair value on a recurring basis as of  June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$196,313	$-	$-	$196,313

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$631,258	$-	$-	$631,258

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

There were no assets requiring Level 3 fair value measurements as of  June 30, 2024 and December 31, 2023.

There were no unrealized gains or losses recognized in income for the three- or six-month periods ended  June 30, 2024 and 2023.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Note 6.	Intangible Assets

Information regarding our intangible assets is as follows:

	Weighted Average Useful Life (Years)	Balance December 31, 2023	Additions	Balance June 30, 2024
Intangible assets with estimated useful lives
Customer relationships	8.0	$1,090,000	$-	$1,090,000
Non-compete agreements	3.0	120,000	-	120,000
Accumulated amortization		(484,461)	(78,183)	(562,644)
Sub-total		725,539	(78,183)	647,356
Intangible assets with indefinite lives
Trade names	Indefinite	280,000	-	280,000
Net identifiable intangible assets		$1,005,539	$(78,183)	$927,356

As of  June 30, 2024, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2024	$68,124
2025	136,248
2026	136,248
2027	136,248
2028	136,248
Thereafter	34,240
Total	$647,356

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Note 7.	Stock-Based Compensation

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

There were no option awards granted in the six months ended June 30, 2024 and 2023. There were no options exercised during the three months ended June 30, 2024 and 2023, respectively, and zero and 667 options exercised during the six months ended  June 30, 2024 and 2023. As of June 30, 2024, there was $162,308 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans; that cost is expected to be recognized over a weighted-average period of 11 months.

Total compensation expense related to these plans was $60,216 and $88,159 for the three months ended June 30, 2024 and 2023, respectively, and $173,996 and $376,331 for the six months ended June 30, 2024 and 2023, respectively, and is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Note 8.	Revolving Line of Credit

On September 30, 2022, the Company entered a revolving line of credit with Summit Community Bank that provided for on-demand or short-term borrowings of up to $1,000,000 at a variable interest rate equal to the prime rate as published in The Wall Street Journal, with a minimum rate of 3.99% and a maximum rate of 20.00%, and subject to a borrowing base calculated using outstanding accounts receivable. Borrowings under the line of credit are secured by the assets of the Company. This line of credit expired on August 16, 2023.

On September 11, 2023, the Company and SCB entered a new line of credit agreement with the same terms as the preceding agreement, except that the maximum availability under the new line was reduced from $1,000,000 to $500,000. There were no borrowings and $200,000 of repayments during the six months ended June 30, 2024. As of June 30, 2024, there was $300,000 outstanding and no borrowing availability under this line of credit. The line of credit expired on July 16, 2024. On August 12, 2024, upon the close of the Merger, the lender was repaid in full.

As of June 30, 2024, the fair value of debt outstanding on our revolving line of credit approximates its carrying value due to the short term nature of the facility.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Note 9.	Sales of Shares Under Common Stock Purchase Agreement

On July 8, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement” or "ELOC") and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to certain limitations and conditions, the Company has the right, but not the obligation, to sell to B. Riley up to $15,000,000 of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), from time to time. Sales of Common Stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale by B. Riley of up to 150,000 shares of Common Stock that the Company may issue or elect, in the Company’s sole discretion, to issue and sell to B. Riley, from time to time under the Purchase Agreement. Use of the ELOC is subject to restrictions based on the price and trading volume of our stock, which limits its availability to the Company as a significant source of capital.

During the three and six months ended June 30, 2024, the Company had no sales of shares of common stock. During the three months ended  June 30, 2023, the Company had no sales of shares of common stock, and during the six months ended June 30, 2023, the Company sold 2,479 shares of common stock under the ELOC at an average price of $21.56 per share, net of fees of approximately $1.20 per share. The net proceeds from this sale were $53,453.

Note 10.	Income Taxes

For the three and six months ended June 30, 2024, the Company’s effective tax rate was 0%. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2024, is primarily driven by the presence of a full valuation allowance against all deferred tax assets.

Note 11.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive. The antidilutive effects of 913 shares from stock options and zero shares from warrants were excluded from diluted shares for the three months ended June 30, 2024, respectively. The antidilutive effects of 1,309 shares from stock options and zero shares from warrants, and 6,504 shares from stock options and zero shares from warrants, were excluded from diluted shares for the six months ended June 30, 2024 and 2023, respectively.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Note 12.	Subsequent Events

Reverse Merger with Firefly

On August 12, the Company consummated its previously announced Merger with Firefly 2023, pursuant to which each holder of outstanding shares of Firefly 2023 Common Stock received the number of shares of New Firefly Common Stock equal to the number of shares of Firefly 2023 Common Stock such stockholders held multiplied by the exchange ratio, or an aggregate of 7,870,251 shares of Firefly common stock at Closing using the Exchange Ratio. Additionally, upon at the effective time of the Merger: (i) each outstanding option to purchase Firefly 2023 Common Stock that was not exercised prior to the Closing was assumed by the Company subject to certain terms contained in the Merger Agreement and became an option to purchase shares of New Firefly Common Stock, subject to adjustment to give effect to the Exchange Ratio, (ii) each outstanding Firefly 2023 restricted share unit outstanding immediately prior to the Closing was accelerated and vested pursuant to the terms thereof, and (iii) each outstanding warrant to purchase shares of Firefly 2023 Common Stock that was not exercised prior to the Closing was assumed by the Company, subject to certain terms contained in the Merger Agreement.

Immediately prior to the Closing of the Merger, on August 12, 2024, (i) (A) pursuant to the Amended and Restated Certificate of Incorporation of WaveDancer, Inc., WaveDancer changed its name to Firefly Neuroscience, Inc., and (B) pursuant to an amendment to its Certificate of Incorporation, Firefly 2023 changed its name to Firefly Neuroscience 2023, Inc. and (ii) Firefly effected a reverse stock split of all of the then issued and outstanding shares of Firefly Common Stock at a ratio of 1-for-3. As a result of the Merger Reverse Stock Split, every three (3) shares of the then issued and outstanding Firefly Common Stock were automatically combined into one (1) issued and outstanding share of Firefly Common Stock, without any change in the par value per share or the number of authorized shares of common stock.

Private Placement

As previously reported, on July 26, 2024, Firefly 2023 entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which Firefly 2023 agreed to issue and sell (i) shares of Firefly 2023 Common Stock (the "PIPE Shares") or, to the extent that such purchase of PIPE Shares would result in the investors, together with their affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding shares of the Company immediately following the consummation of the Merger, pre-funded warrants (the “Pre-Funded Warrants”) to purchase such PIPE Shares in excess of 4.99% of the outstanding shares of the Company’s common stock, and (ii) warrants (the “Warrants”) to purchase shares of Firefly 2023 Common Stock in a private placement (the “Private Placement”) for aggregate gross proceeds of approximately $3.5 million, before deducting estimated offering expenses payable by Firefly 2023. The purchase price of each PIPE Share and accompanying Warrant was $1.326 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $1.3257. The Private Placement closed on August 12, 2024, substantially contemporaneous with the consummation of the Merger.

None of the issuances of the PIPE Shares, the Pre-Funded Warrants, the Warrants, or the shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants and the Warrants (collectively, the “Warrant Shares”) were registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The PIPE Shares, the Pre-Funded Warrants, the Warrants and the Warrant Shares have been and will be, as applicable, issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. The investors that entered into to a Purchase Agreement represented that they accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Tellenger Sale

In connection with and prior to the consummation of the Merger, pursuant to the previously announced Stock Purchase Agreement, dated as of November 15, 2023, by and among the Company, Wavetop and Tellenger,  Wavetop purchased from the Company all of the issued and outstanding shares of common stock, par value $1.00 per share, of Tellenger prior to the merger, for an aggregate purchase price of $1.5 million, plus the assumption of the employment agreements that WaveDancer was obligated under with G. James Benoit, Jr., Gwen Pal and Stan Reese, which included provisions to pay severance under certain circumstances. The purchase price was paid in full in cash less the outstanding balance of $300,000 under WaveDancer’s $500,000 credit facility with Summit Commercial Bank, N.A.. The balance of the credit facility at SCB was paid in full concurrent with the close of the Merger. Following the sale of Tellenger and the consummation of the Merger, the business of Firefly 2023 became the business of the Company.

Working Capital Letter Agreement

On July 23, 2024, Firefly 2023 advanced $75,000 cash in working capital to WaveDancer under a letter agreement. The letter agreement established that the advance would be repaid upon the close of the Merger. WaveDancer had sufficient funds after paying all of its other specific liabilities. The advance was not repaid, but was considered in the calculation of the Exchange Ratio.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

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

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Our Business

Founded in 1979 as Information Analysis Incorporated, the Company changed its name to WaveDancer, Inc. and converted from a Virginia corporation to a Delaware corporation in December 2021. We were historically in the business of developing and maintaining information technology (“IT”) systems, modernizing client information systems, and performing other IT-related professional services to government and commercial organizations. On April 12, 2024, pursuant to the previously announced Agreement and Plan of Merger, dated as of November 15, 2023 (as amended by that certain Amendment No. 1, dated as of January 12, 2024, and that certain Amendment No. 2, dated as of June 17, 2024, “Merger Agreement”), by and among the Company, its wholly owned subsidiary, FFN Merger Sub, Inc., a Delaware corporation (“FFN”), and Firefly Neuroscience 2023, Inc., a Delaware corporation (formerly known as Firefly Neuroscience, Inc., “Firefly 2023”), FFN merged with and into Firefly 2023, with Firefly 2023 surviving as a wholly owned subsidiary of Firefly (the “Merger”). Following the consummation of the Merger with Firefly 2023, the business of Firefly 2023 became our business.

Firefly is an Artificial Intelligence (“AI”) technology company developing innovative neuroscientific solutions that improve outcomes for patients with mental illnesses and neurological disorders. Its FDA-510(k) cleared Brain Network Analytics software platform (the “BNA Platform”) and is focused on advancing diagnostic and treatment approaches for people suffering from mental illnesses and cognitive disorders, including depression, dementia, anxiety disorders, concussions, and attention-deficit/hyperactivity disorder. It has taken a period of 15 years and an investment of approximately $60 million, to develop the software, compile the requisite database of brain wave tests, gain patent protection, and receive Federal Drug Administration (“FDA”) approval to market and sell the BNA Platform so, as of today, Firefly is in a position to undertake a commercial launch of the BNA Platform. Firefly believes there is great potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics.

The BNA Platform is a software as a medical solution that was developed using AI and machine learning on Firefly’s extensive proprietary database of standardized, high-definition longitudinal electroencephalograms (“EEG”) of over 17,000 patients representing twelve disorders, as well as clinically normal patients. The BNA Platform, in conjunction with an FDA-cleared EEG system, can provide clinicians with comprehensive insights into brain function (cognition). These insights can enhance a clinician’s ability to accurately diagnose mental illnesses and cognitive disorders and to evaluate what therapy or drug is best suited to optimize a patient’s outcome.

The clinical utility of EEG technology to support better outcomes for patients with mental illnesses and cognitive disorders has been well documented. Historically, clinical adoption of EEG by medical professionals, including psychiatrists, neurologists, nurse practitioners and general practitioners, has been limited due to the complexity of interpreting EEG recordings and the inability to practically compare a patient’s brain function to that of a clinically normal age-matched patient. Firefly believes that without defining a standard deviation to the norm, it is not possible to objectively assess brain function. By establishing an objective baseline measurement of brain function, the BNA Platform enables clinicians to optimize patient care, leading to improved outcomes for people suffering from mental illnesses and cognitive disorders.

Firefly’s value proposition is supported by real-world use of the BNA Platform. Incorporating the BNA Platform as part of a patient management protocol demonstrated improved response rates, enhanced therapy compliance, reduced non-responder rates and a reduction in need for medication switching among patients1. Further, Firefly believes that its extensive clinical database, when combined with advanced AI, provides the opportunity to identify clinically relevant biomarkers that will support better patient outcomes through precision medicine and companion diagnostics. We expect to gather additional data through the clinical deployments and clinical studies conducted by drug companies. This additional data should allow us to discover new biomarkers and objectively measure the impact of therapeutic interventions on patients of different types, further enhancing our platform’s effectiveness. Firefly believes that it will be able to enhance accurate diagnosis and predict what therapy or drug, or a combination thereof, is best suited to optimize patient outcomes. This represents a paradigm shift in how clinicians manage patients with mental illnesses and cognitive disorders holding the potential to transform brain health.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Results of Continuing Operations – Three Months Ended June 30, 2024 and 2023

Revenue

Total revenue was $1,903,602 for the three months ended June 30, 2024, compared with $2,024,622 in the prior year quarter, a decrease of $121,020, or 6.0%. The decrease was primarily related to professional services contracts, coupled with a de-emphasis on low margin product sales. Professional services revenue decreased by $93,860, or 4.8%, to $1,874,097 in the second quarter of 2024 from $1,967,957 in the second quarter of 2023. The decline in professional services revenue is driven primarily by one of our historically larger projects where we had fewer resources deployed in the second quarter of 2024 as compared to the comparable prior year quarter based on current project deliverables.

Gross Profit

Gross profit decreased by $22,318 or 3.2%, to $682,695 for the three months ended June 30, 2024, as compared to $705,013 in the prior year quarter. The increase in gross profit includes a decrease from professional services of $21,616 and a decrease from third-party software sales of $702. Professional services gross profit as a percent of revenue increased from 35.8% to 36.4% due to a change in the mix of contracts generating revenue, as well as billing rate increases outpacing increases in our costs of labor.

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the three months ended June 30, 2024 and 2023, and the changes between periods:

	2024	2023	Increase/ (Decrease)
Stock based compensation	$60,216	$88,159	$(27,943)
Insurance	82,265	98,111	(15,846)
Legal and professional fees	151,345	343,042	(191,697)
Acquisition costs	73,947	336,141	(262,194)
Governance and investor relations	96,901	72,365	24,536
Salaries and benefits	440,115	528,573	(88,458)
All other	32,423	48,470	(16,047)
Software, IT and office expenses	85,091	93,802	(8,711)
Marketing and promotions	126	(7,967)	8,093
Depreciation & Amortization	42,336	53,669	(11,333)
Total SG&A	$1,064,765	$1,654,365	$(589,600)

The decrease in SG&A for the three months ended June 30, 2024, versus the same period in 2023 was led by decreases in acquisition costs as there were several transactions being explored simultaneously in early 2023, legal and professional fees as there were litigation matters in early 2023, and selling and administrative salaries and benefits.

Operating (Loss) Income from Continuing Operations

Our operating loss from continuing operations was $382,070 in the second quarter of 2024 as compared to operating income from continuing operations of $493,116 in the corresponding quarter in 2023, a decrease in operating income of $875,186. The change in operating loss from continuing operations from operating income is the result of the gain on litigation settlement realized in the second quarter of 2023. Without this gain, there would have been an operating loss from continuing operations in the second quarter of 2023 of $949,352, which would have represented an improvement of $567,282 in 2024 over 2023. This improvement is led by decreases in acquisition costs, legal and professional fees, and selling and administrative salaries and benefits.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Results of Discontinued Operations – Three Months Ended June 30, 2024 and 2023

The sale of GMI to GMDC occurred on March 17, 2023, and as a result, there was no activity for GMI in the second quarter of 2024. Following is the detail of discontinued operations for the second quarter of 2023:

Results of Continuing Operations – Six Months Ended June 30, 2024 and 2023

Revenue

Total revenue was $3,818,975 for the six months ended June 30, 2024, compared with $4,184,745 in the prior year, a decrease of $365,770, or 8.7%. The decrease was primarily related to professional services contracts, coupled with a de-emphasis on low margin product sales. Professional services revenue decreased by $311,449, or 7.6%, to $3,759,966 in the six months ended June 30, 2024, from $4,071,415 in the six months ended June 30, 2023. The decline in professional services revenue is driven primarily by a few of our historically larger projects where we had fewer resources deployed in the first six months of 2024 as compared to the comparable prior year period based on current project deliverables, as well as the discontinuation of a software training service under which our resources were continuously underutilized.

Gross Profit

Gross profit increased by $20,142 or 1.5%, to $1,381,953 for the six months ended June 30, 2024, as compared to $1,361,811 in the prior year period. The increase in gross profit includes an increase from professional services of $20,427 and a decrease from third-party software sales of $285. Professional services gross profit as a percentage of revenue increased from 33.4% due to a change in the mix of contracts generating revenue, as well as billing rate increases outpacing increases in our costs of labor.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Selling, General and Administrative Expenses

The following table shows the major elements of SG&A expenses for the six months ended June 30, 2024 and 2023 and the changes between periods:

	2024	2023	Increase/ (Decrease)
Salaries and benefits	$972,635	$1,094,916	$(122,281)
Stock based compensation	173,996	376,330	(202,334)
Legal and professional fees	328,338	587,911	(259,573)
Depreciation & Amortization	94,768	107,827	(13,059)
Acquisition costs	232,318	444,518	(212,200)
Software, IT and office expenses	160,045	179,344	(19,299)
Governance and investor relations	194,717	207,538	(12,821)
Insurance	218,951	164,046	54,905
Marketing and promotions	246	868	(622)
All other	61,980	102,595	(40,615)
Total SG&A	$2,437,994	$3,265,893	$(827,899)

The decrease in SG&A for the six months ended June 30, 2024, versus the same period in 2023 was led by decreases in legal and professional fees as there were litigation matters in early 2023, acquisition costs as there were several transactions being explored simultaneously in early 2023, Stock based compensation as options vested or were forfeited over time, and selling and administrative salaries and benefits as administrative costs and positions were cut.

Operating Income from Continuing Operations

Our operating loss from continuing operations was $1,056,041 in the six months ended June 30, 2024 as compared to a loss of $461,614 in the corresponding prior year period, a additional loss of $594,427, or 128.8%. The increase in operating loss from continuing operations is the result of the gain on litigation settlement realized in the first six  months of 2023. Without this gain, there would have been an operating loss from continuing operations in the second quarter of 2023 of $1,904,082, which would have represented an improvement of $848,041 in 2024 over 2023. This improvement is led by decreases in legal and professional fees, acquisition costs, stock based compensation, and selling and administrative salaries and benefits.

Results of Discontinued Operations – Six Months Ended June 30, 2024 and 2023

The sale of GMI to GMDC occurred on March 17, 2023, and as a result, there was no activity for GMI in the six months ended June 30, 2024. Following is the detail of discontinued operations for the six months ended June 30, 2023:

2023
Revenue	$-
Cost of revenue	74,223
Gross profit	(74,223)
Operating expenses -
Salaries and benefits	484,249
Depreciation and amortization	85,338
Stock based compensation, before forfeitures	65,487
Forfeitures of stock options	(407,322)
Other operating expenses	134,633
Gain on sale of GMI	(100,615)
Loss before income tax benefit	(335,993)
Income tax benefit	-
Net income on discontinued operations	$(335,993)

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

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

Liquidity and Capital Resources

During the six months ended June 30, 2024, the Company generated a net loss from continuing operations of $1,056,041. As of June 30, 2024, the Company had a net working capital deficit of $746,040, including cash and cash equivalents of $244,137. As of June 30, 2024, the Company had $300,000 outstanding under its bank line of credit and no borrowing availability. The line of credit expired on July 16, 2024. On August 12, 2024, upon the close of the Merger transaction with Firefly, the lender was repaid in full.

We used cash in continuing operations of $237,858 during the six months ended June 30, 2024 and anticipate that over the twelve months from the date of these financial statements our operating activities may use as much as $1.0 million to $1.5 million.

The Company has no commitments for capital spending nor any plans for material capital expenditures.

For the remainder of fiscal year 2024 and the first half of 2025, we expect to continue to incur negative cash flows from operations as we continue to make targeted investments in sales and marketing and research and development of our next generation BNA Platform.

Beyond the next 12 months, our ability to achieve profitability depends on the commercialization of our flagship product, the BNA Platform. We expect to incur significant costs for at least two to four years to commercialize and distribute our products, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development and expand our production capabilities as needed. As a result, we will require significant capital to support our ongoing operations and to drive our business strategy before we can be profitable. These factors raise substantial doubt about our ability to continue as a going concern. Managements plans are disclosed herein.

Until we can generate adequate revenues from the sale of our products to cover our operating expenses and capital expenditure requirements, we expect to finance our operations through the sale of equity, debt financing, or other sources. There can be no guarantee that debt or equity financings will be available to us on commercially reasonable terms, if at all. Additionally, we may be unable to further pursue our business plan and we may be unable to continue operations. The report of our independent registered public accounting firm for the year ended December 31, 2023, states that there is substantial doubt about our ability to continue as a going concern.

The estimates and assumptions underlying our belief in the sufficiency of our capital resources in the short term and our ability to obtain capital resources in the long term may prove to be wrong, and we could exhaust our capital resources sooner than we expect and may not be able to obtain resources on favorable terms, or at all.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Merger of August 12, 2024, and the sale of Tellenger has caused the Company to undergo a change in its control environment that will affect its reporting as it relates to its Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and in all of its future filings.

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

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, and in the “Risk Factors” section in our registration statement on Form S-4/A filed on February 2, 2024, which includes additional risk factors related to the Merger. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

We may not continue to meet the continued listing requirements of the Nasdaq Capital Market, which could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market. While we are currently in compliance, we have in the past been, and may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common stock on Nasdaq. For instance, on August 8, 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (the “Staff”) indicating that in the former WaveDancer’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024, WaveDancer reported stockholders’ equity of $1,708,520 for the period ended March 31, 2024, which did not comply with Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Additionally, as previously reported, in a decision dated November 14, 2023, a Nasdaq Hearings Panel (the “Panel”) confirmed that we had regained compliance with the Minimum Stockholders’ Equity Requirement for a prior outstanding deficiency under the Minimum Stockholders’ Equity Requirement as related to the former WaveDancer’s stockholders’ equity for the period ended March 31, 2023. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 14, 2024, which would require the Staff to issue a Delist Determination Letter in the event that WaveDancer failed to maintain compliance with the Minimum Stockholders’ Equity Rule. On August 13, 2024, we received a notice from the Nasdaq Stock Market LLC indicating that following the Staff’s review of the Merger, the Staff determined that we now comply with the Minimum Stockholders’ Equity Requirement and that the matter is now closed.

While we have regained compliance with the continued listing requirements for Nasdaq, it cannot be assured that we will continue to do so. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed by us in a Current Report on Form 8-K filed with the SEC on August 12, 2024, in connection with the Merger, our Firefly 2023 consummated a previously reported Private Placement of shares of PIPE Shares, Pre-Funded Warrants and Warrants to purchase shares of Firefly 2023 Common Stock in a private placement (the “Private Placement”) for aggregate gross proceeds of approximately $3.5 million, before deducting estimated offering expenses payable by Firefly 2023. The PIPE Shares, the Pre-Funded Warrants, the Warrants and the Warrant Shares have been and will be, as applicable, issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5‑1” trading arrangement or a “non-Rule 10b5‑1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6.         Exhibits

3.1	Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

3.2	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 †

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 †

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ††

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ††

101.INS	Inline XBRL Instance Document †

101.SCH	Inline XBRL Taxonomy Extension Schema †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase †

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.)	Form 10-Q June 30, 2024

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firefly Neuroscience, Inc. (Registrant)

Date:	August 19, 2024	By:	/s/ Jon Olsen
Jon Olsen
Chief Executive Officer