Form 10-Q
period 2024-09-30
FIREFLY NEUROSCIENCE, INC.
filed 2024-11-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 001-41092

Firefly Neuroscience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1167364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Military Road, Kenmore, NY 14217

(Address of principal executive offices) (Zip code)

(888) 237-6412

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AIFF	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 12, 2024, the registrant had 8,503,365 shares of common stock outstanding.

EXPLANATORY NOTE

This is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Form 10-Q”), of Firefly Neuroscience, Inc. (“Firefly” or the “Company”), which was formerly known as WaveDancer, Inc. (“WaveDancer”) prior to the consummation of the Merger (as defined below) on August 12, 2024, as described below. Unless otherwise stated or the context otherwise requires, the terms “Firefly,” “we,” “us,” “our,” and the “Company” refer to Firefly Neuroscience, Inc. and its subsidiaries following the consummation of the Merger, references to “WaveDancer” refer to WaveDancer, Inc. prior to the consummation of the Merger, and references to “Private Firefly” refer to Firefly Neuroscience 2023, Inc. and its subsidiaries prior to the consummation of the Merger (formerly “Firefly Neuroscience, Inc.”).

On November 15, 2023, WaveDancer and its wholly owned subsidiary, FFN Merger Sub, Inc. (“FFN”), entered into an Agreement and Plan of Merger (as amended by that certain Amendment No. 1, dated as of January 12, 2024, and that certain Amendment No. 2, dated as of June 17, 2024, “Merger Agreement”) with Firefly Neuroscience, Inc. (“Private Firefly”). In accordance with the Merger Agreement, FFN merged with and into Private Firefly, with Private Firefly surviving as a wholly owned subsidiary of WaveDancer. On August 12, 2024, (i) pursuant to the Amended and Restated Certificate of Incorporation of WaveDancer, Inc., WaveDancer changed its name to Firefly Neuroscience, Inc., and (ii) pursuant to an amendment to its Certificate of Incorporation Firefly, Private Firefly changed its name to Firefly Neuroscience 2023, Inc. and (iii) Private Firefly and FFN filed the Certificate of Merger with the State of Delaware (the “Merger”). On August 12, 2024, the Merger closed (the “Closing” and such date, the “Closing Date”).

At the effective time of the Merger, each holder of outstanding shares of Private Firefly’s common stock, par value $0.00001 per share (the “Private Firefly Common Stock”) received the number of shares of common stock, par value $0.0001 per share, of the Company (the “New Firefly Common Stock”) equal to the number of shares of Private Firefly Common Stock such stockholders held multiplied by the exchange ratio (the “Exchange Ratio”) of 0.1040. Additionally, upon at the effective time of the Merger: (i) each outstanding option to purchase Private Firefly Common Stock that was not exercised prior to the Closing was assumed by the Company subject to certain terms contained in the Merger Agreement and became an option to purchase shares of New Firefly Common Stock, subject to adjustment to give effect to the Exchange Ratio, (ii) each outstanding Private Firefly restricted share unit outstanding immediately prior to the Closing vested pursuant to the terms thereof, and (iii) each outstanding warrant to purchase shares of Private Firefly Common Stock that was not exercised prior to the Closing was assumed by the Company, subject to certain terms contained in the Merger Agreement.

Immediately prior to the Closing of the Merger, effective as of 12:01 p.m. (New York time) on August 12, 2024, WaveDancer effected a reverse stock split of all of the then issued and outstanding shares of New Firefly Common Stock at a ratio of 1-for-3 (“Merger Reverse Stock Split”). As a result of the Merger Reverse Stock Split, every three (3) shares of the then issued and outstanding New Firefly Common Stock were automatically combined into one (1) issued and outstanding share of New Firefly Common Stock, without any change in the par value per share or the number of authorized shares of common stock.

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

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

FIREFLY NEUROSCIENCE, INC.

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,230	$2,143
Other receivables	86	84
Prepaid expenses	1,349	28
Total current assets	2,665	2,255
Non current assets
Prepaid expenses	1,465	-
Equipment, net	72	-
Intangible assets, net	1,109	386
Total non current assets	2,646	386
TOTAL ASSETS	$5,311	$2,641

LIABILITIES
Current liabilities
Trade payables	$1,382	$630
Accrued liabilities	1,153	1,902
Total current liabilities	2,535	2,532
TOTAL LIABILITIES	2,535	2,532

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 stock authorized - 2024; 3,120,000 stock authorized - 2023; nil and 1,676,165 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common shares, $0.0001 par value: 100,000,000 stock authorized; 8,476,202 and 3,678,550 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	-
Additional Paid-in Capital	86,074	76,733
Accumulated deficit	(83,299)	(76,624)
TOTAL SHAREHOLDERS’ EQUITY	2,776	109
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,311	$2,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUE	$33	$23	$55	$479

OPERATING EXPENSES:
Research and development expenses	878	392	1,517	712
Selling and marketing expenses	431	95	973	399
General and administration expenses	2,992	183	4,183	879
TOTAL OPERATING EXPENSES	4,301	670	6,673	1,990

OPERATING LOSS	(4,268)	(647)	(6,618)	(1,511)

OTHER INCOME (EXPENSE)
Interest and bank fees	(24)	(3)	(36)	(13)
Unrealized gain (loss) on foreign exchange	(2)	-	1	-
Other (expense), net	5	-	(22)	(2)
LOSS BEFORE INCOME TAX	(4,289)	(650)	(6,675)	(1,526)

Income tax provision	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(4,289)	$(650)	$(6,675)	$(1,526)

BASIC AND DILUTED LOSS PER SHARE	$(0.61)	$(0.18)	$(1.15)	$(0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	7,080,897	3,678,906	5,828,054	3,083,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred stock			Common stock
	Number of shares	Number of shares to be issued	Amount	Number of shares	Number of shares to be issued	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity (deficit)

BALANCE AT DECEMBER 31, 2023	1,676,165	(1,516,199)	$-	3,678,550	1,516,199	$-	$76,733	$(76,624)	$109
Series B Preferred Stock conversion	(1,516,199)	1,516,199	-	1,516,199	(1,516,199)	-	-	-	-
Series C Preferred Stock Units offering	86,953	-	-	-	-	-	945	-	945
Share exchange: former shareholders of WaveDancer	-	-	-	802,142	-	1	(205)		(205)
Series C Preferred Stock Conversion	(246,919)	-	-	596,145	-	-	-	-	-
Private Placement Net of Issuance Costs	-	-	-	319,207	-	-	3,448	-	3,448
Shares Issued for Debt	-	-	-	10,588	-	-	39	-	39
Shares Issued for Future Settlement of Debt	-	-	-	45,344	-	-	-	-	-
Shares Issues for Consulting Services	-	-	-	22,344	-	-	209	-	209
Shares Issued for Prepaid Services	-	-	-	433,360	-	-	2,440	-	2,440
Shares Issued – Stock Options, Warrants and RSU Exercises	-	-	-	494,438	-	-	32	-	32
Share-based compensation expense	-	-	-	-	-	-	2,433	-	2,433
Unvested shares issued to directors	-	-	-	557,885	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(6,675)	(6,675)
BALANCE AT SEPTEMBER 30, 2024	-	-	$-	8,476,202	-	$1	86,074	$(83,299)	$2,776

BALANCE AT DECEMBER 31, 2022	-	-	$-	265,485	-	$-	$71,795	$(74,021)	$(2,226)
Common Stock Private Placement	-	-	-	3,383,784	-		133		133
Series B Preferred Stock offering	-	1,251,706	-	-	-	-	2,214	-	2,214
Units Offering	-	12,187	-	-	-	-	150	-	150
Share-based compensation expense	-	-	-	29,636	-	-	227	-	227
Net loss	-	-	-	-	-	-	-	(1,526)	(1,526)
BALANCE AT SEPTEMBER 30, 2023	-	1,263,893	$-	295,121	3,383,784	$-	$74,519	$(75,547)	$(1,028)

	Preferred stock			Common stock
	Number of shares	Number of shares to be issued	Amount	Number of shares	Number of shares to be issued	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity (deficit)

BALANCE AT JUNE 30, 2024	246,919	-	$-	5,194,749	-	$-	$77,795	$(79,010)	$(1,215)
Share Exchange: former shareholders of WaveDancer	-	-	-	802,142	-	1	(205)		(205)
Series C Preferred Stock Conversion	(246,919)	-	-	596,145	-	-	-	-	-
Private Placement Net of Issuance Costs	-	-	-	319,207	-	-	3,448	-	3,448
Shares Issued for Debt	-	-	-	10,588	-	-	39	-	39
Shares Issued for Future Settlement of Debt	-	-	-	45,344	-	-	-	-	-
Shares Issues for Consulting Services	-	-	-	22,344	-	-	209	-	209
Shares Issued for Prepaid Services	-	-	-	433,360	-	-	2,440	-	2,440
Shares Issued – Stock Options, Warrants and RSU Exercises	-	-	-	494,438	-	-	32	-	32
Share-based compensation expense	-	-	-	-	-	-	2,316	-	2,316
Unvested shares issued to directors				557,885
Net loss	-	-	-	-	-	-	-	(4,289)	(4,289)
BALANCE AT SEPTEMBER 30, 2024	-	-	$-	8,476,202	-	$1	86,074	$(83,299)	$2,776

BALANCE AT JUNE 30, 2023	-	613,385	$-	295,121	3,383,784	$-	$73,168	$(74,897)	$(1,729)
Series B Preferred Stock offering	-	638,321	-	-	-	-	1,122	-	1,122
Series C Preferred Stock Units offering	-	12,187	-	-	-	-	150	-	150
Share-based compensation expense	-	-	-	-	-	-	79	-	79
Net loss	-	-	-	-	-	-	-	(650)	(650)
BALANCE AT SEPTEMBER 30, 2023	-	1,263,893	$-	295,121	3,383,784	$-	$74,519	$(75,547)	$(1,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,675)	$(1,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8	-
Share-based compensation expense	2,433	227
Shares and Warrants Issued for consulting services	209	-
Changes in operating assets and liabilities:
Change in other receivables	(139)	(23)
Change in prepaid expenses	(533)	(6)
Change in trade payables	574	12
Change in accrued liabilities	(814)	104
Change in deferred revenue	-	(450)
Net cash used in operating activities	(4,937)	(1,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(68)	-
Product enhancement – intangible asset	(408)	-
Proceeds from recapitalization transaction	75	-
Net cash used in investing activities	(401)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares, net of issuance costs	945	2,497
Proceeds from exercise of warrants	32	-
Proceeds from private placement, net of issuance costs	3,448	-
Net cash provided by financing activities	4,425	2,497
(DECREASE) INCREASE IN CASH	(913)	835
BALANCE OF CASH AT THE BEGINNING OF PERIOD	2,143	58
BALANCE OF CASH AT THE END OF PERIOD	$1,230	$893

Supplemental cash flow information
Cash paid for interest	11	-
Deemed Issuance of common shares to former shareholders’ of WaveDancer	195	-
Shares issued for Prepaid services	2,440	-
Shares issued for debt	39	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BUSINESS DESCRIPTION

Overview

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.), a Delaware corporation, and its wholly owned subsidiaries Firefly Neuroscience 2023, Inc., a Delaware corporation (formerly known as Firefly Neuroscience, Inc.), Firefly Neuroscience Ltd., an Israeli corporation (formerly known as Elminda Ltd.), Elminda 2022 Inc., a Delaware corporation (formerly known as Elminda Inc.), Firefly Neuroscience Canada Inc., a Canadian corporation, and Elminda Canada Inc., a Canadian corporation (collectively, the "Company"), are engaged in the development, marketing and distribution of medical devices and technology allowing high resolution visualization and evaluation of the complex neuro-physiological interconnections of the human brain.

Firefly Neuroscience Ltd. was initially incorporated and commenced its operations as a development company in 2006 under the laws of the State of Israel, and in May 2014, initiated its marketing and distribution activity in the United States through Elminda 2022 Inc.

In July 2014, the U.S. Food and Drug Administration (“FDA”) cleared Firefly Neuroscience Ltd.’s Brain Network Analytics (“BNA” ™) product for marketing in the USA. On September 11, 2014, the Company received the Conformity European (“CE”) approval for BNA™ allowing its use in the European Union.

On November 15, 2023, WaveDancer, Inc. (“WaveDancer”) and its wholly owned subsidiary, FFN Merger Sub, Inc. (“FFN”), entered into an Agreement and Plan of Merger (as amended by that certain Amendment No. 1, dated as of January 12, 2024, and that certain Amendment No. 2, dated as of June 17, 2024, “Merger Agreement”) with Firefly Neuroscience 2023, Inc. ("Private Firefly"). In accordance with the Merger Agreement, FFN merged with and into Private Firefly, with Private Firefly surviving as a wholly owned subsidiary of WaveDancer. On August 12, 2024, (i) pursuant to the Amended and Restated Certificate of Incorporation of WaveDancer, Inc., WaveDancer changed its name to Firefly Neuroscience, Inc., and (ii) pursuant to an amendment to its Certificate of Incorporation Firefly, Private Firefly changed its name to Firefly Neuroscience 2023, Inc. and (iii) Private Firefly and FFN filed the Certificate of Merger with the State of Delaware (the “Merger”). On August 12, 2024, the Merger closed (the “Closing” and such date, the “Closing Date”).

At the effective time of the Merger, each holder of outstanding shares of Private Firefly’s common stock, par value $0.00001 per share (the “Private Firefly Common Stock”) received the number of shares of common stock, par value $0.0001 per share, of the Company (the “New Firefly Common Stock”) equal to the number of shares of Private Firefly Common Stock such stockholders held multiplied by the exchange ratio(the “Exchange Ratio”) of 0.1040. Additionally, upon at the effective time of the Merger: (i) each outstanding option to purchase Private Firefly Common Stock that was not exercised prior to the Closing was assumed by the Company subject to certain terms contained in the Merger Agreement and became an option to purchase shares of New Firefly Common Stock, subject to adjustment to give effect to the Exchange Ratio, (ii) each outstanding Private Firefly restricted share unit outstanding immediately prior to the Closing vested pursuant to the terms thereof, and (iii) each outstanding warrant to purchase shares of Private Firefly Common Stock that was not exercised prior to the Closing was assumed by the Company, subject to certain terms contained in the Merger Agreement.

While WaveDancer was the legal acquirer of Private Firefly in the Merger, the Merger is treated as a reverse recapitalization under Generally Acceptance Accounting Principles in the United States of America (“U.S. GAAP”), whereby Private Firefly is deemed to be the accounting acquirer, WaveDancer was deemed to be the accounting acquiree and the historical financial statement of Private Firefly was carried forward for financial reporting purpose upon the closing of the merger. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Private Firefly issuing stock for the net assets of WaveDancer, accompanied by a recapitalization. The net assets of WaveDancer were stated at carrying values, with no goodwill or other intangible assets recorded.

The combined entity operates under the name Firefly Neuroscience, Inc., and on August 13, 2024, the Company began trading on the Nasdaq Capital Market (NASDAQ Ticker Symbol: AIFF).

Immediately following the closing of the Merger, on August 12, 2024, there were 7,472,555 shares of the New Firefly Common Stock outstanding. In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the equity structure of the legal acquirer, WaveDancer. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger.

NOTE 2: GOING CONCERN

As of September 30, 2024, the Company had an accumulated deficit of $83,299 ( December 31, 2023: $76,624) and negative cash flow from operating activities for the nine months ended September 30, 2024, of $4,937 ( September 30, 2023: $1,662). Further, the Company has recurring losses with minimal revenue from operations. While the Company is attempting to raise funds for commercialization, its monthly cash requirements during the nine months ended September 30, 2024, have been met through issuance of shares to new and existing stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in normal course of business. To strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

(i) negotiating further funding with existing and new investors to raise additional capital;

(ii) taking various cost control measures to reduce the operational cash burn; and

(iii) commercializing product to generate recurring sales.

Management of the Company has a reasonable expectation that the Company can continue raising additional equity capital to continue in operational existence for the foreseeable future. Ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Form 8-K filed with the SEC on August 12, 2024. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. All amounts are disclosed in thousands, except share and per share amounts. The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its consolidated financial position, results of operations, and cash flows of the Company for all periods presented.

Principles of consolidation

These unaudited consolidated financial statements include the financial information of the Company and its subsidiaries. The Company consolidates legal entities in which it holds a controlling financial interest. The Company has a two-tier consolidation model: one focused on voting rights (the voting interest model) and the second focused on a qualitative analysis of power over significant activities and exposure to potentially significant losses or benefits (the variable interest model). All entities are first evaluated to determine whether they are variable interest entities (“VIE”). If an entity is determined not to be a VIE, it is assessed on the basis of voting and other decision-making rights under the voting interest model. The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies. All intercompany balances and transactions were eliminated on consolidation.

The consolidated assets, liabilities, and results of operations prior to the Merger are those of Private Firefly. In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the equity structure of the legal acquirer, WaveDancer. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger.

Use of estimates in the preparation of consolidated financial statements

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant accounting policies

The following significant accounting policies should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2023, significant accounting policies and the notes therein.

i) Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of four years for medical equipment.

ii) Share based payments

For fully vested, nonforfeitable equity instruments that are granted at the date the Company enters into an agreement for goods or services with a nonemployee, the Company’s recognizes the fair value of the equity instruments on the grant date. The corresponding cost is recognized as an immediate expense or a prepaid asset and expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee.

Impact of recently issued accounting standards

The Company has evaluated issued Accounting Standards Updates not yet adopted and believes the adoption of these standards will not have a material impact on its condensed consolidated financial statements.

NOTE 4: THE MERGER

On August 12, 2024, Private Firefly consummated the Merger. The Merger was treated as a reverse recapitalization, whereby Private Firefly was deemed to be the accounting acquirer, and the historical financial statement of Private Firefly became the historical financial statement of WaveDancer (renamed Firefly Neuroscience, Inc.) upon the closing of the Merger. Under this method of accounting, WaveDancer was treated as the acquiree and Private Firefly is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Private Firefly issuing stock for the net assets of WaveDancer, accompanied by a recapitalization. The net assets of WaveDancer were stated at carrying values, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Merger to the consolidated statements of changes in shareholders’ equity for the nine months period ended September 30, 2024:

Recapitalization
Cash	$75
Prepaid expenses	62
Equipment	12
Non-cash net working capital assumed from WaveDancer	(354)

Effect of the Merger, net of transaction costs	(205)

The following table details the number of shares of common stock issued following the consummation of the Merger:

Number of Shares
Shares of common stock owned by WaveDancer’s pre-Merger shareholders	802,142
Shares of common stock issued in exchange for Private Firefly shares of common stock	6,670,413
Total shares of common stock outstanding immediately after Merger	7,472,555

In addition to the shares of common stock, WaveDancer’s shareholders retained:

-	113,522 employee stock options;
-	warrants exercisable for up to 76,098 shares of common stock of the combined entity.

The consolidated assets, liabilities, and results of operations prior to the Merger are those of Private Firefly In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the equity structure of the legal acquirer, WaveDancer. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the Exchange Ratio of 0.1040 established in the Merger.

NOTE 5: PREPAID EXPENSES

Detail of prepaid expenses balance is as follows:

	September 30,	December 31,
	2024	2023
Shares issued for prepaid services	$603	$-
Prepaid expenses	746	28
Total (current)	$1,349	$28

Shares issued for prepaid services	$1,465	$-
Total (non-current)	$1,465	$-

The Company entered into four standalone strategic investment agreements. Pursuant to these agreements, the Company agreed to issue 433,360 of shares of common stock in exchange for $2,925 of service credits that are to be consumed in future over a three-year period. Refer Note 10.a for further details.

NOTE 6: EQUIPMENT

Equipment balance is as follows:

	September 30,	December 31,
	2024	2023
Medical equipment, cost	$80	$-
Less – accumulated depreciation	(8)	-
Equipment, net	$72	$-

NOTE 7: INTANGIBLE ASSETS

The following tables summarize the composition of intangible assets as of September 30, 2024:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Unamortized intangible assets
BNA software	$1,109	$-	$1,109	-
Total intangible assets	$1,109	$-	$1,109	-

The BNA software enhancement project is in progress and amortization will begin once the project is substantially complete and the software is ready for its intended purpose. The software enhancement project is expected to be completed by the end of 2025 and have a useful life of five years.

NOTE 8: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Pay Law, 1963, all of the Company’s employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments with respect to those employees. In accordance with the Israeli Severance Pay Law, 1963, severance payments, which are included in salary and employee benefits, were $10 and $35 for the three and nine months ended September 30, 2024, respectively, and $6 and $22 for the three and nine months ended September 30, 2023, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in 2024 or 2023. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the technology and considers the liability to be contingent upon generation of sales, hence no liability has been recognized as of September 30, 2024, and December 31, 2023. The contingent liability amounts to $5,702 (estimated) and $5,625 for September 30, 2024, and December 31, 2023 respectively.

Sale of the technology developed utilizing the grants from IIA is restricted and is subject to IIA’s approval.

b. Legal Proceedings

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. After consulting with counsel, the Company is not aware of any currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position.

NOTE 10: EQUITY

a.	Shares

On August 29, 2023, The Company offered up to 812,500 units (the “Series C Units”), with each Series C Unit consisting of one share of Series C Preferred Stock (the “Series C Preferred Stock”) and one warrant to purchase one share of common stock (the “Series C warrants”), at a combined purchase price of $12.31 per Series C Unit (the "Series C Offering").

During the nine months period ended September 30, 2024, the Company issued 86,953 Series C Units and received aggregate gross proceeds of $1,070 . The Company incurred $125 of costs associated with the issuance and issued broker warrants to purchase up to 4,163 shares of common stock to the associated broker in connection with the Series C Offering. The shares of Series C Preferred Stock issued are equity classified instruments and are recorded as equity. Each Series C Warrant entitles the purchasers to acquire one share of common stock at an exercise price of $24.62 per share for a period of three years from the date of issuance. See Note 10: Equity – b. Warrants. The conversion price of the Series C Preferred Stock was amended contemporaneously with the consummation of the Merger. As of August 12, 2024, the mandatory conversion feature of the Series C Preferred Stock was triggered upon the consummation of the Merger. Pursuant to the terms of Series C Preferred Stock, all issued and outstanding shares of the Series C Preferred Stock converted into 596,145 shares of common stock upon consummation of the Merger.

As of December 31, 2023, the mandatory conversion feature of the Series B Preferred Stock (the “Series B Preferred Stock”) was triggered, as the proceeds from the Series C Offering exceeded $1,000. As per the terms of Series B Preferred Stock, all preferred shares were converted into one share of common stock. During the period ended September 30, 2024, 1,516,199 of shares of Series B Preferred Stock converted into 1,516,199 shares of common stock.

On July 26, 2024, the Company entered into a private placement transaction (the “PIPE”), pursuant to which the Company agreed to issue and sell (i) 319,207 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”)  to purchase up to 504,324 shares of common stock, and (iii) warrants (the “PIPE Warrants”) to purchase up to 823,529 shares of common stock (as adjusted for the Exchange Ratio). The purchase price of each share of common stock and accompanying PIPE Warrant was $4.25 and the purchase price of each Pre-Funded Warrant and accompanying PIPE Warrant was $4.249. The PIPE closed on August 12, 2024, contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the PIPE were approximately $3,500. The Company incurred $52 of costs associated with the issuance.

On July 27, 2024, the Company entered into four standalone strategic investment agreements. One of the service providers is owned by a director of the Company (Note 12). Pursuant to the strategic investment agreements, the Company agreed to issue 433,360 of shares of common stock. The shares are fully vested upon issuance and have been valued at $2,440. These shares were subject to regulatory lock-up restrictions. Of these shares, 140,749 are subject to a 12-month lock-up restriction and 292,611 shares are subject to a 6-month lock-up restriction. The restriction is a characteristic of the security, and therefore considered in the fair value measurements. The shares were measured at fair value, considering the effect of the post-vesting restrictions via accounting for discount for lack of marketability (“DLOM”), determined by Finnerty model. The shares were issued on August 12, 2024, contemporaneously with the consummation of the Merger. Pursuant to the terms of the strategic investment agreements, the service providers granted the Company $2,925 of service credits to perform business consulting and software development services that are to be consumed in future over a three-year period. Service credits were recognized as prepaid expenses in accordance with ASC 718. See Note 5 - Prepaid Expenses.

On August 12, 2024, the Company issued 45,344 shares of common stock with the intention to settle accrued liabilities. As the Company did not reach a contractual agreement to settle the outstanding amount, the Company recognized a note receivable as contra-equity in return for shares of common stock issued.

On August 12, 2024, pursuant to the terms of the Consulting Agreement (as defined below) the Company issued 22,344 shares of common stock. These shares are subject to a 6-month lock-up restriction. The restriction is a characteristic of the security, and therefore considered in the fair value measurements. The shares were measured at fair value, considering the effect of the post-vesting restrictions via accounting for DLOM, determined by Finnerty model. The shares were fully vested upon issuance and were valued at $129. See Note 10: Equity – f. Consulting Agreement

On August 12, 2024, pursuant to the terms of the restricted share units (the “RSUs”), all issued and outstanding RSUs of the Company vested and the Company issued 59,264 shares of common stock and recognized $410 of share-based compensation expense. See Note 10: Equity - j. Restricted Share Units

On August 26, 2024, the Company issued 75,375 shares of common to WaveDancer’s pre-Merger shareholders for stockholders of the assumed convertible instruments of WaveDancer. See Note 4 - The Merger.

On September 9, 2024, the Company issued 10,588 shares of common stock with a fair value of $39 as a payment in settlement of the outstanding amounts due to its service provider. As a result of the transaction, management settled $45 of accrued liabilities. The Company realized $6 gain on extinguishment of liabilities.

On September 19, 2024, certain warrant holders of Tranche A warrants (the “Tranche A warrants”), Series A warrants (the “Series A warrants”) and, Series D warrants (the “Series D warrants”) exercised such warrants to purchase 435,174 shares of common stock for proceeds of $32 for the Company.

On September 27, 2024, the Company issued 557,885 shares of common stock to its Executive Chairman, pursuant to the terms of the employment agreement by and between the Company and its Executive Chairman. The shares granted are subject to vesting conditions having been valued at $1,674 using a grant date price of $3.00 per share. Under the terms of the restricted stock agreement by and between the Company and its Executive Chairman, one-half of the shares shall vest on each of the 6 and 12-month anniversaries of the grant date, provided that the Executive Chairman has not incurred a termination of service prior to the applicable vesting date. As of September 30, 2024, the vesting conditions were not met.

b.	Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, January 1, 2024	193,433	$23.46	2.74
Series C Warrants (Note 10.a)	86,820	24.62
Broker warrants for Series C Offering (Note 10.a)	4,163	12.31
PIPE Warrants (Note 10.a)	823,529	6.83
WaveDancer legacy warrants (Note 4)	76,098	94.69
Outstanding warrants, September 30, 2024	1,184,043	$16.51	4.06

For the nine months period ended September 30, 2024, warrants to purchase up to 86,820 shares of common stock were issued pursuant to Series C Offering. Each Series C Warrant entitles the holder to acquire one share of common stock at a price of $24.62 per share for a period of three years from the date of issuance. In connection with the Series C Offering, the Company issued broker warrants to the associated broker to purchase up to 4,163 shares of common stock at an exercise price of $12.31 per share for a period of three years from the date of issuance. The warrants were determined to be a freestanding equity instrument.

On August 12, 2024, PIPE Warrants to purchase up to 823,529 shares of common stock were issued. Each PIPE Warrant entitles the holder to acquire one share of common stock at an exercise price of $6.83 per share for a period of five years from the date of issuance. The PIPE Warrants were determined to be a freestanding equity instrument. See Note 10: Equity - a. Shares.

On August 12, 2024, the Company assumed warrants to issue up to 76,098 shares of common stock upon consummation of the Merger. See Note 4 - The Merger.

c.	Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allows the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Remaining Life
Outstanding warrants, January 1, 2024	54,782	1.51
Pre-funded warrants (Note 10.a)	504,324
Series A warrants (Note 10.d)	629,039
Series D warrants (Note 10.e)	92,798
Consulting agreement warrants (Note 10.f)	44,932
Exercised	(435,169)
Outstanding warrants, September 30, 2024	890,706	3.48

On July 26, 2024, the Company entered into the PIPE and 504,324 Pre-Funded Warrants were issued. Each Pre-Funded Warrant entitles the holder to acquire one share of common stock at a price of $0.001 per share for a period of five years from the date of issue. Pre-Funded Warrants will expire when exercised in full. The Pre-Funded Warrants were determined to be an equity instrument.

On September 19, 2024, certain warrant holders of Tranche A warrants exercised their warrants to purchase an aggregate of 13,852 shares of common stock.

d.	Series A warrants

On June 15, 2023, the Company granted Series A warrants to purchase up to an aggregate 629,039 shares of common stock to certain investors at a nominal exercise price for a period of five years from the issuance date. The exercisability of the Series A warrants was contingent upon meeting certain market capitalization or occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the Series A warrants became fully vested. The Series A warrants were determined to be an equity instrument. The Company determined the fair value of the Series A warrants to be nominal based on the stock price established at grant date. On September 19, 2024, certain warrant holders of Series A warrants exercised their Series A warrants to purchase an aggregate of 359,451 shares of common stock..

e.	Series D warrants

On June 7, 2024, the Company issued Series D warrants to purchase up to an aggregate 92,799 shares of common stock to certain investors at a nominal exercise price for a period of five years from the issuance date. The exercisability of the Series D warrants was contingent upon meeting certain market capitalization or the occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the Series D warrants became fully vested. The Series D warrants were determined to be an equity instrument. The Company determined the fair value of the Series D warrants of $610 based on a stock price established on the grant date. On September 19, 2024, certain warrant holders of Series D warrants exercised their Series D warrants to purchase an aggregate of 61,866 shares of common stock.

f.	Consulting agreement

On March 15, 2024, the Company entered into a consulting agreement (the "Consulting Agreement") with a certain consultant of the company. Under the Consulting Agreement, the consultant will provide consulting services in return for Series A performance warrants (the "Series A performance warrants") to purchase up to 44,932 shares of common stock and 20,313 shares of common stock issued immediately upon execution of the agreement, and 24,375 shares of common stock to be issued in 12 equal installments at the end of each calendar month.

The Series A performance warrants are exercisable for nominal exercise price and expire on June 15, 2028. The exercisability of the Series A performance warrants was contingent upon meeting certain market capitalization or the occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the Series A performance warrants became fully vested. The Company determined the fair value of the Series A performance warrants of $80 based on a stock price established on the grant date.

As of September 30, 2024, the Company issued 22,344 shares of common stock pursuant to the Consulting Agreement. The shares are fully vested upon issuance and have been valued at $129.

g.	Employees stock option plan

A summary of option activity under the Company's equity incentive plan as of September 30, 2024, and changes during the period then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Options, December 31, 2023	134,333	$20.77	6.18	$-
Options granted	335,728	5.18	-	-
WaveDancer options	113,522	82.25	-	-
Outstanding Options, September 30, 2024	583,583	$23.77	3.43	$-

The share-based compensation expense related to options for the three and nine months ended September 30, 2024, was $1,296 and $1,413, respectively, and $78 and $226 for the three and nine months ended September 30, 2023, respectively. The fair value of options granted for the nine months ended September 30, 2024 and 2023, was $1,600 and $nil, respectively. The intrinsic value of the options outstanding as of September 30, 2024, is $nil ( December 31, 2023: $nil).

The fair value of each option award is estimated on the date of grant using a Black Scholes pricing option valuation model that uses the assumptions noted in the following table.

	2024
Stock price		$6.91
Risk free rate	3.75%	-	3.82%
Dividend yield		0%
Expected volatility	86.50%	-	87.60%
Expected term (in years)	3.91	-	4.93

A summary of the Company’s nonvested options as of September 30, 2024, and changes during the nine months period ended, is presented below.

	Number of Stock Options	Weighted Average Grant-Date Fair Value
Non-Vested Options, December 31, 2023	90,988	$4.77
Options granted	335,728	4.77
Options vested	(185,704)	4.94
Non-Vested Options, September 30, 2024	241,012	$4.63

As of September 30, 2024, there was $621 of total unrecognized compensation cost related to nonvested options granted under the Plan.

On August 12, 2024, the Company assumed 113,522 stock options upon the consummation of the Merger. See Note 4 - The Merger. None of WaveDancer’s employees continued employment with the Company or provided employment services post-Merger. Consequently, these stock options are subject to cancellation as the employment with WaveDancer was effectively terminated.

h.	Management options 2024

On April 2, 2024, the Company issued stock options to its officers to purchase up to an aggregate of 19,344 shares of common stock at an exercise price of $5.18 with a term of five years, where the exercise price is equal to a 25% discount to the issue price of Private Firefly’s equity securities in an initial public offering (an “IPO Transaction”), that results in the Company’s shares of common stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market. Options to purchase up to 11,024 shares of common stock shall vest in 36 equal installments at the end of each calendar month over a period of three years beginning March 1, 2024. Options to purchase up to 8,320 shares of common stock shall vest in 36 equal installments at the end of each calendar month over a period of three years beginning on the date of the Merger. The vesting of management options was contingent upon the occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the options were considered granted in accordance with ASC 718. The exercise price was determined to be $5.18 per share. The Company determined the fair value of the options of $99 using the Black-Scholes pricing model. The Company used graded-vesting method for the recognition of share-based compensation related to these management options.

i.	Management options 2023

On July 8, 2023, the Company issued stock options to its employees, officers, directors and consultants to purchase up to an aggregate of 327,421 shares of common stock at an exercise price of $5.18 with a term of five years, where the exercise price is equal to a 25% discount to the issue price of the Company's equity securities in an initial public offering , that results in the Company’s shares of common stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market. Options to purchase up to 37,709 shares of common stock shall vest immediately with the remaining options vesting in 36 equal installments at the end of each calendar month over a period of three years from July 8, 2023. The vesting of management options was contingent upon the occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the options were considered granted in accordance with ASC 718. The exercise price was determined to be $5.18 per share. 11,037 options were forfeited before the Merger. The Company determined the fair value of the options of $1,501 using the Black-Scholes pricing model. The Company used graded-vesting method for the recognition of share-based compensation related to management options.

j.	Restricted share units (“RSUs”)

On July 8, 2023, the Company granted RSUs to certain management and directors. The vesting of the RSUs was contingent upon a liquidity event that results in the Company’s shares of common stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

Upon the consummation of the Merger on August 12, 2024, the RSUs vested and the Company issued 59,264 shares of common stock and recognized $410 of share-based compensation expense.

The following table presents share-based compensation expense by instrument type:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Employees stock options	$1,296	$78	$1,413	$226
Restricted share units	410	-	410	-
Series D warrants	610	-	610	-
Total	$2,316	$78	$2,433	$226

NOTE 11: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares of common stock outstanding during the period computation includes shares of common stock to be contractually issued as of the period end date and warrants exercisable for little or no consideration in relation to the share price. Shares of common stock that were issued and are subject to vesting conditions are not considered outstanding during the requisite service period. The determination of whether shares of common stock that were issued in return for a note receivable are considered outstanding depends on whether the entity has the ability and intent to cancel the shares if the note receivable is not repaid.

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As at September 30, 2024, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options and warrants. No adjustments have been made to the weighted average outstanding shares of common stock figures for the nine months ended September 30, 2024, or 2023, as the assumed conversion would be anti-dilutive.

NOTE 12: RELATED PARTY TRANSACTIONS

The Company incurred $173 and $418 in officers’ consulting fees recorded in general and administration expenses for the three and nine months ended September 30, 2024, respectively and $27 and $250 for the three and nine months ended September 30, 2023, respectively.

On June 7, 2024, the Company issued Series D warrants to purchase up to an aggregate 92,799 shares of common stock to certain investors at a nominal exercise price for a period of five years from the issuance date (Note 10: Equity - e. Series D warrants). 30,933 of Series D warrants were granted to a company wholly owned by one of the Company’s directors. The fair value of the warrants was $203. On September 19, 2024, the director exercised the warrants to purchase 30,933 shares of common stock.

On July 27, 2024, the Company entered into a strategic investment agreement with a company wholly owned by one of the Company’s directors. Pursuant to agreement, the Company agreed to issue 140,749 shares of common stock. The shares were issued on August 12, 2024. The shares were fully vested upon issuance and were valued at $745. Pursuant to the terms of the agreement, the Company was issued $950 of service credits that are to be consumed in future over a three-year period. As of the period ended September 30, 2024, $677 of related prepaid expenses were outstanding.

On August 8, 2024, the Company completed the closing of a $209 secured promissory notes with its related parties. The promissory notes were issued with a discount of $11 and the Company received gross proceeds of $198. The promissory notes had an annual interest rate of 18% to be paid monthly. The principal amount of $209 matured and become due and payable on August 23, 2024. Promissory notes were paid in full on the maturity date.

On August 12, 2024, all issued and outstanding RSUs vested and the Company issued 59,264 shares of common stock to related parties and recognized $410 of share-based compensation expense. See Note 10: Equity – j. Restricted Share Units.

As at September 30, 2024, $175 (2023: $175) of loans were outstanding and included in trade payables. These notes, provided by a former director, are non-interest bearing with no stated terms of repayment.

NOTE 13: REVENUE, NET

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Type of goods and services
Service	$21	$3	$28	$459
Rentals	12	20	27	-
Other miscellaneous products	-	-	-	20
Total	$33	$23	$55	$479

Timing of recognition of revenue
Point in time	21	-	28	-
Over time	12	23	27	479
Total	$33	$23	$55	$479

NOTE 14: RESEARCH AND DEVELOPMENT EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Salary and employee benefits	$711	$317	$1,154	$571
Consultants and subcontractors	100	25	177	48
Depreciation	4	-	8	-
Clinical trials	-	-	-	19
Expenses - other	63	50	178	74
Total	$878	$392	$1,517	$712

NOTE 15: SELLING AND MARKETING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Salary and employee benefits	$247	$91	$594	$380
Professional fees	140	1	282	6
Travel	18	2	64	12
Other	26	1	33	1
Total	$431	$95	$973	$399

NOTE 16: GENERAL AND ADMINISTRATION EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Salary and employee benefits	$1,225	$(37)	$1,486	$282
Professional fees	1,609	212	2,431	458
Rent and maintenance	2	7	8	72
Travel expenses	26	-	57	25
Other	130	1	201	42
Total	$2,992	$183	$4,183	$879

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) as well as the audited consolidated financial statements and the notes thereto contained in our Current Report on Form 8-K filed with the SEC on August 12, 2024. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Firefly Neuroscience, Inc., a Delaware corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy, plans and objectives; anticipated future operating results and operating expenses, cash flows, capital resources, and liquidity; trends, opportunities and risks affecting our business, industry and financial results; the expected benefits of use of our solutions; future expansion or growth plans and potential for future growth; our business prospects; our systems and technology, future profitability; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next twelve months; acquisitions; and our expectations or beliefs concerning future events. In addition, the words “anticipates,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	fluctuation and volatility in market price of our common stock due to market and industry factors, as well as general economic, political and market conditions;

●	our ability to continue as a going concern;

●	the impact of dilution on our stockholders, including through the issuance of additional equity securities in the future;

●	our ability to realize the intended benefits of the Merger;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings may become subject to in the future;

●	delisting of our common stock from the Nasdaq Capital Market (“Nasdaq”) or the failure for an active trading market to develop;

●	the failure of our altered business operations, strategies and focus to result in an improvement for the value of our common stock;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;

●	our limited operating history;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for its BNA Platform, both within and outside of the U.S.;

●	challenges that we may face with maintaining regulatory approval, if achieved;

●	the impact of the concertation of capital stock ownership with our insiders on stockholders’ ability to influence corporate matters.

●	the impacts of future acquisitions of businesses or products and the potential to fail to realize intended benefits of such acquisition;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	our dependence on third parties;

●	challenges we may face with respect to our BNA Platform achieving market acceptance;

●	the impact of pricing of our BNA Platform;

●

our ability to obtain, maintain and protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to generate sufficient revenue to achieve and sustain profitability;

●	the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and

●	the other factors set forth in the “Risk Factors” section of this Form 10-Q and our other documents filed with the SEC under the heading “Risk Factors.”

These forward-looking statements are based on information available as of the date of this Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are an Artificial Intelligence (“AI”) technology company developing innovative neuroscientific solutions that improve brain health outcomes for patients with mental illnesses and neurological disorders. Our FDA-510(k) cleared Brain Network Analytics software platform (the “BNA Platform”) and is focused on advancing diagnostic and treatment approaches for people suffering from mental illnesses and cognitive disorders, including depression, dementia, anxiety disorders, concussions, and attention-deficit/hyperactivity disorder. Our Company has taken a period of 15 years and an investment of approximately $60 million, to develop the software, compile the requisite database of brain wave tests, gain patent protection, and receive Federal Drug Administration (“FDA”) approval to market and sell the BNA Platform. The BNA Platform is a software as a medical solution that was developed using AI through unsupervised machine learning (via clustering analysis) on our extensive proprietary database of standardized, high-definition longitudinal electroencephalograms (“EEG”) of over 17,000 patients representing twelve disorders, as well as clinically normal patients. The BNA Platform, in conjunction with an FDA-cleared EEG system, can provide clinicians with comprehensive insights into brain function (cognition). These insights can enhance a clinician’s ability to accurately diagnose mental illnesses and cognitive disorders and to evaluate what therapy or drug is best suited to optimize a patient’s outcome.

As of the date of this filing, the BNA platform has yet been launched and is not available on the market. However, the Company is planning to undertake a commercial launch of the BNA Platform in the first half of 2025. The Company does not expect that additional development costs to achieve this commercial launch will be material. We believe there is great potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics. In concert with the commercialization of BNA Platform, the Company is collaborating with neuroscience drug development companies to support their clinical strategies.  The Company plans to generate revenue through two segments: through the use of BNA Platform by United States neurologists and through collaborations with pharmaceutical companies in support of neuroscience drug development.

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

Our value proposition is supported by real-world use of the BNA Platform. Incorporating the BNA Platform as part of a patient management protocol demonstrated improved response rates, enhanced therapy compliance, reduced non-responder rates and a reduction in need for medication switching among patients. Further, we believe that our extensive clinical database, when combined with advanced AI, provides the opportunity to identify clinically relevant biomarkers that will support better patient outcomes through precision medicine and companion diagnostics. We expect to gather additional data through the clinical deployments and clinical studies conducted by drug companies. This additional data should allow us to discover new biomarkers and objectively measure the impact of therapeutic interventions on patients of different types, further enhancing our platform’s effectiveness. We believe that we will be able to enhance accurate diagnosis and predict what therapy or drug, or a combination thereof, is best suited to optimize patient outcomes. This represents a paradigm shift in how clinicians manage patients with mental illnesses and cognitive disorders holding the potential to transform brain health.

Reverse Merger with WaveDancer

On November 15, 2023, we entered into the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with WaveDancer and FFN Merger Sub, Inc. (“Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub merged with and into Private Firefly, with Private Firefly becoming a wholly-owned subsidiary of WaveDancer and the surviving corporation of the merger (the “Merger”). On August 12, 2024, prior to the consummation of the Merger, WaveDancer effectuated a 1-for-3 reverse stock split of its common stock (the “Reverse Stock Split”). On August 12, 2024, the Merger closed, and on August 13, 2024, we began trading on the Nasdaq Capital Market under the ticker symbol “AIFF.”

Private Placement

On July 26, 2024, prior to the consummation of the Merger, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell an aggregate of (i) 319,207 PIPE Shares (or 7,918,552 Shares and/or Pre-Funded Warrants (as defined herein) in lieu thereof prior to adjustment for the Exchange Ratio), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 504,323 shares of our Common Stock, and (iii) warrants (the “Warrants”) to purchase up to 823,530 shares of Common Stock in the Private Placement (or Warrants to purchase up to 7,918,552 shares of Common Stock prior to adjustment for the Exchange Ratio). The purchase price of each PIPE Share and accompanying Warrant was $4.25 (0.442 prior to the adjustment for the Exchange Ratio) and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $4.249 (0.4419 prior to the adjustment for the Exchange Ratio). The Private Placement closed on August 12, 2024, substantially contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the transaction were approximately $3.5 million, based on the number of securities sold prior to adjustment for the Exchange Ratio, and before deducting estimated offering expenses payable by us.

Series C Financing

Between October 17, 2023 and June 30, 2024, we raised an aggregate of $3,039,000 from a private placement of 596,145 (or 2,374,207 Series C units (the “Series C Units”) prior to the adjustment for the merger and Exchange Ratio), which such Series C Units were comprised of shares of Series C Preferred Stock and warrants to purchase up to 596,145 (as adjusted for the merger and exchange ratio) shares of common stock, which were sold at a combined purchase price of $12.31 per Series C Unit. Each warrant has an exercise price of $24.62 per share (subject to adjustment from time to time in accordance with the terms thereof), is exercisable immediately upon issuance and expires at 4:30 p.m. (New York time) three years following the initial date of issuance.

Financial Operations Overview

Revenue

Revenue consists of BNA testing, equipment rental and the undertaking of projects / clinical studies.

Operating Expense

Research and Development Expense

Research and development expenses represent costs incurred to conduct research and development, such as the development of the BNA Platform. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	salaries and benefits;

●	consulting arrangements; and

●	other expenses incurred to advance our research and development activities.

The largest component of our operating expenses has historically been the investment in research and development activities. We expect research and development expenses will increase in the future as we further refine and optimize the BNA Platform and invest in its evolution. It is likely that we will continue to evaluate opportunities and strategic partnerships to acquire or license other products and technologies, which may result in higher research and development expenses due to licensing fees and/or integrations.

Selling and Marketing Expenses

Selling and marketing expenses consist of employee-related expenses, including salaries, benefits, travel, clinical fees and other marketing functions, as well as fees paid for consulting services.

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation, and other administrative functions, as well as fees paid for legal, and accounting services, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other (Income) Expense

Other (income) expense consists primarily of interest bank fees and loan fees, foreign exchange gain or loss and penalties.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Results of Operations

Comparison of the three months ended September 30, 2024, to the three months ended September 30, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2024, and 2023:

The following tables set forth our results of operations for the periods presented:

	Three months ended
	September 30,
	$US, in thousands

	2024	2023	Change ($)

REVENUE	33	23	10
OPERATING EXPENSES:
Research and development expenses	878	392	486
Selling and marketing expenses	431	95	336
General and administration expenses	2,992	183	2,809
TOTAL OPERATING EXPENSES	4,301	670	3,631

OPERATING LOSS	4,268	647	3,621

OTHER (INCOME) EXPENSE
Interest and bank fees	24	3	21
Unrealized (gain) loss on foreign exchange	2	-	2
Other (Income) Expenses	(5)	-	(5)
LOSS BEFORE INCOME TAX	4,289	650	3,639

Revenue

Revenue for the three months ended September 30, 2024, was $33,000, as compared to $23,000 in the three months ended September 30, 2023, representing an increase of $10,000 or 43%. The increase is primarily due to increased customer BNA scans and initial revenue from the start of a clinical study.

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024, were $878,000, as compared to $392,000 for the three months ended September 30, 2023, representing an increase of $486,000, or 124%. The increase was primarily due to management options vesting in connection with the consummation of the Merger and the remainder due to additional internal resources being brought on in 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2024, were $431,000, as compared to $95,000 for the for the three months ended September 30, 2023, representing an increase of $336,000, or 354%. The increase was primarily due to three main drivers; (i) management options and other compensation vesting in connection with the consummation of the Merger, (ii) additional internal resources in 2024 as compared to 2023, and (iii) marketing services related to being a public company following the consummation of the Merger.

General and Administration Expenses

General and administration expenses for the three months ended September 30, 2024, were $2,992,000, as compared to $183,000 for the three months ended September 30, 2023, representing an increase of $2,809,000, or 1535%. The increase was primarily due to five main drivers: (i) management options and other compensation vesting in connection with the consummation of the merger, (ii) costs related to warrants vesting in connection with the consummation of the Merger, (iii) consulting agreements paid with equity related to the consummation of the Merger, (iv) increased legal fees related to the consummation of  the Merger, and (v) other ongoing costs related to being a public company following the consummation of the Merger including the purchase of D&O insurance.

Other (Income) Expense

Other (Income) Expense for the three months ended September 30, 2024, was $21,000, as compared to $3,000 for the three months ended September 30, 2023, representing an increase of $18,000 or 600%. The primary reason for the increase relates to bridge loan interest incurred just prior to the consummation of the Merger.

Comparison of the nine months ended September 30, 2024, to the nine months ended September 30, 2023

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2024, and 2023:

The following tables set forth our results of operations for the periods presented:

	Nine months ended
	September 30,
	$US, in thousands

	2024	2023	Change ($)

REVENUE, NET	55	479	(424)
OPERATING EXPENSES:
Research and development expenses	1,517	712	805
Selling and marketing expenses	973	399	574
General and administration expenses	4,183	879	3,304
TOTAL OPERATING EXPENSES	6,673	1,990	4,683

OPERATING LOSS	6,618	1,511	5,107

OTHER (INCOME) EXPENSE
Interest and bank fees	36	13	23
Unrealized (gain) loss on foreign exchange	(1)	-	(1)
Other (income) expense	22	2	20
NET LOSS AND COMPREHENSIVE LOSS	6,675	1,526	5,149

Revenue

Revenue for the nine months ended September 30, 2024, was $55,000, as compared to $479,000 in the nine months ended September 30, 2023, representing a decrease of $424,000 or 89%. The decrease is primarily due to the recognition of deferred revenue relating to outstanding contracts when such contractual obligations were deemed fulfilled in 2023.

Operating Expenses

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024, were $1,517,000, as compared to $712,000 for the nine months ended September 30, 2023, representing an increase of $805,000, or 113%. The increase was primarily due to the vesting of outstanding management options in connection with the consummation of the Merger and the remainder due to additional internal resources being brought on in 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2024, were $973,000, as compared to $399,000 for the for the nine months ended September 30, 2023, representing an increase of $574,000, or 144%. The increase was primarily due to four main drivers; (i) the vesting of management options in connection with the consummation of the Merger, (ii) additional internal resources in 2024 as compared to 2023, (iii) marketing services and related to being a public company following the consummation of the Merger, and (iv) a branding initiative to update company branding.

General and Administration Expenses

General and administration expenses for the nine months ended September 30, 2024, were $4,183,000, as compared to $879,000 for the nine months ended September 30, 2023, representing an increase of $3,304,000, or 376%. The primary increase was due to five main drivers being; (i) the vesting of management options and other compensation in connection with the consummation of the Merger, (ii) costs related to the vesting of certain warrants in connection with the consummation of the Merger, (iii) consulting agreements paid with equity related to the consummation of the Merger, (iv) legal fees related to the consummation of the Merger, (iv) audit fees related to the audited financial statements and notes thereto for the year ended December 31, 2023 and 2022 and (v) other ongoing costs related to being a public company following the consummation of the Merger, including the purchase of D&O insurance

Other (income) expense

Other (income) expense for the nine months ended September 30, 2024, were $57,000, as compared to $15,000 for the nine months ended September 30, 2023, representing an increase of $42,000 mainly due to foreign exchange fluctuations associated with operations in Canada and Israel, interest on bridge financing related to the Merger and penalties related to late filing of historical taxes.

Liquidity and Capital Resources

For the next 12 months, we expect to continue to incur negative cash flows from operations as we continue to make targeted investments in sales and marketing and research and development of our next generation BNA Platform.

Beyond the next 12 months, our ability to achieve profitability depends on the commercialization of our flagship product, the BNA Platform. We expect to incur significant costs for at least two to four years to commercialize and distribute our products, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development and expand our production capabilities, as needed. As a result, we will require significant capital to support our ongoing operations and to drive our business strategy before we can be profitable.

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

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash flows for the nine months ended September 30, 2024, to the nine months ended September 30, 2023

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the nine months ended September 30,
	2024	2023	Change
		(in thousands)

Net cash (used in) provided by

Operating activities	$(4,937)	$(1,662)	$(3,275)

Investing activities	$(401)	$—	$(401)

Financing activities	$4,425	$2,497	$1,928

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $4,937,000, as compared to $1,662,000 for the nine months ended September 30, 2023, representing an increase of $3,275,000, or 197%. This increase in net cash used in operating activities is primarily due to an increase in day-to-day operating costs, a reduction in liabilities, costs related to the Merger, prepayment of insurance policies and research costs associated with the development of the next generation of the BNA Platform.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $401,000, as compared to no cash used in investing activities for the nine months ended September 30, 2023. The increase in cash used in investing activities is primarily attributed to our investment into the development of the next generation of the BNA Platform and associated hardware.

Financing Activities

For the nine months ended September 30, 2024, net cash provided from financing activities was $4,425,000, as compared to $2,497,000 for the nine months ended September 30, 2023, representing an increase of $1,928,000, or 77%. The increase was primarily due to secured private financing in connection with the Merger.

Recent Financings

July 2024 Private Placement

On July 26, 2024, prior to the consummation of the Merger, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell an aggregate of (i) 319,207 PIPE Shares (or 7,918,552.03 Shares and/or Pre-Funded Warrants (as defined herein) in lieu thereof prior to adjustment for the Exchange Ratio), (ii) Pre-Funded Warrants to purchase up to 504,324 shares of our common stock, and (iii) Warrants to purchase up to 823,529 shares of common stock in the Private Placement (or Warrants to purchase up to 7,918,552.03 shares of common stock prior to adjustment for the Exchange Ratio). The purchase price of each PIPE Share and accompanying Warrant was $0.442 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $0.4419 prior to the Merger. The Private Placement closed on August 12, 2024, substantially contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the transaction were approximately $3.5 million, before deducting offering expenses payable by us.

Known Trends, Events, and Uncertainties

As with other companies that are in our industry, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as endemics and epidemics are difficult to predict and the consequences of the ongoing war between Israel and Hamas, including related sanctions and countermeasures and the effects of such war on our employees in Israel, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this Form 10-Q, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and people performing similar functions, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024 (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 9 - b. Legal Proceedings of the condensed consolidated financial statements included with this quarterly report on Form 10-Q is incorporated here by reference to this Part II Item 1.

Item 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price. In evaluating an investment in our securities, you should carefully consider the risks described below, together with the other information included in this Form 10-Q, including the consolidated financial statements and related notes.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common shares could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Risks Related to our Financial Position

We are in the development stage with minimum revenues and have no operating history in the broad commercialization of medical devices or platforms for consumer use.

We are in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. We have no operating history as a distributor of medical devices to clinicians. We are currently generating minimum revenues and do not expect to generate significant revenue until we have successfully launched broad commercialization of the BNA Platform.

Investors should understand that an investment in a start-up business is significantly riskier than an investment in a business with any significant operating history. There can be no assurance that we will ever achieve revenues or profitability. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a pre-revenue business. Our lack of a significant and relevant operating history makes it difficult to manage operations and predict future operating results.

Our financial statement footnotes include disclosure regarding the substantial doubt about our ability to continue as a going concern.

Our financial statement footnotes include disclosure regarding the substantial doubt about our ability to continue as a going concern. As of each of September 30, 2024, and December 31, 2023, we had stockholder’s equity of negative $2,776,000 and $109,000, respectively. In addition, we had cash flows used in operating activities for the nine months-ended September 30, 2024, of $4,937,000 and cash flows used in operating activities for the nine months ended September 30, 2023, of $$1,662,000. Further, the footnotes to our financial statements indicated that as of September 30, 2024, we had recurring losses with minimal revenue from operations.

To strengthen our liquidity in the foreseeable future, we have taken the following measures: (i) negotiating with existing and new investors to raise additional capital; and (ii) taking various cost control measures to reduce the operational cash burn. While our management believes that we can continue raising additional equity capital to continue in operational existence for the foreseeable future, if we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. No assurances can be provided that new financing will be available to us on commercially acceptable terms, if at all.

We may be unable to raise additional capital, which could harm our ability to compete.

We expect to expend significant capital to launch our commercialization program for the BNA Platform, build our brand, and continue to improve our product offerings. These initiatives may require us to raise additional capital over the next few years. We may consume available resources more rapidly than anticipated and we may not be able to raise additional funds when needed or on acceptable terms.

If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. While our management team believes that we can continue raising additional equity capital to continue in operational existence for the foreseeable future, if we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be materially adversely affected.

Risks Related to our Business and Operations

We are subject to operating risks, including excess or constrained capacity and operational inefficiencies, which could adversely affect our results of operations.

We are subject to operating risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current and anticipated future operations effectively, we must continually implement and improve our operational, financial and management information systems, hire, train, motivate, manage and retain employees. We may be unable to balance near-term efforts to meet existing demand with future customer demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material impact on our business, operations and prospects.

Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results.

We rely on the efficient, uninterrupted and secure operation of our IT systems and are dependent on key third-party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing consumer preferences. Failure to adequately protect and maintain the integrity of our products and IT systems may result in a material effect on our financial position, results of operations and cash flows.

We plan to continuously upgrade and issue new releases of our products and customer-facing software applications, upon which our operations depend. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with future customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of any customers or patients, product recalls, damage to our reputation, or increased service costs, any of which could have a material effect on our business, financial condition or results of our operations and the operations of our potential customers or our business partners.

Our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, and weakness in general economic conditions and threats, or actual recessions, could materially affect our business, results of operations, and financial condition.

Macroeconomic conditions impact consumer confidence and discretionary spending, which could adversely affect demand for any products we bring to market. Consumer spending habits are affected by, among other things, inflation, fluctuations in currency exchange rates, weakness in general economic conditions, threats or actual recessions, pandemics, wars and military actions, levels of employment, wages, debt obligations, discretionary income, interest rates, volatility in capital, and consumer confidence and perceptions of current and future economic conditions. Changes and uncertainty can, among other things, reduce or shift spending away from treatments and procedures to address mental illness and cognitive disorders, and could drive patients and clinicians towards other options in the marketplace that may cost less than our products, reduce patient traffic in clinicians’ offices or reduce demand for services to treat mental illness and cognitive disorder generally. The recent declines in, or uncertain economic outlooks for, the U.S., European and certain other international economies has and may continue to adversely affect consumer and healthcare practice spending. The increase in the cost of fuel and energy, food and other essential items along with elevated interest rates could reduce consumers’ disposable income, resulting in less discretionary spending for products like ours. Decreases in disposable income and discretionary spending or change in consumer confidence and spending habits may adversely affect our revenues and operating results.

Inflation continues to adversely impact spending and trade activities and we are unable to predict the impacts of higher inflation on global and regional economies. Higher inflation has also increased domestic and international shipping costs, raw material prices, and labor rates, which could adversely impact the costs of producing, procuring and shipping any products we bring to market. If similar trends continue once we begin marketing our BNA Platform, our ability to recover these cost increases through price increases may have limited effectiveness, resulting in downward pressure on our operating results. Attempts to offset cost increases with price increases could reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Further, we are unable to predict the impact of efforts by central banks and federal, state and local governments to combat elevated levels of inflation. If their efforts to reduce inflation are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or are not sustained long enough to lower inflation to more acceptable levels, consumer spending may be adversely impacted for a prolonged period of time. Any of these events could materially affect our business and operating results.

Our business could be impacted by political events, trade and other international disputes, war, and terrorism, including the military conflict between Russia and Ukraine.

Political events, trade and other international disputes, war, and terrorism could harm or disrupt international commerce and the global economy and could have a material effect on our business as well as our potential customers, suppliers, contract manufacturers, distributors, and other business partners.

Political events, trade and other international disputes, wars, and terrorism can lead to unexpected tariffs or trade restrictions, which could adversely impact our business. Once we begin marketing our products, these increased costs could adversely impact our gross margin and make our products less competitive or reduce demand. Countries could also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain and limit our ability to offer products and services. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may be unable to effectively mitigate the adverse impacts of such measures. If disputes and conflicts escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially affect our business.

Political unrest, threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war involving key commercial, development or manufacturing markets such as China, Mexico, Israel, Europe, or other countries or regions could materially impact any international operations we undertake. For example, our employees in Israel could be obligated to perform annual reserve duty in the Israeli military and be called for additional active duty under emergency circumstances. If any of these events or conditions occur, the impact on us, our employees and potential customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the military conflict, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We have no way to predict the progress or outcome of the conflict in Ukraine or the reactions by governments, businesses or consumers. A prolonged conflict, intensified military activities or more extensive sanctions impacting the region and the resulting economic impact could have a material effect on our business, results of operations, financial condition, liquidity, growth prospects and business outlook.

We conduct certain of our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

We currently have seven full-time employees, who are located in and/or reside in Israel. As a result, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Any hostilities involving Israel could adversely affect our operations and results of operations. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Several of our employees are subject to military service in the IDF and have been and may be called to serve. It is possible that there will be further or longer military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations.

Our operations may be impacted by natural disasters, which may become more frequent or severe as a result of climate change and may adversely impact our business and operating results as well as those of our potential customers and suppliers.

Natural disasters can impact us and our potential customers, as well as suppliers critical to our operations. Natural disasters include earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, and other extreme weather conditions that can cause deaths, injuries, and critical health crises, power outages, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures, materials scarcity, price volatility and other ramifications. Climate change is likely to increase both the frequency and severity of natural disasters and, consequently, risks to our business and operations.

The effects of climate change on regional and global economies could change the supply, demand or availability of sources of energy or other resources material to our products and operations and affect the availability or cost of natural resources and goods and services on which we and our suppliers rely.

Risks Related to the BNA Platform

If we are not successful in enhancing awareness of our BNA Platform, driving adoption across our current target population and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.

Our business currently depends primarily on our ability to successfully market our BNA Platform, which involves successfully launching our commercialization program, increasing adoption of and driving utilization our BNA Platform by target clinicians. We are aiming to increase awareness about our BNA Platform, as well as grow the number of clinicians that utilize our BNA Platform after the launch of our commercialization program, but there can be no assurance that we will succeed.

The commercial success of our BNA Platform will continue to depend on a number of factors, including the following:

●	the actual and perceived effectiveness and clinical benefit, of our BNA Platform;

●	the prevalence and severity of any adverse patient events involving our BNA Platform;

●	our ability to provide earlier awareness of and education about our BNA Platform to patients and clinicians;

●	the degree to which clinicians and patients adopt our BNA Platform;

●	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for cognitive disorders;

●	the results of future clinical and other studies relating to the health, economic or other benefits of our BNA Platform;

●	whether key thought leaders in the medical community accept that our future clinical utility is sufficiently meaningful to influence their decision to adopt our BNA Platform;

●	the extent to which we are successful in educating clinicians and patients about the benefits of our BNA Platform;

●	our reputation among clinicians and patients;

●	our ability to predict product performance;

●	the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our BNA Platform;

●	our ability to obtain, maintain, protect, enforce and defend our intellectual property rights, including those covering our BNA Platform;

●	our ability to maintain compliance with all legal and regulatory requirements, including those applicable to our BNA Platform; and

●	our ability to continue to attract and retain key talent.

If we fail to successfully initiate our broad commercialization program, market and sell our BNA Platform cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.

Our commercial success will depend on the future adoption of the BNA Platform into patient work streams in clinics. If we are unable to successfully drive interest in our BNA Platform, our business, financial condition and results of operations would be harmed.

Our commercial success will depend in large part on the future adoption of the BNA Platform into patient work streams in clinics. We cannot predict how quickly, if at all, clinicians and patients will adopt our BNA Platform. Moreover, we cannot predict how quickly, if at all, those currently living with mental illness or cognitive disorders but who are not being treated will seek treatment. Our ability to grow sales of our BNA Platform and drive market acceptance will depend on successfully educating clinicians and patients of the relative benefits of our BNA Platform. If we are unable to successfully drive interest in our BNA Platform, our business, financial condition and results of operations would be harmed.

We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.

Our industry is competitive and has been evolving rapidly. Our BNA Platform is indicated for use in in individuals 12 to 85 years of age for the post-hoc statistical analysis of the human electroencephalogram, including event-related potentials.

The Company’s initial market entry strategy is focused on neurologists in the United States.

Once we commence a broad commercialization program of our BNA Platform, we will face competition in the market for our BNA Platform from competing technologies, and we expect competition from new companies that may enter the market or introduce new technologies in the future. Third-party payors may encourage the use of competitors’ products due to lower costs of competing products or alternatives. Additionally, treating neurologists may promote the use of other competitors’ products or alternative therapies.

Our current and future competitors may include large, well-capitalized companies with significant market share and resources. They may have more established sales and marketing programs than we do and have greater name recognition. In addition to competing for market share, competitors may develop or acquire patents or other rights that may limit our ability to compete.

We believe that the competitive advantages of our BNA Platform will be important factors in our future success. Our continued success depends on, among other things, our ability to:

●	successfully launch our commercialization program to target clinicians (i.e. neurologists in the United States);

●	drive awareness to increase the number of mental illness and cognitive impairment patients referred to target clinicians;

●	attract and retain skilled research, development, sales, marketing and clinical personnel;

●	continue to innovate in order to improve our BNA Platform and enhance the patient and provider experience;

●	adequately predict product performance;

●	obtain and maintain regulatory clearances and approvals, including for expanded indications;

●	cost-effectively market and sell our BNA Platform;

●

obtain, maintain, protect, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others; and

●	acquire products or technologies complementary to or necessary for our business.

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. There can be no assurance that other companies or institutions will not succeed in developing or marketing devices and products that are more effective than our BNA Platform or that would render our BNA Platform obsolete or noncompetitive.

Use of our BNA Platform requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.

The successful use of our BNA Platform depends in part on the training and skill of the clinician performing EEG recording and reading BNA reports. Clinicians could experience difficulty interpreting the results of BNA reports. Moreover, clinicians rely on their previous medical training and experience when recommending or utilizing our BNA Platform, and we cannot guarantee that all clinicians will have the necessary skills to properly utilize the BNA Platform. We cannot be certain that clinicians that will use our BNA Platform will have received sufficient training, and clinicians who have not received adequate training may nonetheless attempt to use our BNA Platform with their patients. If clinicians utilize our BNA Platform incorrectly, or without adhering to or completing all relevant training, their patient outcomes may not be consistent with the outcomes achieved in our research studies and any future clinical studies. Adverse safety outcomes that arise from improper or incorrect use of our BNA Platform may negatively impact the perception of patient benefit and the safety of our BNA Platform, notwithstanding results from our research studies and any future clinical studies. These results could limit adoption of our BNA Platform, which would harm our sales, business, financial condition, and results of operations.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, engineers, scientists, data science specialists and other highly skilled personnel and to integrate current and additional personnel in all departments.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options that vest over time, restricted share units subject to vesting conditions, and certain performance warrants. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management and other key personnel may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

As we launch the commercialization program for our BNA Platforms, expand our product offerings in the future and increase our future marketing efforts, we will need to build and expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. An inability to attract, hire, train and retain employees will harm our sales, business, financial condition, and results of operations.

We expect to increase the size of our organization in the future, and we may experience difficulties in managing the operational elements or timing of this growth. If we are unable to manage or appropriately time the anticipated growth of our business, our future revenue and operating results may be harmed.

As of the date of this filing, we have seven full time employees and six contractors. As our sales and marketing strategies evolve and as we launch commercialization of our BNA Platform, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully market and sell our BNA Platform will depend, in part, on our ability to effectively manage or time any future growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

As demand for our BNA Platform increases in the future, we will need to expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot be certain that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. If we encounter difficulty meeting market demand, quality standards or clinician expectations, our reputation will be harmed and our business will suffer. Additionally, additional growth may result in higher fixed costs and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We may not be able to achieve or maintain satisfactory pricing and margins for our BNA Platform, which could harm our business and results of operations.

The medical device industry has a history of price competition, and we can give no assurance that we will be able to maintain satisfactory prices for our BNA Platform or any future products at competitive levels. The pricing of our products could be impacted by several factors, including pressure to reduce prices by our customers due to a decline in the amount that third-party payors reimburse for EEG tests for clinicians utilizing our BNA Platform. If we are forced to lower or are unable to increase the price we charge for our BNA Platform, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode, which could harm our business and results of operations.

Future sales of our BNA Platform may depend on healthcare providers’ or patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.

Future sales of our BNA Platform may depend on healthcare providers’ or patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers. Where such insurance or third-party reimbursement becomes available in the future, any reduction in insurance or other third-party payor reimbursement for our BNA Platform may cause negative price pressure, which would reduce our revenues. Without a corresponding reduction in the cost to produce such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in third-party payor reimbursement. Failure by our patients or healthcare provider customers to obtain or maintain coverage or to secure adequate reimbursement for our treatment by third-party payors could have an adverse effect on our business, results of operations, and financial condition.

Our results of operations may be harmed if we are unable to accurately forecast clinician demand for our BNA Platform or any future products.

Our ability to accurately forecast demand for our BNA Platform or our future our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand, which may negatively affect our business, financial condition, and results of operations.

Adoption of our BNA Platform depends on positive clinical data as well as clinician acceptance of the data and our products, and negative clinical data or perceptions among these clinicians would harm our sales, business, financial condition, and results of operations.

The rate of adoption and sales of our products is heavily influenced by clinical data. Although we have positive research data from a 2023 white paper study, there can be no assurance that future clinical studies, including those to demonstrate the efficacy of our BNA Platform or future products in current target patient populations and those to support label retention and expansion for our products, will demonstrate clinical utility and effectiveness. Unfavorable or inconsistent clinical data from future clinical studies conducted by us, our competitors, or third parties, or the negative interpretation of our clinical data internally and externally, including by customers, competitors, patients, and regulators could harm our business, financial condition, and results of operations.

The rate of adoption and sales of our products are also influenced by clinician perceptions. Negative perceptions of our products by clinicians, including due to negative clinical data, could result in decreased adoption or use of our products, which would harm our business, financial condition, and results of operations. Further, if we are not able to attain strong working relationships with clinicians and receive their advice and input, the marketing of our products could suffer, which could harm our business, financial condition and results of operations.

Our future success also depends upon patients having an experience with our products that meets their expectations in order to increase clinician demand for our products as a result of positive feedback and word-of-mouth. Patients may be dissatisfied if their expectations of the BNA Platform are not met or if the performing clinicians are not adequately trained on use of our BNA Platform. If the results of our products do not meet the expectations of the patient it could discourage the patient and/or their healthcare provider from continuing to use our device or referring our products to others. Dissatisfied patients may express negative opinions through social media, advocacy, or other publicity. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales.

We may acquire businesses or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with its existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent it from realizing our expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected to justify the transaction, which could result in a material adverse effect on our business and prospects.

Risks Related to Legal, Regulatory and Compliance Matters

Complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.

Our product, the BNA Platform (for which we have obtained FDA 510(k) clearance), and our future products are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we intend to sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and the competitive position of the Company. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

●	design, development and manufacturing;

●	testing, labeling, content and language of instructions for use and storage;

●	product storage and safety;

●	marketing, sales and distribution;

●	pre-market clearance and approval;

●	record keeping procedures;

●	advertising and promotion;

●	recalls and field safety corrective actions;

●	post-market surveillance;

●	post-market approval studies; and

●	product import and export.

The regulations to which we are subject are complex. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees, and civil penalties;

●	repair, replacement, refunds, recall, or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

●	withdrawing clearance or pre-market approvals that have already been granted; and

●	criminal prosecution.

If any of these events were to occur, they could harm our business.

We may not receive the necessary authorizations to market our BNA Platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.

Before we can sell a new medical device in the U.S., or market a new use of, new claim for, or significant modification to a legally marketed device, we must first obtain either FDA 510(k) clearance or approval, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the applicant must submit a premarket notification to FDA under Section 510(k) of the FD&C Act, and FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics, not raise different questions of safety or effectiveness than the predicate device, and be as safe and as effective as the predicate device. The 510(k) clearance process can be expensive and uncertain and typically takes from three to 12 months, but may last significantly longer. Clinical data may be required in connection with an application for 510(k) clearance. Furthermore, even if we are granted regulatory clearances or approvals, they may include limitations on the indications for use or intended uses of the device, which may limit the market for the device.

Our BNA Platform is a Class II medical device, which was cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for the post-hoc statistical analysis of the human electroencephalogram in December 2020 for use in individuals 12 to 85 years of age.

FDA can delay, limit, or deny 510(k) clearance, or other approval or reclassification, of a device for many reasons, including:

●	we may be unable to demonstrate to FDA’s satisfaction that the products or modifications are substantially equivalent to a proposed predicate device or safe and effective for their intended uses;

●	we may be unable to demonstrate that the clinical and other benefits of the device outweigh the risks; and

●	the applicable regulatory authority may identify deficiencies in our submissions or in the facilities or processes of our third party contract manufacturers.

Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. For example, if we decide to market the BNA Platform for a broader or additional indication(s) for use and/or make any material modifications to any element of the device and/or the manufacturing or distribution thereof in the future, an additional 510(k) submission, and FDA clearance thereof, will be required prior to making any promotional communications expressly or impliedly claiming that the device may be used for such indication(s) and/or prior to making such modification, respectively.

In addition, FDA may change its policies, adopt additional regulations, revise existing regulations, or take other actions, or Congress may enact different or additional statutory requirements, which may prevent or delay clearance of our future products under development or impact our ability to modify our currently marketed products on a timely basis. Such policy, statutory, or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current marketing authorizations.

We received our European CE mark, indicating that we affirm our product’s conformity with European health, safety and environmental protection standards, in 2021. We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell our products. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

Failure to comply with these rules, regulations, self-regulatory codes, circulars, and orders could result in significant civil and criminal penalties and costs and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.

Certain modifications to our products may require new 510(k) clearance or other marketing authorizations.

Once a medical device is permitted to be legally marketed in the U.S. pursuant to a 510(k) clearance, a medical device developer may be required to notify FDA of certain modifications to the device. Medical device developers determine in the first instance whether a change to a product requires a new premarket submission, but FDA may review any such decision.

While our BNA Platform received 510(k) clearance in December 2020, we may in the future apply for 510(k) clearance for updated components of our BNA Platform, which must, then, be found by the FDA to be substantially equivalent to the cleared BNA Platform and, thus, may not be lawfully marketed in the U.S. until FDA make a substantial equivalence determination and issues the requisite 510(k) clearance for the updated BNA Platform. Although the development of our BNA Platform has been carefully monitored and documented by professionals who are experienced in the FDA clearance process, there is no assurance that the FDA will agree that an updated component of our BNA Platform is substantially equivalent to the cleared BNA Platform and allow the updated BNA Platform to be marketed in the United States. The FDA may determine that the device is not substantially equivalent and require a premarket approval (“PMA”) or, more likely, a de novo reclassification, and/or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can delay market introduction of an updated BNA Platform. Delays in receipt of or failure to receive any necessary 510(k) clearance, de novo classification, or PMA, or the imposition of stringent restrictions for our BNA Platform, could have a material adverse effect on our business, results of operations and financial condition.

In the future, we may make other modifications to our products, including our BNA Platform, and determine, based on our review of the applicable FDA regulations and guidance, that in certain instances new 510(k) clearances or other premarket submissions are not required. If FDA disagrees with our determinations, we may be subject to a wide range of enforcement actions, including, for example, a warning letter, among other consequences, after which we will likely have to cease marketing the applicable modified product and/or to recall distributed units of such modified product until we obtain the requisite clearance or approval.

Ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition.

The United States healthcare system has been continually evolving at the federal and state level due to comprehensive reforms relating to the payment for, the availability of and reimbursement for healthcare services. Key reforms have ranged from fundamentally changing federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under government-funded programs, to minor modifications to existing programs, and many have been challenged (with some being overturned or modified) along the way. One example, among countless others, is the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was the most significant federal healthcare reform law enacted in the U.S. in recent history. The Affordable Care Act has undergone substantial challenges and changes since its enactment in 2010, and numerous other federal healthcare reform legislation, executive orders, and judicial rulings have been implemented in the years since, most of which have been or are aimed at lowering healthcare costs in the U.S. To the extent any such reform measures or any future initiatives reduce reimbursement or coverage eligibility or any amounts or funds available (such as by reductions in reimbursement to our healthcare provider customers) for our BNA Platform and/or any future products we may market in the U.S. (if any), our business may be adversely affected.

Healthcare reform initiatives will continue to be proposed and may reduce healthcare related funding. It is impossible to predict the ultimate content and timing of any healthcare reform legislation and its resulting impact on us. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise negatively effect on our business, results of operations, and financial condition.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The new regulations, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we conduct our business in the EEA.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Our products may cause or contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.

We are required to timely file various reports with FDA, including reports required by the medical device reporting regulations which require us to report to FDA when we receive or become aware of information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur in the device or a similar device that we market, could cause or contribute to a death or serious injury. If we fail to comply with our reporting obligations, FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products, or delay in clearance of future products. FDA and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances.

A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, labeling or design deficiencies, packaging defects, or other deficiencies, or failures to comply with applicable regulations. If we do not adequately address problems associated with our devices, we may face additional regulatory requirements or enforcement action, including required new marketing authorizations, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal proceedings.

We may initiate voluntary withdrawals, removals, or corrections for our products in the future that we determine do not require notification of FDA because no material compliance issue or safety risk is involved. If FDA disagrees with our determinations, it could require us to report those actions and we may be subject to enforcement action. A future recall announcement or other corrective action could harm our financial results and reputation, potentially lead to product liability claims against us, require the dedication of our time and capital, and negatively affect our sales.

In addition, FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our future products. For example, in November 2018, FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. It is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration previously enacted several executive actions that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the Biden Administration may affect FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Changes in internet regulations could adversely affect our business.

Laws, rules, and regulations governing internet communications, advertising, and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines, and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities.

Disruptions at the FDA, other agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, other agencies and notified bodies to review and authorize or certify for marketing new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, agency’s or notified body’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the agency’s or notified body’s ability to perform routine functions. Average review times at the FDA and other agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be reviewed and/or cleared, approved or certified by necessary agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, in recent years, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points in response to the global COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns, including pandemics, were to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR, which regulates the development and sale of medical devices in Europe. While several notified bodies have been designated, the COVID-19 pandemic significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation, as a consequence of which review times have lengthened although a regulation amending the EU MDR was adopted in March 2023, extending existing transitional provisions to December 31, 2028. This situation could significantly impact the ability of notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business in the EU and EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The misuse or off-label use of our BNA Platform may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, particularly if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our BNA Platform is a Class II medical device cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for the post-hoc statistical analysis of the human electroencephalogram in December 2020 for use in individuals 12 to 85 years of age. We, thus, are not currently able to promote the BNA Platform for any other indications for use or make any promotional claims that are inconsistent with, or outside the scope of, such FDA clearance (often referred to as “off-label” claims). However, the assessment of whether a given claim is or is not consistent with a given FDA clearance or approval can often be subjective, and we cannot guarantee that FDA will always agree with our position regarding a particular claim or that all of our employees, representatives, and agents will abide by our marketing policies. If FDA determines that we have promoted any product without the requisite clearance or approval and/or for an off-label or unapproved use, it could take any number of enforcement actions against us, including (among others), issuing untitled or warning letters and/or pursuing an injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as laws prohibiting false claims for reimbursement, any of which would have a material adverse effect on our financial condition and/or business as a whole.

Additionally, we must have competent and reliable scientific evidence or, where applicable, other adequate substantiation for each reasonable interpretation of every promotional claim we make. In particular, comparative or superiority claims generally require adequate, well controlled, head-to-head clinical studies, comparing the product to the applicable competing products. To the extent we make any claims, or are otherwise held responsible for third-party claims about any product we may market in the United States, without the requisite clinical substantiation, we could be subject to enforcement action by FDA and/or the Federal Trade Commission (FTC), as well as a competitor challenge via the National Advertising Division (NAD) of the Better Business Bureau. Our plans to utilize social media as a primary promotional tool for our device(s) increases the applicable enforcement risk, as it makes it easier for our employees, affiliates, and any third parties with which we may have a relationship and/or arrangement under which we are deemed responsible for such party’s claims about our product(s) to disseminate promotional claims about our product(s) that may be inconsistent with applicable regulations governing device promotions. Further, consumers can bring private false-advertising lawsuits, including class actions, against us for any material misrepresentations and/or deceptive or unsubstantiated claims (among other similar causes of action) in our promotional materials or other advertising. Any of the foregoing could have a material adverse effect on our business.

We may be subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and physician transparency laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Our business practices and relationships with providers and patients are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●

the federal healthcare Medicare and Medicaid Patient Protection Act of 1987 (the “Anti-Kickback Statute”), which prohibits, among other things, persons, and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arrange for or recommend a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti- kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;

●

the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal government funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties for each false or fraudulent claim or statement. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the federal civil False Claims Act in connection with alleged off-label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, manufacturers can be held liable under the federal civil False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;

●

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●

the federal Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as ownership and investment interests held by physicians and their immediate family members. Since January 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

●

HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which imposes privacy, security, and breach reporting obligations with respect to Protected Health Information (“PHI”), upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make HIPAA compliance as well as civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

●

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the EU, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, may constrain our business, marketing, and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with physicians or other potential purchasers of our products and consulting agreements we enter into with physicians. Further, while we do not submit claims and our future customers will make the ultimate decision on whether or how to submit any potential claims, we may provide reimbursement guidance and support regarding our products, to the extent reimbursement may be available, which could implicate these laws. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

To enforce compliance with healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, U.S. federal and state regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, including pursuing novel theories of liability under these laws. These government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the federal healthcare Anti-Kickback statute, federal civil False Claims Act, the health care fraud statute, and HIPAA privacy provisions. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that may apply to us, we may be subject to administrative, civil and criminal penalties, damages, fines, disgorgement, substantial monetary penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations, and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, reputational harm, and the curtailment or restructuring of our operations.

Since our BNA Platform will utilize cloud-based information systems and the exchange of information between patents and doctors, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.

Among other data-privacy and/or confidentiality laws to which we may be subject, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form, among other requirements.

Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule which requires notification to affected individuals and the Secretary of Health and Human Services (“HHS”), and in certain cases to media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and HIPAA standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. For example, California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. On November 3, 2020, the California Privacy Rights Act of 2020 (“CPRA”), which amends the CCPA and adds new privacy protections that became effective on January 1, 2023, was enacted through a ballot initiative. While information we maintain that is covered by HIPAA may be exempt from the CCPA, other records and information we maintain related to patients or personnel may be subject to the CCPA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach.

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the GDPR, governing data practices and privacy in the E.U., became effective and replaced the data protection laws of the individual member states. GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform members about how we may use their personal data, increased controls on profiling members, and increased rights for members to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice, and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing. The GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated. Outside of the E.U., there are many other countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency.

Many of these laws may require consent from individuals for the use of data for various purposes, including marketing, which may reduce our ability to market our products.

There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations when we expand internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business, results of operations, and financial condition, and subject us to additional liabilities.

Our business could be adversely affected by professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.

Since the success of our business will be dependent on the widespread adaptation of our BNA Platform as a valid method for statistical analysis of EEG scans, neurologists across multiple geographies will be needed to use our BNA Platform and provide positive feedback and results. This will expose us to legal risk of patients or neurologists who may have a negative experience with our BNA Platform filing lawsuits claiming damages or other claims. Although we will seek insurance coverage for such legal actions, there is no assurance that the amount of coverage will be sufficient to cover these claims. In addition, such legal actions from consumers and neurologists may result in material and adverse effects on our ability to continue to conduct business due to negative press.

Security breaches, data breaches, cyber attacks, other cybersecurity incidents or the failure to comply with privacy, security and data protection laws could materially impact our operations, patient care could suffer, we could be liable for damages, and our business, operations and reputation could be harmed.

We expect to retain confidential customer personal and financial, patient health information and our own proprietary information and data essential to our business operations. We will rely upon the effective operation of our IT systems, and those of our service providers, vendors, and other third parties to safeguard the information and data. Additionally, our success may be dependent on the success of healthcare providers, many of whom are comprised of individual or small operations with limited IT experience and inadequate or untested security protocols, in managing data privacy and data security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend to run our business and the products we develop remain secure and be perceived by the marketplace and our potential customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, we and our service providers, vendors, and other third parties may become subject to physical break-ins, computer viruses or other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking or phishing attacks, malware, ransomware, employee error or malfeasance, cyber attacks, and other breaches of IT systems or similar disruptive actions, including by organized groups and nation-state actors. For example, we may experience cybersecurity incidents and unauthorized internal employee exfiltration of company information.

Further, the frequency of third-party cyber-attacks has increased over the last several years. The military conflict in Ukraine may cause nation-state actors or hackers sympathetic to either side of the conflict to carry out cyber-attacks to achieve their goals, which may include espionage, information gathering operations, monetary gain, ransomware, disruption, and destruction. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter potential customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have internal monitoring and detection systems as well as cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we may incur investigating and responding to any incidents, which may be material. The costs to eliminate, mitigate or recover from security problems and cyber attacks and incidents could be material and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material impact on our operations, net revenues and operating results.

Our business will expose us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.

Our products and services involve an inherent risk of claims concerning their design, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, how we package, bundle or sell them to potential customers, who may be private individuals or companies or public entities such as hospitals and clinics, and how we train and support doctors, their staffs and patients who administer or use our products. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if any product we develop or manufacture or services we offer or perform causes injury or is otherwise found unhealthy. If our products are safe but they are promoted for off-label usage, we may be investigated, fined or have our products or services enjoined or approvals rescinded or we may be required to defend ourselves in litigation. Although we maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may be insufficient for actual liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in material legal defense costs and damage our reputation, increase our expenses and divert management’s attention.

Increased focus on current and anticipated environmental, social and governance (“ESG”) laws and increased scrutiny of our ESG policies and practices may materially increase our costs, expose us to potential liability, adversely impact our reputation, employee retention, willingness of potential customers and suppliers to do business with us and willingness of investors to invest in us.

Our operations are subject to a variety of existing local, regional and global ESG laws and regulations, and we will likely be required to comply with new, broader, more complex and more costly laws and regulations that focus on ESG matters. Our compliance obligations will likely span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities and workers’ rights.

Environmental regulations related to greenhouse gases are expected to have an increasingly larger impact on our or our suppliers’ energy sources. Many U.S. and foreign regulators have enacted or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from power generation units using fossil fuels. The effects of greenhouse gas emission limits on power generation are subject to significant uncertainties, including the timing of any new requirements, levels of emissions reductions and the scope and types of emissions regulated. These limits may have the effect of increasing our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions and delays if clean energy alternatives are not readily available in adequate amounts when required. Moreover, alternative energy sources, coupled with reduced investments in traditional energy sources and infrastructure, may fail to provide the predictable, reliable, and consistent energy that we, our suppliers and other businesses need for operations.

Meeting our obligations under existing ESG laws, rules, or regulations is already costly to us and our suppliers, and we expect those costs to increase as new laws are enacted, possibly materially. Additionally, we expect regulators to perform investigations, inspections and periodically audit our compliance with these laws and regulations, and we cannot provide assurance that our efforts or operations will be compliant. If we fail to comply with any requirements, we could be subject to significant penalties or liabilities and we may be required to implement new and materially more costly processes and procedures to come into compliance. Further, these laws are subject to unpredictable changes. Even if we successfully comply with these laws and regulations, our suppliers may fail to comply. We may also suffer financial and reputational harm if future customers require, and we are unable to deliver, certification that our products are conflict free. In all of these situations, our future customers may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenues and results of operations.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and consumers are also increasingly focused on corporate ESG practices. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet investors’ or other industry stakeholders’ evolving expectations and standards, including environmental stewardship, support for local communities, board of director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, potential customers and suppliers may be unwilling to do business with us and investors may be unwilling to invest in us. In addition, as we work to align our ESG practices with industry standards, we have expanded and will likely continue to expand our disclosures in these areas. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our reputation, business, financial performance, growth, and stock price may be adversely impacted.

We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.

In connection with the marketing or advertisement of our products and services, we could be the target of claims relating to false, misleading, deceptive, or otherwise noncompliant advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. If we rely on third parties to provide any marketing and advertising of our products and services, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

If we are found to have breached any consumer protection, advertising, unfair competition, or other laws or regulations, we may be subject to enforcement actions that require us to change our marketing and business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties, and adverse publicity that could cause reputational harm and loss of patient trust, which could have an adverse effect on our business.

Risks Related to our Intellectual Property

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We intend to protect our intellectual property rights, including our AI technology and related algorithms, through a combination of patent, trademark, copyright, and trade secret laws, as well as third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position.

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect a large part of our intellectual property and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file for a patent, we may be precluded from doing so at a later date.

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting and defending patents on our products and our future products in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Many countries do not protect intellectual property to the same extent as the U.S. or Europe, and their litigation processes differ. Competitors may successfully challenge or avoid our patents, or manufacture products in countries where we have not applied for patent protection. Changes in the patent laws in the U.S. or other countries may diminish the value of our patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of our patent rights are uncertain and unpredictable.

Furthermore, the patent positions of medical device companies involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. The issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. There can be no assurance that any of our patents, any patents licensed to us, or any patents which we may be issued in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. Further, there can be no assurance that we will have adequate resources to enforce our patents. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods.

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend our patent rights, if any, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Moreover, advances in AI technology may generate developments that existing IP laws do not adequately protect. The legislative and regulatory environment is out of our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, and growth. Some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us.

We also may seek to rely on protection of copyright, trade secrets, know how, and confidential and proprietary information. We generally enter into confidentiality and non-compete agreements with our employees, consultants, and collaborative partners upon their commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition, and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. Further, other parties may independently develop substantially equivalent know-how and technology.

We currently own registered trademarks for our BNA Platform, and we intend to rely on both registered and common law rights for our trademarks in the future. There can be no assurance that our future trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews, or other proceedings are, have been, and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope, or non-infringement of certain proprietary rights claimed by third parties to be pertinent to the manufacture, use, or sale of our products or provision of our services. These types of proceedings are unpredictable and may be protracted, expensive, and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products and provide our services, require us to seek a license for the infringed product or technology, or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products or providing our services. Any of these results from litigation could adversely affect our business, financial condition, and results of operations.

Successful cybersecurity attacks, data breaches, unapproved use of machine learning or AI tools, or other security incidents could result in the loss of IP and key technological advantages. Security incidents could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, patient, or other third party data; theft or import of sensitive, regulated, or confidential data including personal information and IP, such as key innovations in AI; the loss of access to critical data or systems through ransomware; and business delays.

If we infringe or violate the patents or proprietary rights of other parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited.

Our commercial success also depends upon our ability, and the ability of any third party with which we may partner, to develop, manufacture, market and sell our products, if approved, and use our patent-protected technologies without infringing the patents of third parties. Extensive litigation over patents and other intellectual property rights is common in the medical device industry.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products, or by covering the same or similar technologies that may affect our ability to market our products. For example, we may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

We may therefore in the future be the subject of patent or other litigation. From time to time, we may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, and we take necessary steps to ensure that we do not infringe on the rights of others, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings, and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected. Intellectual property litigation or claims could force us to cease developing, selling or otherwise commercializing one or more of our products; to pay substantial damages for past use of the asserted intellectual property; and redesign, or rename in the case of trademark claims, our product(s) to avoid such third party rights, which may not be possible or which could be costly and time-consuming. Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure to secure trademark registrations could adversely affect our ability to market our products and operate our business.

Any future trademark applications in the United States and any other jurisdictions where we may file may not be allowed registration, and we may not be able to maintain or enforce our registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our products and our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the medical device industry, we may employ individuals who were previously employed at other companies similar to ours, including our competitors or potential competitors. We may become subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired for a product, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor or an author. For example, we may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate AI solutions into our BNA platform, services, and features, and these applications are important in our operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Our use of AI and machine learning is subject to risks related to flaws in our algorithms and datasets that may be insufficient or contain biased information. The development of AI technologies is complex, and there are several challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models used in our AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. There is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of our platform. These failures could result in reputational damage, legal liabilities, or loss of user confidence, which could materially affect our business.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of patients and users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Legislative and governmental activity in the privacy area may result in new laws or regulations that are applicable to us and that may hinder our business, for example, by restricting use or sharing of patient data, limiting our ability to provide certain data to our customers, limiting our ability to develop or modify our AI systems, or otherwise regulating AI and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance.

General Risks Related To Us

We may not continue to meet the continued listing requirements of Nasdaq, which could result in a delisting of our common stock.

Our common stock is listed on Nasdaq. While we are currently in compliance, WaveDancer has been in the past been, and we may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common stock on Nasdaq. For instance, on August 8, 2024, WaveDancer received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (the “Staff”) indicating that in the former WaveDancer’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024, WaveDancer reported stockholders’ equity of $1,708,520 for the period ended March 31, 2024, which did not comply with Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Additionally, as previously reported, in a decision dated November 14, 2023, a Nasdaq Hearings Panel (the “Panel”) confirmed that we had regained compliance with the Minimum Stockholders’ Equity Requirement for a prior outstanding deficiency under the Minimum Stockholders’ Equity Requirement as related to the WaveDancer’s stockholders’ equity for the period ended March 31, 2023. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 14, 2024, which would require the Staff to issue a Delist Determination Letter in the event that WaveDancer, prior to the consummation of the Merger, or we, following the consummation of the Merger, failed to maintain compliance with the Minimum Stockholders’ Equity Rule. On August 13, 2024, we received a notice from the Nasdaq Stock Market LLC indicating that following the Staff’s review of the Merger, the Staff determined that we now comply with the Minimum Stockholders’ Equity Requirement and that the matter is now closed.

While we have regained compliance with the continued listing requirements for Nasdaq, it cannot be assured that we will continue to do so. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Additionally, if we are unable to list on Nasdaq, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our securities are delisted from trading on Nasdaq, and we are not able to list its securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for its securities;

●

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for us; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or to obtain additional financing in the future.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the merger. Furthermore, if we fail to realize the intended benefits of the Merger, the market price of our common stock could decline to the extent that the market price reflects those benefits.

The market price of our common stock may be subject to significant fluctuations and volatility, and the stockholders of the company may be unable to resell their shares at a profit and may incur losses.

Prior to the Merger, there has not been a public market for our common stock. The market price of our common stock could be subject to significant fluctuation. The previous business of WaveDancer differs from our business in important respects and, accordingly, our results of operations and the market price of our common stock following the Merger may be affected by factors different from those currently affecting the results of operations of WaveDancer. Market prices for securities of life sciences and medical technology companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	investors reacting negatively to the effect of our business and prospects from the Merger;

●	the announcement of new products, new developments, services or technological innovations by us or our competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

●	conditions or trends in the life sciences and medical technology industries;

●	changes in the economic performance or market valuations of other life sciences and medical technology companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;

●	sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	volatility in the market prices and trading volumes of the life sciences and medical technology stocks;

●	our ability to finance our business;

●	ability to secure resources and the necessary personnel to pursue our plans;

●	failure to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;

●	investigations by regulators into our operations or those of our competitors;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments.

We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We have a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100 million and we have a public float of less than $700 million.

Our Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its current or former directors, officers or employees arising pursuant to any provision of the DGCL or the Charter or the Bylaws, (iv) any action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may issue additional equity securities in the future, which may result in dilution to existing investors.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner it determines. If we sell additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

All of WaveDancer’s outstanding shares of common stock, and any shares of WaveDancer common stock that were issued in the Merger are, freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates, as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us and would include persons such as our directors and executive officers and large stockholders. In turn, resales, or the perception by the market that a substantial number of resales could occur, could have the effect of depressing the market price of our common stock.

The concentration of the capital stock ownership with our insiders will likely limit the ability of our stockholders to influence corporate matters.

Following the Merger, our executive officers, directors, five percent or greater stockholders, and the respective affiliated entities beneficially own approximately 43% of our outstanding common stock. As a result, these stockholders, acting together, have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

Certain stockholders could attempt to influence changes, which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time to time seek to acquire a controlling stake, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could disrupt our operations and divert the attention of the Board and senior management from our business and operations. These actions could adversely affect our operations, financial condition and the value of our common stock.

The sale or availability for sale of a substantial number of shares of common stock of could adversely affect the market price of such shares.

Sales of a substantial number of shares of common stock in the public market and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. As of November 11, 2024, we had approximately have outstanding approximately [ ] shares of common stock outstanding, without giving effect to the Reverse Stock Split, excluding securities underlying options and warrants, and based on the Exchange Ratio of 0.1040. This includes the shares being issued to our stockholders as merger consideration, which may be resold in the public market immediately without restriction. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors or officers or the availability of these securities for future sale will have on the market price of our common stock.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our common stock could decline.

The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the life sciences and medical technology industries, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrades our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. Additionally, if securities analysts publish negative evaluations of competitors in the life sciences and medical technology industries, the comparative effect could cause our stock price to decline.

Our management will be required to devote substantial time to comply with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs relative to those of we incurred as a private company, and will make some activities more time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of its internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). Our compliance with these requirements will require that we incur substantial accounting and related expenses and expend significant management efforts. We will likely need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to us. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

We may not be able to timely and effectively implement controls and procedures required by Section 404 that are applicable to us as public company.

The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If management is not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and cause the market price of our common stock to decline.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although WaveDancer and Private Firefly had conducted due diligence on each other prior to the consummation of the Merger, there can be no assurances that their diligence revealed all material issues that may be present in our business, that all material issues through a customary amount of due diligence will be uncovered, or that factors outside of our control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our Board, and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders.

We are subject to the anti-takeover provisions of Delaware law, including Section 203 of the DGCL. Under these provisions, which became effective upon the closing of the Merger, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three (3) years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning fifteen percent (15%) or more of our outstanding voting stock during the past three (3) years, subject to certain exceptions as described in Section 203 of the DGCL.

We do not anticipate that we will pay any cash dividends in the foreseeable future.

The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.

An active trading market for our common stock may not develop.

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market exists. An active trading market for shares of our common stock may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult for investors to sell their shares either without depressing the market price for the shares or at all.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See “Index to Exhibits” following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

3.2	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration on Form S-1, filed with the SEC on September 27, 2024).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).

4.4	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration on Form S-1, filed with the SEC on September 27, 2024).

4.5	Form of Broker Warrant (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration on Form S-1, filed with the SEC on September 27, 2024).

10.1#	Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

10.2#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

10.3#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

10.4	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

10.5+

Securities Purchase Agreement, dated as of July 26, 2024, by and among the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).

10.6#

Employment Agreement, dated as of August 19, 2024, by and between Firefly Neuroscience, Inc. and David Johnson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).

31.1*	Certificate of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**

Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+

Certain of the exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFLY NEUROSCIENCE, INC.

Date: November 14, 2024	By:	/s/ Jon Olsen
Jon Olsen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Krzywicki
Paul Krzywicki
Chief Financial Officer
(Principal Financial and Accounting Officer)