Form 10-K
period 2024-12-31
FIREFLY NEUROSCIENCE, INC.
filed 2025-04-03
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-41092

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 25, 2025, there were a total of 11,622,952 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIREFLY NEUROSCIENCE, INC.

Annual Report on Form 10-K

Year Ended December 31, 2024

PART I

INTRODUCTORY NOTES

Use of Terms

“2024 Plan” means the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan.

“AI” means artificial intelligence.

“Arena” refers to Arena Business Solutions Global SPC II, Ltd, an exempted company limited by shares incorporated under the laws of the Cayman Islands.

“BNA Platform” means Firefly’s FDA-510(k) cleared Brain Network Analytics software platform.

“Board” means the Board of Directors of Firefly.

“Broker Warrants” means the warrants to purchase shares of Common Stock issued to certain brokers as compensation in connection with certain transactions consummated prior to the Merger.

“Bylaws” means the Amended and Restated Bylaws of Firefly Neuroscience, Inc.

“Charter” means the Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc.

“Closing Date” means August 12, 2024, the closing date of the Merger.

“Common Stock” means the shares of common stock of Firefly Neuroscience, Inc., par value $0.0001 per share.

“December 2024 Purchase Agreement” means that certain Securities Purchase Agreement, dated as of December 20, 2024, between the Company and  Helena.

“EEG” means electroencephalograms.

“Effectiveness Date” means February 6, 2024, the date on which the SEC declared the registration statement on Form S-4 (File No. 333-276649) effective.

“ELOC Purchase Agreement” means that Purchase Agreement, dated as of December 20, 2024, by and between the Company and Arena.

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

“Exchange Ratio” means 0.1040, the ratio in which the shares of WaveDancer Common Stock were converted to shares of Firefly Common Stock.

“FDA” means the U.S. Food and Drug Administration.

“GAAP” means U.S. generally accepted accounting principles.

“Helena” refers to Helena Special Opportunities LLC, an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor.

“Merger” means the reverse merger transaction contemplated by the Merger Agreement.

“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of November 15, 2023, as amended by that certain Amendment No. 1 on January 12, 2024, and that certain Amendment No. 2 on June 17, 2024, by and among Firefly Neuroscience, Inc. (formerly known as WaveDancer, Inc.), FFN Merger Sub, Inc. and Firefly Neuroscience 2023, Inc. (formerly known as Firefly Neuroscience, Inc.)

“Nasdaq” means the Nasdaq Capital Market.

“FFN” or “Merger Sub” means FFN Merger Sub, Inc., a Delaware corporation.

“Firefly” means Firefly Neuroscience, Inc., a Delaware corporation (formerly known as WaveDancer, Inc. prior to the consummation of the Merger).

“PIPE Investors” means the investors signatory to the Securities Purchase Agreement in the Private Placement.

“PIPE Shares” means the shares of Common Stock issued and sold in the Private Placement pursuant to the Securities Purchase Agreement.

“Pre-Funded Warrants” means the pre-funded warrants to purchase up to an aggregate of 504,324 shares of Common Stock at an exercise price of $0.0001 per share, issued to the PIPE Investors in the Private Placement.

“Private Firefly” means Firefly Neuroscience, Inc. a company incorporated under the State of Delaware

“Private Placement” means the private placement transaction contemplated by the Securities Purchase Agreement, which closed on August 12, 2024, simultaneously with the closing of the Merger.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the U.S. Securities Act of 1933, as amended.

“Securities Purchase Agreement” means that certain Securities Purchase Agreement to purchase shares of Common Stock, Pre-Funded Warrants and Warrants of Firefly, dated as of July 26, 2024, by and between Firefly and the purchasers named therein.

“Series C Financing” means a series of private placement transactions of Series C Units conducted by Private Firefly between October 17, 2023, and June 30, 2024.

“Series C Preferred Stock” means the shares of Series C Preferred Stock, par value $0.0001 per share, issued to investors to Series C Financing.

“Series C Units” means the shares of Series C Preferred Stock and Series C Warrants issued in connection with the Series C Financing.

“Series C Warrants” means the warrants to purchase shares of Common Stock issued as part of the Series C Units to investors in Series C Financing.

“Series D Warrants” means the warrants to purchase shares of Common Stock issued as compensation to certain consultants of Private Firefly for prior consulting services rendered.

“Warrants” means the warrants to purchase up to an aggregate of 823,530 shares of Common Stock at an exercise price of $0.71 per share, issued to the PIPE investors in the Private Placement.

“Warrant Shares” means, collectively, the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the Warrants, the Series C Warrants, the Series D Warrants and the Broker Warrants.

“WaveDancer” means WaveDancer, Inc., a Delaware corporation (which was renamed Firefly Neuroscience, Inc. in connection with the Merger).

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

We are not responsible for the information contained in this report. This report includes industry and market data that we obtained from independent third-party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Part II. Item 1A. “Risk Factors”. These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;
●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;
●	the impact of dilution on our stockholders, including through the issuance of additional equity securities in the future;
●	the impact of our ability to realize the anticipated tax impact of the Merger;
●	the outcome of litigation or other proceedings may become subject to in the future;
●	delisting of our Common Stock from Nasdaq or the failure for an active trading market to develop;
●	the failure of our altered business operations, strategies and focus to result in an improvement for the value of our Common Stock;
●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;
●	our limited operating history;
●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for its BNA Platform, both within and outside of the U.S.;
●	challenges that we may face with maintaining regulatory approval, if achieved;
●	the impact of the concertation of capital stock ownership with our insiders on stockholders’ ability to influence corporate matters.
●	the impacts of future acquisitions of businesses or products and the potential to fail to realize intended benefits of such acquisition;
●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;
●	our dependence on third parties;
●	challenges we may face with respect to our BNA Platform achieving market acceptance;
●	the impact of pricing of our BNA Platform;
●	patient and product variability may produce misleading BNA results
●	emerging competition and rapidly advancing technology in our industry;
●

our ability to obtain, maintain and protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;
●	our ability to generate sufficient revenue to achieve and sustain profitability;
●	the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and
●	the other factors set forth in the section of this report in Part II. Item 1A. “Risk Factors”.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II. Item 1A. “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under Part II. Item 1A. “Risk Factors”.

●	We are in the development stage with minimum revenues and have no operating history in the broad commercialization of medical devices or platforms for consumer use.
●	Our financial statement footnotes and auditors opinion include disclosure regarding the substantial doubt about our ability to continue as a going concern.
●	We may be unable to raise additional capital, which could harm our ability to compete.
●	We are subject to operating risks, including excess or constrained capacity and operational inefficiencies, which could adversely affect our results of operations.
●

If we are not successful in enhancing awareness of our BNA platform, driving adoption across our current target population and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.

●

Our commercial success will depend on the future adoption of the BNA platform into patient work streams in clinics. If we are unable to successfully drive interest in our BNA Platform, our business, financial condition and results of operations would be harmed.

●	We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.
●	Use of our BNA Platform requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.
●	We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.
●	We may not be able to achieve or maintain satisfactory pricing and margins for our BNA Platform, which could harm our business and results of operations.
●	Future sales of our BNA Platform may depend on healthcare providers’ or patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.
●	Complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.
●	We may not receive the necessary authorizations to market our BNA Platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.
●

Since our BNA Platform uses cloud-based information systems and the exchange of information between patents and doctors, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.

●	The implementation of tariffs on foreign countries may increase operating costs and costs to acquire necessary equipment
●	The formation of the Department of Government Efficiency ("DOGE") may impact the FDA and other agencies that could have a negative impact on our product development
●	The formation of the Department of Government Efficiency ("DOGE") may impact funding our customers rely upon
●

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock.

●	Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
●	We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
●	It is not possible to predict the actual number of shares of the Common Stock we will sell under the ELOC Purchase Agreement to Arena, or the actual gross proceeds resulting from those sales.
●

The sale and issuance of our Common Stock to Arena will cause dilution to our existing shareholders, and the sale of Common Stock acquired by Arena or the perception that such sales may occur could cause the price of our Common Stock to fall.

●	Arena will pay less than the then-prevailing market price for the Common Stock, which could cause the price of the Common Stock to decline.
●

Our management team will have broad discretion over the use of the net proceeds from the sales of our Common Stock to Arena, if any, and investors may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

●

Substantial future sales or issuances of the Common Stock or securities convertible into, or exercisable or exchangeable for, the Common Stock, or the perception in the public markets that these sales or issuances may occur, may depress our stock price. Also, future issuances of the Common Stock or rights to purchase Common Stock could result in additional dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

PART I

ITEM 1.         BUSINESS.

Overview

We are an Artificial Intelligence (“AI”) technology company developing innovative neuroscientific solutions with goals to improve brain health outcomes for patients with mental illnesses and neurological disorders. Our FDA-510(k) cleared BNA™, or Brain Network Analytics, is an advanced neurophysiological assessment tool that uses AI and machine learning to analyze EEG data recorded during rest and cognitive activity. It may enhance neurological assessments by providing objective, data-driven insights that allow for the early and longitudinal detection of neurophysiological deviations. These insights into brainwave patterns underlying cognitive function may help in tailoring personalized treatment plans and improving patient outcomes more effectively than traditional EEG analysis.

Most neurological disorders affect the neurophysiological state of brain networks. BNA™ has the potential to detect these subtle changes, aiding the management of various cognitive and neurological disorders where cognitive functions are impacted. This can include but is not limited to: Mood and anxiety disorders as well as neurodevelopmental and neurodegenerative diseases and brain injuries. While it offers significant benefits in these areas, BNA™ is may be most effective when integrated into a comprehensive diagnostic and treatment approach.

We have taken a period of 15 years and an investment of more than $60 million, to develop the software, compile the requisite database of brain wave tests, gain patent protection, and receive Federal Drug Administration (“FDA”) clearance to market and sell the BNA Platform. The BNA Platform is a software as a medical solution that was developed using AI through unsupervised machine learning (via clustering analysis) on our extensive proprietary database of standardized, high-definition longitudinal electroencephalograms (“EEG”) of over 18,000 patients representing twelve disorders, as well as clinically healthy normal patients. The AI algorithms underlying the BNA platform play a crucial role throughout the workflow by automating complex computational tasks during the following steps of data analysis: (1) data pre-processing, (2) data segmentation, (3) clustering data, (4) functional modeling of the data and (5) single subject matching and scoring. These algorithms find and measure patterns of brain activity, identify locations and measure intensity over time and lastly compare the data generated to an age-matched normative database. Clustering data further aids in breaking down the dataset by grouping subjects based on EEG outputs and identifying key characteristics of the cluster such as age, gender, alertness or dominant hand.

As of the date of this filing, the BNA Platform has been developed and is in the early stages of a commercial launch. We believe there is potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics. In concert with the commercialization of BNA Platform, we are collaborating with neuroscience drug development companies to support their clinical strategies. We plan to generate revenue through two segments: through the use of BNA Platform by United States health care professionals and through collaborations with pharmaceutical companies in support of neuroscience drug development. The proposed business model for healthcare provider clinics consists of a base service fee for licensing the product and a per use fee based on volume. The proposed business model for pharmaceutical companies will be tailored to each customer based on the volume and costs associated to provide such services. In order to commercially launch to the medical community, the company has hired sales staff, conducted soft launches into a number of strategic accounts and plans to continue marketing efforts to secure new accounts. In the first half of 2025, the company will focus on targeted outreach and client engagement to commercialize the BNA Platform in the clinics segment. Using its database of potential customers and external lead generating services, the company will identify key targets in select markets and connect with them through personalized emails and calls to schedule meetings with decision-makers. The sales team, equipped with marketing materials, case studies, peer-reviewed publications, and knowledge gained from our current research partners, will present the platform’s benefits and practical applications during these meetings. Follow-up efforts, including addressing questions and offering assistance by our Clinical Support Team, will aim to build strong client relationships and drive adoption of the platform.

The clinical utility of EEG technology to support better outcomes for patients with mental illnesses and cognitive disorders has been well documented. Historically, clinical adoption of EEG by medical professionals, including psychiatrists, neurologists, nurse practitioners and general practitioners, has been limited due to the complexity of interpreting EEG recordings and the inability to practically compare a patient’s brain electrophysiology to that of a clinically normal age-matched patient. Firefly believes that without defining a standard deviation to the norm, it is not possible to objectively assess brain electrophysiology. By establishing an objective baseline measurement of brain electrophysiology, the BNA Platform enables clinicians to optimize patient care, leading to improved outcomes for people suffering from mental illnesses and cognitive disorders.

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

Our Strategy

We are dedicated to transforming brain health with the goal of advancing diagnostic and treatment approaches for people suffering from neurodegenerative diseases, disorders, and cognitive impairment and injuries. Firefly’s strategy is to develop state-of-the-art technologies that bridge the gap between neuroscience and clinical practice. Firefly’s next steps to realize this strategy include: Commercially launching the BNA Platform to medical professionals, including neurologists, psychiatrists, nurse practitioners, and general practitioners in the United States. Firefly believes that there are significant clinical, societal, and economic benefits that maybe realized when BNA Platform is used as part of a regular patient management protocol. Firefly aims to realize these benefits by providing medical professionals and their patients with objective, comparative data of brain electrophysiology. Poor outcomes associated with the treatment of disorders often result from the subjective, trial and error approach to patient treatment.

Firefly believes that by providing clinicians with the ability to compare a patient’s brain electrophysiology (as defined by BNA results to its FDA-cleared normative age-matched database will give both the clinician and the patient an objective baseline comparison of their brain electrophysiology that could aid in the diagnosis and optimization of the patient’s treatment pathway. This strategy is supported by the fact that real-world clinical use of the BNA Platform has shown that, when used as part of a patient management protocol, patients showed improved response rates, enhanced therapy compliance, and reduced non-responder rates and a reduction in the need for medication switching.

There is a strong motivation for medical professionals, looking to improve outcomes, to integrate the BNA Platform into their clinics. The BNA Platform could be new recurring revenue stream opportunity for the medical practitioner while providing new patient management strategies. In addition, the adoption of the BNA Platform represents an opportunity to offer a perceived competitive advantage in their market.

Performing research and clinical studies to identify clinically relevant biomarkers that could support diagnosis and possibly identify patients who are most likely to positively respond to a certain drug or treatment. Firefly is continuously improving the BNA Platform by actively analyzing its comprehensive database, which includes clinical and behavioral data, to discover biomarkers that may support diagnosis and optimize patient care pathways. In doing so, Firefly intends to empower the practitioners to apply principles of precision medicine to improve outcomes for people suffering from mental illnesses and cognitive disorders. By utilizing the Company’s ML pipeline to analyze its database, it could be possible to identify patterns (EEG-based biomarkers) that are useful for predicting treatment outcomes (predictive biomarkers), predicting disease progression (prognostic biomarkers) and monitoring treatment effects (monitoring biomarkers). Leveraging such biomarkers could inform patient selection and stratification in clinical trials in a way that could optimize trial design, leading to improved outcomes while reducing the cost and time it takes to obtain approval for the drug.

Partnering with leading drug development companies in the central nervous system (“CNS”) space in support of clinical research and companion diagnostics. Firefly is focused on growing its CNS pharmaceutical company partnerships for drug development. Based on the work Firefly has done with pharmaceutical companies like Novartis, Takeda Pharmaceutical Company Limited, Bright Mind Bioscience and others, Firefly believes that EEG data, processed by the BNA Platform, may be effective in CNS drug development by providing objectively measured brain activations that indicate normal or pathological neuronal processes. The BNA-based EEG data may be used as objective endpoints for pharmacokinetic-pharmacodynamic modelling. Moreover, by measuring electrophysiology commonly associated with cognitive functions, BNA biomarkers may also assist in understanding the drug’s effects in the cognitive domain and identifying adverse cognitive events. By enabling a quantitative and objective measurement of the change in brain electrophysiology following a treatment, drug developers could further optimize dose selection for next phases of development.

Management believes that through integration of the BNA Platform into drug development strategies, CNS pharmaceutical companies may realize significant savings of both cost and time by understanding a drug’s effect better and targeting patients who will respond better to the drug (patient enrichment). Improving patient targeting and effects on patient populations segments could lead to demonstrable improvement in clinical efficacy.

Many new CNS drugs being developed are considered to be high cost, often having annual costs of tens of thousands of dollars. There is considerable resistance from healthcare providers, governments, and Insurers to absorb the high cost of new CNS drugs without knowing who is most likely to benefit from the drug. Firefly believes that biomarkers represent a significant opportunity for drug development companies and practicing medical professionals. For drug development companies, conducting clinical trials with patients who are more likely to respond positively to the drug (patient enrichment) may reduce the clinical trial size required to show positive clinical outcomes (efficacy) and significantly reduce the cost and speed of clinical trials. Furthermore, the ability to show increased efficacy of the drug within a targeted patient group could expedite regulatory approval and provide justification for the cost of the new drug with payors. In concert with Firefly’s commercialization strategy, medical professionals who integrate the BNA Platform into their clinic maybe able to prescribe the drug to their patients who will benefit the most based on the companion diagnostic criteria.

Considering strategic acquisitions. Firefly may consider strategic acquisition opportunities where such transactions may accelerate Firefly’s market positioning through horizontal or vertical integration, expanding capacity, or gaining intellectual property that strengthens its competitive advantage.

Firefly believes that it is in a position to drive the adoption of objective assessment of brain electrophysiology in clinical practice by making the BNA Platform accessible to medical professionals in the United States and other countries around the world. Initial clinical use of the BNA Platform has demonstrated improvements in patient outcomes. Based on this, Firefly believes that the BNA Platform has the potential to deliver benefits within the healthcare system to a broad range of stakeholders - patients, clinicians, and payors.

Our Solution - The BNA Platform

Our Database

The BNA Platform is an FDA 510(k) cleared product and is a direct result of applying data science AI and ML expertise to Firefly’s extensive proprietary database of standardized, high-definition longitudinal EEG recordings of over 18,000 (80,000 BNA assessments) patients spanning 35,000 visits representing twelve disorders, as well as clinically normal patients.

Firefly’s proprietary database will continue to grow with each use of the BNA Platform in the clinical and research settings, which, through its application of AI and ML, allow for insights to continuously evolve and improve with the goal of continually increasing the value proposition of the BNA Platform to clinicians and pharmaceutical company clients. Firefly believes that this virtuous cycle could result in future product development, like biomarkers that can potentially drive the commercial adoption of the BNA Platform to a wider universe of medical professionals, and also enhance its value proposition to drug development companies.

The BNA Platform

The BNA Platform is intended for the post-hoc statistical analysis of the human electroencephalogram (EEG), utilizing both resting-state EEG and Event-Related Potentials (“ERP”) in a patient’s response to outside stimuli during various states of alertness, disease, diagnostic testing, treatment, surgery, or drug related dysfunction. An ERP is an electrical potential recorded from the nervous system following the presentation of a stimulus (e.g., as part of a cognitive task). An ERP signal consists of typical ERP components - positive or negative voltage spatiotemporal peaks within the ERP waveform that are measured within one second post-stimulus presentation. Each ERP component reflects the activity of brain networks responsible for different cognitive functions.

The system consists of the following components: a computer environment; EEG data input software algorithms for BNA calculations; a report generator and a functionality for data transfer and storage. In the first step EEG data is measured using a dedicated, commercially available, and FDA-cleared EEG system, which complies with the BNA Platform specifications. The BNA Platform processes and analyzes the data using Firefly’s BNA Algorithm (as further described below). Lastly, the results are compiled into individualized reports that provide clinicians with objective insight into brain electrophysiology. Each incremental scan further supports the growth of Firefly’s reference database. The steps are described in further detail below.

Figure 1. Overview of the BNA Platform Process

Measure - EEG Data

The BNA Platform is intended to analyze EEG data recorded at rest (“Resting-EEG”) and during the performance of two conventionally used ERP tasks: the Auditory Oddball (“AOB”) and the Visual Go-No-Go (“VGNG”). The EEG is recorded continuously while the patient is at rest with eyes-closed or performs one of the ERP tasks. The acquisition site is asked to provide reliable samples of artifact-free digital EEG for purposes of analysis. After the recording, the artifact-free EEG data is automatically imported into the BNA™ Platform This is useful to clinicians as the information from the Resting-EEG and ERP tasks are complementary to each other in many ways. The BNA Platform thus empowers clinicians by providing them with a multi-perspective, objective evaluation of the patient’s brain function in one product.

Figure 2. EEG Data Inputs

Analyze - The BNA Algorithm

After the recording, the artifact-free EEG data is imported into the BNA Platform and is automatically analyzed by the algorithm (the “BNA Algorithm”).  EEG and ERP data quality is assessed through an automatic calculation of various metrics (e.g., correct response, noisy/flat electrodes, length of clean signal, test-retest reliability), followed by a manual review of major issues detected during the previous process.

The BNA Algorithm detects and quantifies the characteristics of EEG and ERP peaks, and behavioral performance: (AOB task: P50, N100, P200, P3a, P3b; VGNG task: P200, N200, P3a, P3b).

EEG spectral analysis – absolute and relative power in delta, theta, alpha and beta frequency bands, and alpha peak frequency.

●	Absolute power: the average of the raw PSD within the frequency band of interest, calculated per electrode.
●	Relative power: calculated by dividing the power in each frequency band by the total power of all frequencies, per electrode.
●	Alpha peak frequency: calculated as the weighted average of the frequency sample points within the alpha band (8-12 Hz), taking the power values as weights, per electrode.

AOB and VGNG Tasks – Event-Related Potential (ERP) and behavioral performance analysis.

●	Brain Network Analytics (BNA) is used to detect the following ERP components:
●	VGNG: N200, P200, P3a, P3b
●	AOB: P50, N100, P200, P3a, P3b
●	BNA scores represent these ERP components in terms of amplitude (in microvolts) and latency (in milliseconds), and Neural Consistency (1- ERP variability).
●

Behavioral performance measurements are extracted from the AOB and VGNG tasks, including mean of accuracy, response times (with standard deviation), omission (missed responses to stimuli that required a response) and commission (incorrect responses to stimuli that did not require a response) errors. These behavioral measures complement the ERP measures in assessing cognitive function and are included in the analysis.

The BNA Algorithm then leverages Firefly’s normative database to extract potentially clinically meaningful clinical information from EEG data.

EEG recordings are high-dimensional and complex. This is the result of the dynamic spatiotemporal nature of the neurophysiological signals. For example, the event-related potential wave measured at first, at a relatively focal location in time and space on the scalp, and then it evolves and propagates in the cortex while its amplitude changes simultaneously.

Traditional methods for EEG and ERP analysis follow waveform morphology over time at selected electrode locations, using either time-domain or frequency-domain tools, while neglecting the spatiotemporal dynamics associated with the electric field at the scalp. Moreover, focusing on a specific electrode or subset of electrodes, the traditional methods ignore the expected variability between patients in terms of where the ERP component appears on the scalp due to natural differences between cortex and scalp anatomy. The aim of the BNA Algorithm is to improve the accuracy of the ERP component detection by considering the spatiotemporal nature of the signal. It achieves this improvement by parceling the EEG activity into major spatiotemporal events - ERP peaks and their surrounding - spatiotemporal parcels.

The key strengths of the BNA Algorithm are:

1.

Adaptive peak detection - the ERP peaks are detected in a more patient-specific way, by incorporating some degree of freedom in both time and space in a way that is proportional to the normal variability in time and space of the ERP peaks.

2.

Displaying ERP-peak location - due to the adaptive peak detection by the BNA Algorithm, the ERP peak is identified and displayed in the BNA report on a topographical map together with the group ERP-peak position. This adds potentially clinically useful information to the physician.

3.

Neural-Consistency score - another unique feature of the BNA report is the presentation of the Neural-Consistency score. Since this is a differentiating score, the Company will describe here shortly what this score is and why Firefly believes it is important.

Since the ERP signal is an average of multiple single-trial ERP signals which can differ largely from each other, assessing the consistency between them may provide complementary functional information to the average measure. As part of the new peak-analysis, the algorithm calculates a new score - ‘Neural Consistency’ based on the similarity of the amplitude activation between single-ERP trials. The score is calculated based on averaging the inter-single trials variability of the ERP-peak and its surrounding points.

Act - Individualized Reports

The results of the data processed by the BNA Algorithm are compiled into individualized easy-to-read reports that provide clinicians with objective insight into brain electrophysiology:

●	ERP Report
●	Behavioral Report
●	Summary Report
●	Resting-EEG Report

Scores are presented as z-scores based on comparing the patient to an age-matched relevant reference group based on Firefly’s proprietary standardized longitudinal normative database. This presentation expresses the differences between the patient and the reference group. The reports are intended to be used by clinicians to enable the evaluation of the patient’s brain activity during a specific task compared to an age-range matched reference group.

The following diagram breaks down the components of Firefly’s normative database that underpins the BNA Platform:

Figure 4. Components of the BNA Platform normative database.

The BNA Platform is a clinical decision support software tool that assists with the interpretations of Resting-State EEG and ERP results, where EEG- and ERP-based examinations are indicated and carried out by a qualified health care professional.

The core of the BNA Platform is a unique reference dataset to which the individual patient is compared. The reference database contains ERP recordings in response to the Auditory Oddball (AOB) and Visual Go No-Go (VGNG) tasks and Resting-State EEG collected from healthy volunteers. The database also includes demographic data and relevant clinical data (based on patient self-report and medical records, neuro-psychological questionnaires when problems were suspected, urine tests to rule out drug abuse and breath tests to rule out alcohol use) enabling adjudication of brain health status.

The Reference group was generated so that each age-bin contained a sample size of at least 120 eligible cases. For ERP analysis, groups were divided to reflect normality for similar electrophysiology The Reference-Group Database for the AOB and VGNG tasks is divided into the following age groups: 25-35, 35-50, 50-65, 65-75, and 75-85 years for VGNG, and 12-14, 14-16, 16-18, 18-25, 25-35, 35-50, 50-65, 65-75, and 75-85 years for AOB.

For the Resting-State EEG, the high volume of samples permitted the creation of reference groups in a higher 0.5-year resolution. Each reference group includes at least 200 individuals selected by their age proximity to the declared age-range of the group. This resulted in 133 reference groups for the ages 12-85 years. Patients are compared to the reference group based on their age proximity to the group.

Wherever the data was normally distributed, the reports present scores as Z-Scores indicating the differences between the patient and the age-matched reference group selected from Firefly’s reference database. A Z-Score is a statistical measure indicating how far a specific value is from the mean of the reference group. A positive or negative Z-Score suggests that a score is bigger or smaller than the mean of the group, respectively.

The 68%, 95%, 99.7% rule specifies the percentage of scores that fall within the ranges of ± 1, ± 2, ± 3, respectively. Figure 24 illustrates this concept. A score outside a range of ± 2 is commonly considered potentially meaningful in the clinic. Only about 5% of the population would have a result outside this range.

Often a score outside the range of ± 2 is considered potentially meaningful in the clinic. The rationale for this is the statistical definition of the central 95% of a distribution as the "normal" range, causing scores to fall outside this range to be considered “extreme” ( (Crawford, 2002); (Curtis, 2016)).

Most of the scores presented in the Behavioral Report showed a skewed distribution within the reference groups. As a conversion into Z-Scores is not appropriate for skewed distributions, the corresponding scores are presented as raw scores and the 25th-percentile limit is marked on the report as a reference value.

Figure 5. The BNA Platform Database

Real-World Evidence for the BNA Platform Clinical Utility

The findings presented in 2023 white paper study “Brain Network Analytics (BNA) in the Psychiatric Practice: Real-Life Data Analysis” by Charlotte Baumeister, Ph.D., with analysis by Offir Laufer, Ph.D., support the potential of the BNA Platform to transform psychiatric care by automating the analysis of EEG data. The comprehensive research involved a cohort of 2,253 patients seeking treatment at a prominent psychiatric and multispecialty clinic in the United States. The study demonstrated that the BNA Platform improved disease management in psychiatric patients suffering from major depressive disorder (MDD), generalized anxiety disorder (“GAD”), and ADHD.

The study has unveiled valuable insights into how the BNA Platform may revolutionize disease management in the field of psychiatry. Key highlights from the research include:

●

Enhanced Treatment Compliance: Patients grappling with depression, who underwent therapy guided by BNA, exhibited a significant 15% increase in their adherence to MDD treatment protocols, encompassing both antidepressant medications and Transcranial Magnetic Stimulation (TMS).

●

Decreased Medication Alteration Necessity: The study demonstrated a noteworthy reduction of over 50% in the requirement to switch antidepressant medications among the patient population. This emphasizes the potential of the BNA Platform in optimizing medication selection and dosing.

●

Amplified Improvements in General Functionality: Individuals diagnosed with MDD, GAD, and ADHD experienced more than double the improvement in their overall general functioning when receiving BNA-guided interventions. This suggests that BNA Platform has the potential to comprehensively enhance patients' quality of life and daily functioning.

●

Elevated Rates of Antidepressant Response: The application of the BNA Platform was associated with a notable 10% increase in antidepressant response rates, signaling its potential to augment the effectiveness of traditional treatment approaches.

●

Reduction in Non-Responder Rates: Among MDD patients, the study observed a significant 17% decrease in the rate of treatment non-responders, indicating that the BNA Platform holds promise in mitigating treatment resistance and improving positive outcomes.

The study thus demonstrated that the BNA Platform represents a potentially significant advancement in patient care in a real world setting and addresses some of the challenges associated with EEG utilization by medical professionals.

By automating EEG analysis and providing comprehensive insights into brain electrophysiology, the BNA Platform has the potential to revolutionize disease management, enhance treatment outcomes, and improve the overall well-being of patients with mental illnesses and cognitive disorders. Based on the real-world results highlighted above, Management believes that the societal impact of better outcomes for patients suffering from mental illnesses and cognitive disorders is substantial and the associated cost savings to healthcare systems and payors could be significant. Firefly intends to study the potential health economic benefits associated with the above findings to support rapid adoption of the BNA Platform into standard patient management protocols.

Research and Development

Firefly focuses its research and development efforts on advancing the treatment of patients suffering from mental illnesses and cognitive disorders. These efforts may be enhanced by the relationships that Firefly has developed with neurologists, psychiatrists, neuroscientists, and other experts. Firefly believes the BNA Platform may drive a better standard of care for patients suffering from mental illnesses and cognitive disorders.

Firefly’s research and development activities may encompass basic research and product development. Firefly’s research and development team has biomedical engineering, neuroscience, software development, project management, data science, and AI and ML expertise. Firefly believes the strength and strategic vision of its research and development team will continue to drive Firefly’s leadership position in the category of advancing the understanding of brain electrophysiology in support of better outcome for Firefly’s target patient population leveraging EEG hardware with the BNA Platform.

Firefly’s near-term research and development efforts are focused on continuing to improve the BNA Platform, enhancing the patient and provider experience, and expanding the population of patients that can be assessed with the BNA Platform. Since inception, Firefly’s research and development activities have resulted in significant improvements to the BNA Platform, Firefly’s first clearance and predicate device to the BNA Platform dates back to 2014 when Firefly received Class II medical device 510(k) clearance from FDA for the BNA Analysis System, with indication for use in individuals 14 to 24 years of age. In December 2020, Firefly received Class II medical device 510(k) clearance from the FDA for Firefly’s current product, the BNA Platform, with indication for use in individuals 12 to 85 years of age.

Additionally, Firefly’s near-term development pipeline includes potential enhancements that leverage its normative database, growing the database, advanced data analysis, ML and AI capabilities to enable medical professionals to enhance their clinical assessments, and to enable drug development companies to improve the success of their drug development programs, potentially bringing new drugs to market faster while reducing the cost and risk.

Market Opportunity

The market for the BNA Platform and Firefly’s future products is vast and growing significantly. According to the World Health Organization, in 2019, 1 in every 8 people, or 970 million people around the world were living with a mental disorder, with anxiety and depressive disorders being the most common. The economic burden of people suffering from depression alone in the United States was estimated at $326.2 billion for the year 2020. As our societies age, the number of cases of mental illness and cognitive disorders is projected to increase, along with the associated economic costs. For example, the number of people with dementia is estimated to increase from 57.3 million cases globally in 2019 more than 150 million cases in 2050. Yet, despite the growing need for effective treatment and substantial unmet treatment needs, CNS drug development remains costly, with the cost of developing a new drug typically ranging from $10 to 15 billion per drug, with CNS drugs having the lowest success rate of all other drug categories.

One of our initial areas of commercial focus will be on the sale of the BNA Platform to neurologists in the United States. Based on assumptions regarding the use of the BNA Platform by neurologists in the United States, this market segment potentially represents a total addressable market (TAM) of approximately $800,000,000 based on the following figures (based on the number of neurologists in the United States currently performing EEGs, the number of times such neurologists may perform a BNA analysis and approximate number of working days per year, summarized as follows).

According to data from Definitive Healthcare for 2023, there are 22,115 neurologists in the United States, of which 8,278 are currently performing EEGs. Our business model and TAM assumes that neurologists in the United Sates currently performing EEGs will perform a BNA analysis on average of two times per day over approximately 250 working days per year. Currently, our model assumes that a clinician will be invoiced approximately $200 for each BNA analysis.

Firefly believes that improving outcomes for people suffering from mental illnesses and cognitive disorders requires objective measurement. The clinical benefit of using EEG to understand how a person’s brain is functioning has been studied for decades. However, Firefly believes that, due to the complexity and time required to analyze and interpret EEG recordings, the inability to compare EEG recordings to what is clinically normal, and the inability to track changes over time, the clinical use of EEG has been limited. The BNA Platform holds the potential to transform brain health by allowing integration of EEG testing and analysis into patient care pathways to provide clinicians with an objective tool that may help them diagnosis and assess treatment efficacy, objectively and quickly. In addition, through Firefly’s research and development initiatives, the Company believes that by introducing biomarkers that could diagnose illnesses or disorders, it would assist in identifying what treatment will provide the most benefit for the patient and may drive adoption by clinicians and payors.

Through ongoing research of Firefly’s growing database, using the BNA Platform, Firefly aspires to enter other markets including, executive medical health and wellness for consumers who want to more actively manage their healthcare and lifestyles.

Firefly plans to offer its BNA Platform on a recurring revenue model basis. In addition, Firefly plans to provide EEG recording equipment on a monthly rental or purchase basis or as part of a bundle price. Driving adoption in the specialty of neurology may enable Firefly to reach its full potential. For this reason, Firefly plans to initially adopt a direct selling model that is supported by field based clinical specialists and medical affairs personnel. As adoption progresses, supported by clinical validation, biomarkers and improvements to the BNA Platform, Firefly aims to partner with national distributors that complement Firefly’s target markets, including EEG companies and installed bases of EEG systems in use today by medical professionals.

In concert with the commercialization of the BNA Platform to medical professionals, Firefly plans to actively engage with drug development companies and develop extensive strategic partnerships to support their drug development strategies. As of January 1, 2023, there were 187 trials assessing 141 unique treatments for Alzheimer’s disease. As of January 4, 2023, there were more than 160 pharmaceutical companies developing drugs to treat mental illnesses. In order to take full advantage of the opportunity in the CNS drug development market, Firefly intends to invest in business development resources focused on the CNS drug development sector.

Competition

Firefly’s industry is competitive and has been evolving rapidly with the introduction of new products and technologies as well as the market activities of industry participants. The BNA Platform is indicated for use in individuals 12 to 85 years of age for the post-hoc statistical analysis of the human electroencephalogram, including event-related potentials and Firefly currently markets its device to qualified medical professionals. Firefly competes against other companies that have developed AI-driven platforms, in the target market of neurological disorders.

Firefly believes that the BNA Platform is a paradigm shift on the approach to treating cognitive disorders, mental illnesses, injuries to the brain and degenerative diseases. Firefly’s believes its BNA Platform offers distinct advantages, including its FDA-cleared BNA Algorithm for data analysis, its proprietary extensive normative age matched database underpinning the BNA Platform, and the ability of the BNA Platform to generate individual reports that clinicians may use to optimize patient care. Firefly believes the BNA Platform may become a standard of care tool in addressing the primary unmet needs in mental illness and cognitive disorders today. Firefly also believes that the BNA Platform has a wide range of additional applications, including the ability to leverage data gathered through BNA sessions for additional clinical insight, pharmaceutical drug development and new product development. The longitudinal nature of the data, along with clinical disease context, provides many future development opportunities.

Furthermore, EEG technology, in concert with BNA Platform, represents a scalable, low-cost solution when compared to other imaging technologies that assess brain electrophysiology, such as functional magnetic resonance imaging (fMRI).

Intellectual Property

Firefly’s commercial success depends in part on its ability to obtain and maintain intellectual property protection for the BNA Platform and any future products, to prevent others from infringing, misappropriating, or otherwise violating its intellectual property rights, to defend and enforce its intellectual property rights, and to operate without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others. Firefly actively seeks to protect intellectual property that it believes is important to its business, which includes patents covering the components of the BNA Platform and the methods used for optimizing the therapy that the BNA Platform delivers. Firefly also seeks patent protection for other processes and inventions that are commercially or strategically important to developing and maximizing the value of its enterprise. Firefly takes steps to build and maintain the integrity of its brand, for example, with trademarks and service marks, and Firefly seeks to protect the confidentiality of trade secrets that may be important to the development of its business. Firefly relies on a strategy that combines the use of patents, trademarks, trade secrets, know-how, and license agreements, as well as other intellectual property laws, employment, confidentiality and invention assignment agreements, and contractual protections, to establish and protect its intellectual property rights.

Patents

Our patents and patent applications assert claims generally related methods and systems. Specifically, there are multiple patent families relating to (i) ERP processing algorithms and the comparison to a reference group and estimation of brain electrophysiology based on the comparison; (ii) prediction of TMS treatment outcome; (iii) method and system for estimating brain concussion; (iv) method and system for managing pain; (v) method for brain stimulation tool configuration. As of December 31, 2023, we owned eight issued U.S. patents, which have expiration dates ranging from November 2028 to November 2037. We own one issued patent in Japan and there are currently patent applications pending in each of Australia, Canada, China, European Union and Israel, which, if issued, are expected to expire in 2037.

The anticipated expiration dates are without taking into account all possible patent term adjustments, extensions, or abandonments, and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. We continue to evaluate our intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect our technology. We cannot ensure that patents will issue from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors. The patent positions of medical device companies like ours are generally uncertain and involve complex legal, scientific, and factual questions. The protection afforded by a patent varies on a product-by-product basis, from jurisdiction-to-jurisdiction, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments and extensions, the availability of legal remedies, and the validity and enforceability of the patent.

In addition, the coverage claimed in a patent application can be significantly narrowed before the patent is issued, and patent claims can be reinterpreted or further altered even after patent issuance. We cannot predict whether the patent applications we are currently pursuing will issue as patents or whether the claims of any issued patents will provide sufficient protection from competitors. A competitor could develop systems, devices, or methods of manufacture or treatment that are not covered by our patents. Accordingly, our ability to stop third parties from commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, maintaining, defending, and enforcing patent claims that adequately cover our inventions.

Our commercial success will also depend, in part, on not infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. Third parties own numerous patents in the U.S. and in jurisdictions outside the U.S. with claims directed to inventions in the fields in which we operate or plan to operate. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, seek licenses, cease certain activities, or participate in US Patent and Trademark Office ("USPTO") proceedings. Moreover, such licenses may not be available on commercially reasonable terms or at all. Our breach of any license agreements or failure to obtain a license necessary to our business may have a material adverse impact on us.

Trademarks

Our trademark portfolio is designed to protect the brands of our BNA Platform and any future products. As of December 31, 2024, we own one trademark registration for “BNA” in the United States and other countries, including Israel, Switzerland, European Union, Canada, and India. The trademark is also registered with World Intellectual Property Organization.

Trade Secrets

We also rely on trade secrets relating to our product and technology, including our data processing algorithms, and we maintain the confidentiality of such proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how by entering into confidentiality and invention assignment agreements with employees, contractors, consultants, suppliers, customers, and other third parties, who have access to such information. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances.

For more information regarding the risks related to our intellectual property, please see “Risk Factors-Risks Related to Our Intellectual Property.”

Manufacturing

Our BNA Platform is hardware-agnostic and we do not manufacture any compatible hardware.

Employees

As of March 31, 2025, we have thirteen full-time employees and one contractor.

None of Firefly’s employees are represented by a labor union or covered by collective bargaining agreements, and Firefly considers its relationship with its employees to be good.

Government Regulation

Our products (including our BNA Platform) are considered medical devices, and, accordingly, are subject to rigorous regulation by government agencies in the United States and other countries in which we intend to sell our products. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

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

FDA Regulation

In the U.S., numerous laws and regulations govern the processes by which medical devices are developed, manufactured, brought to market and marketed. These include the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations issued by FDA, among others. Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification (“510(k) clearance”), granting of a de novo request, or approval of an application for premarket approval (“PMA”). In general, under the FD&C Act, medical devices are classified in one of three classes on the basis of the controls necessary to reasonably assure their safety and effectiveness. A medical device’s classification determines the level of FDA review and approval to which the device is subject before it can be marketed to consumers:

●

Class I devices, the lowest-risk FDA device classification, include devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to FDA’s medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting, and, for some products, adherence to good manufacturing practices through FDA’s Quality System Regulations.

●

Class II devices, moderate-risk devices, also require compliance with general controls and in some cases, special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. These special controls may include performance standards, particular labeling requirements, or post-market surveillance obligations. While most Class I devices are exempt from the 510(k) premarket notification requirement, typically a Class II device also requires pre-market review and 510(k) clearance as well as adherence to the Quality System Regulations/good manufacturing practices for devices.

●

Class III devices, high-risk devices that are often implantable or life-sustaining, also require compliance with the medical device general controls and Quality System Regulations, and generally must be approved by FDA before entering the market through a PMA application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

Our BNA Platform is a Class II medical device, which was cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process for the post-hoc statistical analysis of the human electroencephalogram, including ERP in December 2020. The marketing and distribution of the BNA Platform, is subject to continuing regulation and enforcement by FDA and other government authorities, which includes product listing requirements, medical device reporting regulations. If FDA finds that we have failed to comply with any legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution.

The 510(k) Process

Under the 510(k) process, the applicant must submit to FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, and for which a PMA is not required, a device that has been reclassified from Class III to Class II or Class I, or another commercially available device that was cleared through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

After a 510(k) premarket notification is submitted, FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, FDA will refuse to accept the 510(k) notification. If it is accepted for filing, FDA begins a substantive review. By statute, FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device.

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and extensive regulatory requirements may continue to apply. These include but are not limited to:

●	annual and updated establishment registration and device listing with FDA;
●	restrictions on sale, distribution, or use of a device;
●

labeling, advertising, promotion, and marketing regulations, which require that promotion is truthful, not misleading, and provide adequate risk disclosures and directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses (i.e., indications that are inconsistent with or beyond the scope of the applicable FDA approval or clearance) and impose other restrictions on labeling;

●	clearance or approval of product modifications to legally marketed devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use;
●	correction, removal, and recall reporting regulations, and FDA’s recall authority;
●	complying with the federal law and regulations requiring Unique Device Identifiers on devices; and
●	post-market surveillance activities and regulations, which apply when deemed by FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
●

FDA has broad regulatory compliance and enforcement powers. If FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
●	recalls, withdrawals, or administrative detention, or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
●	withdrawing 510(k) clearances or PMA approvals that have already been granted;
●	refusal to grant export or import approvals for our products; or
●	criminal prosecution.

International Regulation

Many countries throughout the world have established regulatory frameworks for marketing and commercialization of medical devices. As a designer and marketer of medical devices, we are obligated to comply with the respective frameworks of these countries to obtain and maintain access to these global markets. The frameworks often define requirements for marketing authorizations which vary by country. Failure to obtain appropriate marketing authorization and to meet all local requirements, including specific quality and safety standards in any country in which we currently market our products, could cause commercial disruption and/or subject us to sanctions and fines. Delays in receipt of, or a failure to receive, such marketing authorizations, or the loss of any previously received authorizations, could have a material adverse effect on our business, financial condition and results of operations.

There is currently no premarket government review of medical devices in the European Economic Area (“EEA”). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The new regulations, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.; and
●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

We received our European CE mark, indicating that we affirm our product’s conformity with European health, safety and environmental protection standards, in 2021.

Healthcare Regulatory Laws

Within the United States, our products are subject to extensive regulation by a wide range of federal and state agencies that govern business practices in the medical device industry. These laws include federal and state anti-kickback, fraud and abuse, false claims and physician payment transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or part by Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced price items and services. Among other things, the Anti-Kickback Statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate, in order to have committed a violation. Further, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs. Commercial payors may also bring a private cause of action for treble damages against a manufacturer for a pattern of causing false claims to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to or approval by the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. In addition, the federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. Various states have also enacted false claim laws analogous to the federal civil False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, among other things, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.

Additionally, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians and certain other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of Personally Identifiable Information (“PII”), including health information. Among others, the federal Health Insurance Portability and Accountability Act of 1996, as amended by HITECH, and their implementing regulations, which we collectively refer to as HIPAA, establish privacy and security standards that limit the use and disclosure of Protected Health Information (“PHI”) and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form, among other requirements.

Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule which requires notification to affected individuals and HHS, and in certain cases to media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

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

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. On November 3, 2020, the California Privacy Rights Act of 2020 (“CPRA”), which amends the CCPA and adds new privacy protections that became effective on January 1, 2023, was enacted through a ballot initiative. While information we maintain that is covered by HIPAA may be exempt from the CCPA, other records and information we maintain on our patients may be subject to the CCPA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.

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

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the GDPR, governing data practices and privacy in the E.U., became effective and replaced the data protection laws of the individual member states. GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform members about how we may use their personal data, increased controls on profiling members, and increased rights for members to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated. Outside of the E.U., there are many other countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency.

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

Corporate History and Structure

Firefly’s corporate history began in April 2006 with the formation of Elminda Ltd, a company organized under the laws of the State of Israel, for the purpose of developing a system to provide clinicians with an objective assessment of brain electrophysiology to support better outcomes for people with mental illnesses and cognitive disorders.

Firefly spent over ten years building a significant database of standardized longitudinal EEG brain scans using clinically defined paradigms that captured patients brain activity while resting and while activated (evoke response potential). Firefly collected this data in over 100 sites, over 20 countries, and over 40 studies. Significant time and resources went into analyzing and interpreting the data as well as preparing for an FDA 510k application process.

On May 2, 2014, management of Firefly Neuroscience Ltd. incorporated a new wholly owned subsidiary company named “Elminda Inc.” in the State of Delaware for the purpose of initiating the company’s United States marketing and distribution activity.

In July 2014, Firefly received Class II medical device 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the BNA Analysis System, the predicate device to the BNA Platform, with indication for use in individuals 14 to 24 years of age.

In September 2014, the company received the Conformity European approval for the BNA Platform allowing use in European Economic Area.

In December 2020, Firefly received Class II medical device 510(k) clearance from the FDA for Firefly’s current product, the BNA Platform, with indication for use in individuals 12 to 85 years of age.

On April 13, 2022, the name of Elminda Inc. was changed to “Elminda 2022 Inc.”

On April 21, 2022, management of Firefly Neuroscience Ltd. incorporated a new wholly owned subsidiary company named “Elminda Inc.” for the purpose of re-domiciling the company to enhance access to capital markets.

On July 5, 2022, Elminda Ltd. became a subsidiary of Elminda Inc. via a share exchange agreement wherein Elminda Inc. issued shares to shareholders of Elminda Ltd. against shares of Elminda Ltd.

On September 15, 2022 and October 24, 2022 management changed the name from Elminda Inc. and Elminda Ltd, respectively, to “Firefly Neuroscience, Inc.” and “Firefly Neuroscience Ltd.”, respectively.

On the August 12, 2024, pursuant to the Merger Agreement, FFN merged with and into Firefly Neuroscience, Inc., with Firefly Neuroscience, Inc. surviving the merger as a wholly owned subsidiary of WaveDancer, Inc. On the Closing Date (i) pursuant to the Amended and Restated Certificate of Incorporation of WaveDancer, we changed our name to Firefly Neuroscience, Inc. and (ii) pursuant to an amendment to its Certificate of Incorporation, Firefly changed its name to Firefly Neuroscience 2023, Inc. and (iii) Firefly and FFN filed the Certificate of Merger with the State of Delaware.

The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws contain certain provisions relating to limitations of liability and indemnification of directors and certain officers, provide advance notice procedures for stockholder proposals at stockholder meetings, and other matters. See “Description of Capital Stock– Anti-Takeover Provisions” in Exhibit 4.1 to this Annual Report on Form 10-K and Item 10. “Directors, Executive Officers and Corporate Governance – Limitation on Liability and Indemnification of Directors and Certain Officers”.

Our fiscal year ends on December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to the Company’s Business, Operations and Industry

We are facing significant liquidity risks that raise substantial doubt about our ability to continue as a going concern.

We have incurred recurring losses and experienced negative cash flows from operations since our inception, and we may continue to incur operating losses. For the fiscal year ended December 31, 2024, we had an accumulated deficit of $87.1 million and negative cash flows from operating activities of approximately $6.2 million. We have generated minimal revenue to date, and our ability to generate recurring revenue depends on the successful commercialization of our BNA Platform, which remains in the early stages of market adoption.

Our financial position raises significant liquidity concerns. Our existing capital resources may be insufficient to fund our operations for the next twelve months, and we may be unable to realize our assets or discharge our liabilities in the normal course of business. These conditions raise substantial doubt about our ability to continue as a going concern. To mitigate these risks, we are actively pursuing additional capital through equity or debt financings and implementing cost-reduction measures. However, there is no assurance that we will be able to secure such funding on favorable terms or at all. Failure to obtain additional financing would materially and adversely affect our ability to continue operations and could force us to delay, reduce, or eliminate our commercialization efforts, product development activities, or other key initiatives.

Our continued existence is dependent on our ability to raise additional capital and ultimately achieve and maintain profitable operations. Even if we are successful in raising additional funds, our expenses may exceed expectations, or we may deplete our available capital resources more quickly than anticipated. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2024, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, which may further impair our ability to raise capital and negatively impact investor confidence.

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

Our operations may be impacted by natural disaster and may adversely impact our business and operating results as well as those of our potential customers and suppliers.

Natural disasters and other extreme weather events may impact us and our potential customers, as well as suppliers critical to our operations. Natural disasters include earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, and other extreme weather conditions that can cause deaths, injuries, and critical health crises, power outages, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures, materials scarcity, price volatility and other ramifications.

The frequency and severity of such events can vary over time and by region. Regardless of their cause, natural disasters and extreme weather may pose ongoing operational and financial risks to us and others within our supply chain. These events can lead to facility shutdowns, shipping and logistics disruptions, increased insurance or operating costs, and potential loss of revenue.

In addition, changes in the broader economic environment due to environmental factors may affect the supply, demand, or availability of energy and other critical resources used in our operations. Any of these factors could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to the BNA Platform

If we are not successful in enhancing awareness of our BNA Platform, driving adoption across our current target population and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.

Our business currently depends primarily on our ability to successfully market our BNA Platform, which involves successfully launching our commercialization program, increasing adoption of and driving utilization our BNA Platform by target clinicians, namely neurologists in the United States. We are aiming to increase awareness about our BNA Platform, as well as grow the number of clinicians that utilize our BNA Platform after the launch of our commercialization program, but there can be no assurance that we will succeed.

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

Our initial market entry strategy is focused on neurologists in the United States. Once we commence a broad commercialization program of our BNA Platform, we will face competition in the market for our BNA Platform from competing technologies, and we expect competition from new companies that may enter the market or introduce new technologies in the future. Third-party payors may encourage the use of competitors’ products due to lower costs of competing products or alternatives. Additionally, treating neurologists may promote the use of other competitors’ products or alternative therapies.

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

We believe that the competitive advantages of our BNA Platform will be important factors in our future success. Our continued success depends on, among other things, our ability to:

●	successfully launch our commercialization program to target clinicians (i.e. neurologists in the United States);
●	drive awareness to increase the number of mental illness and cognitive impairment patients referred to target clinicians, namely neurologists in the United States;
●	attract and retain skilled research, development, sales, marketing and clinical personnel;
●	continue to innovate in order to improve our BNA Platform and enhance the patient and provider experience;
●	adequately predict product performance;

●	obtain and maintain regulatory clearances and approvals, including for expanded indications;
●	cost-effectively market and sell our BNA Platform;
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

Patient and product variability may produce misleading BNA results

Misled clinical decision due to incorrect score results is a known risk and is continually mitigated. EEG is subject to external “noise” or artifact that contaminates waveforms such as Electrical grid; nearby medical/other devices which cause interference in frequencies near EEG frequencies., or excessive patient movement. Artifact-free data cannot always be guaranteed. This variability may lead to customer dissatisfaction which could harm our sales, business, financial condition, and results of operations.

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

As of the date of this report, we have thirteen full time employees and one contractor. As our sales and marketing strategies evolve and as we launch commercialization of our BNA Platform, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We could be affected by potential changes to healthcare laws, rules and regulations, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion and contraction. All federal and state government health care programs, including for example Medicare, Medicaid and the ACA, may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. The results of the 2024 federal election, including the election of President Trump and Republican control of both houses of Congress, may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. In addition, the staff of the Department of Government Efficiency (the "DOGE"), an executive administrative agency created by the second Trump Administration, have been provided access to key payment and contracting systems at CMS to look for opportunities for improving efficiency and to identify fraud and ineffective use of resources. While we cannot predict the actions of the DOGE, there is a possibility that changes will be made to CMS spending, which could ultimately affect our financial condition and results of operation.

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

Cybersecurity incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation, or exposing us to liability.

We receive, process, store, and transmit, often electronically, data of our customers and others which may be confidential. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records, or could cause interruptions in our operations. These cybersecurity risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems, and procedures, and those of our third-party service providers, may be vulnerable to security breaches, phishing scams, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors, or other similar events which may disrupt our delivery of services or expose the confidential information of the Company, our customers and others. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential information of our customers or others, whether by us or a third party, could: (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; or (iii) expose us to liability to our customers, third parties, or government authorities. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks related to out Intellectual Property

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

Economic and trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where components of our products may be sourced, such as China, could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive industry, the U.S. imposed tariffs on imports of certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Further, the U.S. administration recently has proposed and begun to enact additional or enhanced tariffs in various jurisdictions relevant to our business. Implementation of tariffs or other restrictive trade measures by the United States and potentially reciprocally by other countries subject to such to tariffs remains highly uncertain. Due to the global nature of our business, specifically in the jurisdictions impacted by the recent tariffs announcements, if the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, our results of operations could be materially negatively impacted, both directly and indirectly through negative effects to our supply chain, as a result of increased costs, decreased demand and other adverse economic impacts, and we may not be able to successfully mitigate or offset such impacts. Depending upon their implementation and duration, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, reduced sales and disruption in our supply chain. Furthermore, additional trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures, which could further increase the cost of our products, disrupt our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

In addition, various countries regulate cross-border transactions of certain products through import permitting and licensing requirements. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our suppliers and vendors, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and a denial or curtailment of importing or exporting activities. Complying with U.S. export, sanctions and import laws, including ongoing and rapidly changing sanctions against certain countries, regions, governments and related persons and entities, may be time consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. export, sanctions or import laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the sale of complementary products in the U.S. and international markets, and require us to spend resources to seek necessary alternatives, or, in some cases, prevent the export or import of complementary products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.

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

General Risks Related To Us

Our limited access to sufficient funding may hinder our ability to conduct planned operations and realize potential profits.

To date, we have primarily funded our operations through the sale of equity securities and the issuance of convertible notes. These funding sources have been critical to supporting our ongoing research and development initiatives, maintaining our workforce, and financing our early commercialization efforts. However, the capital we have raised to date has not been sufficient to cover our long-term operational needs, and we continue to rely on external funding to sustain and grow our business. Although we have had success in raising funds previously, the availability of capital markets is subject to a variety of factors beyond our control, including macroeconomic conditions, investor sentiment, and market volatility.

There is no assurance that future financing will be available to us on acceptable terms. Market conditions or changes in our financial performance may limit our ability to attract new investment. If we are unable to raise sufficient funds through equity or debt financing or other strategic alternatives, we may be forced to delay, scale back, or discontinue our product development and commercialization efforts, reduce our workforce, or suspend or curtail planned operations altogether.

Moreover, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2024, includes a statement that substantial doubt exists about our ability to continue as a going concern, which may also limit our ability to access the capital markets or obtain favorable financing terms. The going concern qualification may raise concerns among potential investors, creditors, and business partners, making it more challenging to secure future funding or enter into strategic relationships. Without adequate financing, we may be unable to achieve our planned milestones, capitalize on market opportunities, or execute our growth strategy in a timely and effective manner.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or stockholder to us or our stockholders, (iii) any action asserting a claim against the Company, its current or former directors, officers or employees arising pursuant to any provision of the DGCL or the Charter or the Bylaws, (iv) any action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

We will issue additional equity securities in the future, which may result in dilution to existing investors.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We will, from time to time, sell additional equity securities in one or more transactions at prices and in a manner it determines. If we sell additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

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

Our executive officers, directors, five percent or greater stockholders, and the respective affiliated entities beneficially own approximately 20% of our outstanding Common Stock. As a result, these stockholders, acting together, have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

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

Sales of a substantial number of shares of Common Stock in the public market and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. As of March 25, 2025 we have approximately 11,622,952 shares of Common Stock outstanding, without giving effect to the Reverse Stock Split, excluding securities underlying options and warrants, and based on the Exchange Ratio of 0.1040. This includes the shares being issued to our stockholders as merger consideration, which may be resold in the public market immediately without restriction. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors or officers or the availability of these securities for future sale will have on the market price of our Common Stock.

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

As a non-accelerated filer, we will not be required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; and the company is not eligible to use the requirements for a “smaller reporting company” under the revenue test in paragraph (2) or (3)(iii)(B), as applicable, of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way as an “accelerated filer” except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

A non-accelerated filer is not required to file an auditor attestation report on internal control over financial reporting that is otherwise required under Section 404(b) of the Sarbanes-Oxley Act.

Therefore, our internal control over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price for our common stock may be negatively affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Prior to the Merger in August 2024, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In preparing our consolidated financial statements for the ended December 31, 2024, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as related to the (i) not having adequate Information Technology General Controls ("ITGC") or related Information Produced by Entity ("IPE") Controls, and (ii) lack of  segregation of duties

To remediate our material weaknesses, we expect to incur substantially more additional costs for addressing our material weaknesses and deficiencies. Our remedial measures will include: (a) developing, maintaining and revising impacted ITGC and IPE controls as necessary, including reviewing the names and functions of each individual involved in the overall control environment to ensure there is proper segregation of duties and (b) development of policies and procedures that require approval of journal entries by the appropriate supervisor of, or an individual that is in an oversight role to, the individuals who prepare them and retain such documentation.  We have commenced the implementation of several aforementioned remedial measures, which we expect to complete in 2025.

The implementation of any or all of these aforementioned measures, however, still may not fully address the material weaknesses in our internal control over financial reporting. Additionally, as most of our documentation will be prepared internally, we do not expect there to be significant material costs to implement our remedial measures. Our failure to correct the material weaknesses or our failure to discover and address any other material weaknesses or control deficiencies could result in inaccuracies and material misstatements in our financial statements, which could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. Material weaknesses could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price, and significantly hinder our ability to prevent fraud.

As a recently public company, we may not be able to timely and effectively implement controls and procedures required by Section 404 that are applicable to us as public company.

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

It is not possible to predict the actual number of shares of the Common Stock we will sell under the ELOC Purchase Agreement to Arena, or the actual gross proceeds resulting from those sales.

On December 20, 2024, we entered into the ELOC Purchase Agreement with Arena, pursuant to which Arena has committed to purchase up to $10,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. The Common Stock that may be issued under the ELOC Purchase Agreement may be sold by us to Arena at our discretion from time to time over the 36-month period beginning on the Commencement Date.

We generally have the right to control the timing and amount of any sales of our Common Stock to Arena under the ELOC Purchase Agreement. Sales of our Common Stock, if any, to Arena under the ELOC Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Arena all, some or none of our Common Stock that may be available for us to sell to Arena pursuant to the ELOC Purchase Agreement.

Because the purchase price per share to be paid by Arena for our Common Stock that we may elect to sell to Arena under the ELOC Purchase Agreement, if any, will fluctuate based on the market prices of our Common Stock at the time we elect to sell shares to Arena pursuant to the ELOC Purchase Agreement, if any, it is not possible for us to predict, as of the date of this filing and prior to any such sales, the number of our Common Stock that we will sell to Arena under the ELOC Purchase Agreement, the purchase price per share that Arena will pay for shares purchased from us under the ELOC Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Arena under the ELOC Purchase Agreement.

Although the ELOC Purchase Agreement provides that we may sell up to an aggregate of $10,000,000 of our Common Stock to Arena, up to 2,934,666 Common Stock have been registered for resale under a prior registration statement . The number of Common Stock ultimately offered for resale by Arena is dependent upon the number of the shares of Common Stock, if any, we ultimately elect to sell to Arena pursuant to the ELOC Purchase Agreement.

If we elect to issue and sell to Arena pursuant to the ELOC Purchase Agreement more Common Stock than have been registered for resale in order to receive aggregate gross proceeds equal to an aggregate of $10,000,000 available under the ELOC Purchase Agreement, we will file with the SEC one or more additional registration statements to register under the Securities Act the resale by Arena of any such additional Common Stock we elect to sell to Arena from time to time under the ELOC Purchase Agreement, and the SEC must declare such additional registration statements effective before we can sell any additional Common Stock to Arena under the ELOC Purchase Agreement. Any issuance and sale by us under the ELOC Purchase Agreement of a substantial amount of Common Stock in addition to the 2,934,666 Common Stock already registered for resale could cause additional substantial dilution to our shareholders.

In addition, pursuant to the terms of the ELOC Purchase Agreement, (i) the number of Common Stock we will sell to Arena under each Advance Notice will not exceed the ELOC Beneficial Ownership Limitation which is 9.99% of the then total outstanding Common Stock and (ii) the aggregate number of Common Stock we will sell to Arena will not exceed the “Exchange Cap” which is 19.99% of the then outstanding Common Stock before such proposed sale, unless we obtain shareholders’ approval to issue shares in excess of the Exchange Cap.

Our inability to access a portion or the full amount available under the ELOC Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The sale and issuance of our Common Stock to Arena will cause dilution to our existing shareholders, and the sale of Common Stock acquired by Arena or the perception that such sales may occur could cause the price of our Common Stock to fall.

The purchase price for the Common Stock that we may sell to Arena under the ELOC Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

If and when we do sell shares to Arena, after Arena has acquired the shares, Arena may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to Arena by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of Common Stock to Arena, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Investors who buy shares at different times will likely pay different prices. Pursuant to the ELOC Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares of Common Stock sold to Arena. If and when we do elect to sell Common Stock to Arena pursuant to the ELOC Purchase Agreement, after Arena has acquired such shares, Arena may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Arena at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Arena as a result of future sales made by us to Arena at prices lower than the prices such investors paid for their shares. In addition, if we sell a substantial number of shares to Arena under the ELOC Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Arena may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Arena will pay less than the then-prevailing market price for the Common Stock, which could cause the price of the Common Stock to decline.

The purchase price of the Common Stock sold to Arena under the ELOC Purchase Agreement is derived from multiplying the market price of our Common Stock on Nasdaq by 88%. Our Common Stock to be sold to Arena pursuant to the ELOC Purchase Agreement will be purchased at a discounted price. As a result of the pricing structure, Arena may sell the Common Stock it receives immediately after receipt of such shares, which could cause the price of our Common Stock to decline.

Our management team will have broad discretion over the use of the net proceeds from the sales of our Common Stock to Arena, if any, and investors may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of our Common Stock to Arena, if any, and we could use such proceeds for purposes other than those contemplated at the time of commencement of this offering. Accordingly, investors will be relying on the judgment of our management team with regard to the use of those net proceeds, and investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Substantial future sales or issuances of the Common Stock or securities convertible into, or exercisable or exchangeable for, the Common Stock, or the perception in the public markets that these sales or issuances may occur, may depress our stock price. Also, future issuances of the Common Stock or rights to purchase Common Stock could result in additional dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

The conversion or exercise of our outstanding convertible or exercisable securities and resale of the underlying Common Stock, and any other future issuances of the Common Stock or securities convertible into, or exercisable or exchangeable for, the Common Stock, would result in a decrease in the ownership percentage of existing shareholders, i.e., dilution, which may cause the market price of the Common Stock to decline. We cannot predict the effect, if any, of future issuances, conversions, or exercises of our securities, on the price of the Common Stock. In all events, future issuances of the Common Stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities are likely to occur, or the perception that holders of securities convertible or exercisable for Common Stock are likely to sell their securities, could adversely affect the market price of the Common Stock. The effect of such dilution may be magnified as to all shares that are not or may eventually not be subject to restrictions on resale as enumerated below.

We also expect that significant additional capital may be needed in the future to continue our planned operations, including expanding research and development, hiring new personnel, marketing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks and Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third Parties on Risk Management

We engage a range of external experts, including consultants, auditors, and cybersecurity assessors, who assist us in evaluating and testing our cybersecurity systems and processes. These partnerships are intended to give us access to specialized knowledge and insights that can inform our cybersecurity strategies and processes, including as to industry-standard control frameworks and applicable regulations, laws, and standards.

Overseeing Third-Party Risk

As part of our evolving cybersecurity roadmap, we plan to implement and conduct security assessments of all third-party service providers before engagement and maintain ongoing monitoring to ensure compliance with relevant cybersecurity standards.

Risks from Cybersecurity Threats

We have not experienced any material cybersecurity incidents. As a result, we do not believe that risks from cybersecurity threats, have materially affected us, our results of operations and financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. See also “Risk Factors — Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business strategy and operating results.” As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

The Company’s management is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

The Company’s management is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Management implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, management will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2.	PROPERTIES.

We do not own any real property or facilities. In connection with the Merger, we assumed the lease of WaveDancer’s principal executive offices, which expired in November 2024. If we advance our business operations, we may seek to lease facilities of our own in order to support our operational and administrative needs. There can be no assurance that such facilities will be available, or that they will be available on suitable terms. Our inability to obtain such facilities could have a material adverse effect on our future plans and operations.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 4	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 12, 2024, the Merger closed, and on August 13, 2024, we began trading on Nasdaq under the ticker symbol “AIFF.” Prior to the listing, there was no public market for our Common Stock.

Number of Holders of Our Common Stock

As of March 25, 2025, there were approximately 380 holders of record of our Common Stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our Common Stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Part II. Item 1A. “Risk Factors – We do not anticipate that we will pay any cash dividends in the foreseeable future.”

Recent Sales of Unregistered Securities

During 2024, we did not sell any equity securities that were not subsequently registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the 2024 fiscal year. .

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This summary highlights selected information from this filing and may not contain all of the information that is important to you in making an investment decision. Before investing in our securities, you should carefully read this entire filing, including our financial statements and the related notes included in this filing and the information set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are an Artificial Intelligence (“AI”) technology company developing innovative neuroscientific solutions that improve brain health outcomes for patients with mental illnesses and neurological disorders. Our FDA-510(k) cleared Brain Network Analytics software platform (the “BNA Platform”) is focused on advancing diagnostic and treatment approaches for people suffering from mental illnesses and cognitive disorders, including depression, dementia, anxiety disorders, concussions, and attention-deficit/hyperactivity disorder. We have invested a substantial amount of time and resources to develop the software, compile the requisite database of brain wave tests, gain patent protection, and receive Federal Drug Administration (“FDA”) clearance to market and sell the BNA Platform. The BNA Platform is a software as a medical solution that was developed using AI through unsupervised machine learning (via clustering analysis) on our extensive proprietary database of standardized, high-definition longitudinal electroencephalograms (“EEG”) of over 18,000 patients representing twelve disorders, as well as clinically normal patients. The BNA Platform, in conjunction with an FDA-cleared EEG system, may provide clinicians with comprehensive insights into brain function (cognition). These insights could enhance a clinician’s ability to accurately diagnose mental illnesses and cognitive disorders and assist in evaluating what therapy or drug is best suited to optimize a patient’s outcome.

As of the date of this filing, the BNA Platform has been developed and is in the pre-commercial stages, but has not yet been launched widely. However, we are currently planning to undertake a commercial launch of the BNA Platform in 2025. We do not expect that additional development costs to achieve this commercial launch will be material. We believe there is potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics. In concert with the commercialization of BNA Platform, we are collaborating with neuroscience drug development companies to support their clinical strategies. We plan to generate revenue through two segments: through the use of BNA Platform by United States neurologists and through collaborations with pharmaceutical companies in support of neuroscience drug development. The proposed business model for neurological clinics consists of a base service fee for licensing the product and a per use fee based on volume. The proposed business model for pharmaceutical companies will be tailored to each customer based on the volume and costs associated to provide such services. In order to commercially launch to the medical community, the company has hired sales staff, conducted soft launches into a number of strategic accounts and plans to continue marketing efforts to secure new accounts. In 2025, the company will focus on targeted outreach and client engagement to commercialize the BNA Platform in the clinics segment. Using its database of potential customers, the company will identify key targets in select markets and connect with them through personalized emails and calls to schedule meetings with decision-makers. The sales team, equipped with marketing materials, case studies, peer-reviewed publications, and knowledge gained from our current research partners, are focused on presenting the platform’s benefits and practical applications during these meetings. Follow-up efforts, including addressing questions and offering support by our Neurological Team, will aim to build strong client relationships and drive adoption of the platform.

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

Our value proposition is supported by real-world use of the BNA Platform. Incorporating the BNA Platform as part of a patient management protocol demonstrated improved response rates, enhanced therapy compliance, reduced non-responder rates and a reduction in need for medication switching among patients. Further, we believe that our extensive clinical database, when combined with advanced AI, provides the opportunity to identify clinically relevant biomarkers that will support better patient outcomes through precision medicine and companion diagnostics. We expect to gather additional data through the clinical deployments and clinical studies conducted by drug companies. This additional data may allow us to discover new biomarkers and objectively measure the impact of therapeutic interventions on patients of different types, further enhancing our platform’s effectiveness. We believe that we will be able to enhance accurate diagnosis and predict what therapy or drug, or a combination thereof, may be best suited to optimize patient outcomes. This represents a paradigm shift in how clinicians manage patients with mental illnesses and cognitive disorders holding the potential to transform brain health.

Recent Developments

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

Private Placement

On July 26, 2024, prior to the consummation of the Merger, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell an aggregate of (i) 319,207 PIPE Shares, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 504,324 shares of our Common Stock, and (iii) warrants (the “Warrants”) to purchase up to 823,529 shares of Common Stock in the Private Placement. The purchase price of each PIPE Share and accompanying Warrant was $4.25 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $4.249. The Private Placement closed on August 12, 2024, substantially contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the transaction were approximately $3.5 million, before deducting estimated offering expenses payable by us.

Series C Financing

Between August 29, 2023 and December 31, 2024, we raised an aggregate of $3,039,000 from a private placement of 246,919 Series C units, which such Series C Units were comprised of shares of Series C Preferred Stock and warrants to purchase up to 246,786 shares of common stock, which were sold at a combined purchase price of $12.31 per Series C Unit. Each warrant has an exercise price of $24.62 per share (subject to adjustment from time to time in accordance with the terms thereof), is exercisable immediately upon issuance and expires at 4:30 p.m. (New York time) three years following the initial date of issuance.

The Convertible Promissory Note and Warrant Offering

On December 20, 2024, the Company entered into the December 2024 Purchase Agreement with Helena, pursuant to which Helena and the Company agreed to execute and deliver to Helena a convertible promissory note (the “December 2024 Note”) in the principal amount of $2,400,000 and a purchase price of $2,040,000, and common stock purchase warrant (the “December 2024 Warrant”) to initially purchase an aggregate of 800,000 shares of Common Stock. Pursuant to the December 2024 Purchase Agreement, the Company and Helena also entered into the December 2024 Registration Rights Agreement. On the same date, the closing under the December 2024 Purchase Agreement occurred, and the Company issued the December 2024 Note and the December 2024 Warrant to Helena. On February 14, 2025, the December 2024 Note was converted to 800,000 shares of Common Stock. On February 19, 2025, the December 2024 Warrant  were exercised, and 800,000 shares of Common Stock were issued to Helena.

The ELOC Purchase Agreement

On December 20, 2024, we entered into the ELOC Purchase Agreement with Arena. Pursuant to the ELOC Purchase Agreement, we have the right to sell to Arena up to $10,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement, from time to time during the term of the ELOC Purchase Agreement. Sales of our Common Stock pursuant to the ELOC Purchase Agreement, and the timing of any sales, are solely and exclusively at our option, and we are under no obligation to sell any securities to Arena under the ELOC Purchase Agreement.

In accordance with the ELOC Purchase Agreement, we have filed the registration statement with the SEC to register under the Securities Act the resale by Arena of up to 2,934,666 shares of Common Stock that we may elect, in our sole discretion, to issue and sell to Arena, from time to time from and after the Commencement Date (defined below) under the ELOC Purchase Agreement.

The net proceeds to us from sales that we elect to make to Arena under the ELOC Purchase Agreement, if any, will depend on the frequency and prices at which we sell our Common Stock to Arena. We expect that any proceeds received by us from such sales to Arena will be used for working capital and general corporate purposes.

The ELOC Purchase Agreement will automatically terminate on the earliest to occur of (i) the first day of the month following the 36-month anniversary of the Commencement Date, and (ii) the date on which Arena shall have purchased from us under the ELOC Purchase Agreement our Common Stock for an aggregate gross purchase price of $10,000,000, subject to the Exchange Cap. We may terminate the ELOC Purchase Agreement effective upon five trading days’ prior written notice to Arena; provided that (i) there are no outstanding Advance Notices, and the Common Stock under which have yet to be issued, and (ii) we have paid all amounts owed to Arena pursuant to the ELOC Purchase Agreement. The ELOC Purchase Agreement may be terminated at any time by the mutual written consent of the parties.

Units Offering

On March 28, 2025,  we entered into a private placement subscription agreement (the “Subscription Agreement”) with certain accredited investors (the “Subscribers”), pursuant to which we agreed to issue and sell $547,737 of units (each a “Unit” and, collectively the “Units”), at a purchase price of $3.00 per Unit (the “Units Offering”). Each Unit consists of (i) either (A) one share of Common Stock or (B) a prefunded warrant to purchase Common Stock to the extent that acquiring the shares of Common Stock instead of such prefunded warrants would have caused the Subscriber to own in excess of 4.99% of the shares of outstanding Common Stock on a post-issuance basis and (ii) one common stock purchase warrant to purchase Common Stock over thirty-six (36) months at an exercise price of $4.00 per share. On the same date, the closing under the Subscription Agreement occurred, and we issued the Units to the Subscribers.

The prefunded warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and may be exercised on a cashless basis. The prefunded warrants also contain a beneficial ownership limitation which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise, any portion of a prefunded to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

In connection with the Units Offering, we entered into a finder fee agreement with Canaccord Genuity Corp. (“Canaccord”), pursuant to which the Company will pay Canaccord at the closing of the Units Offering (i) a payment of up to 7.5% of the gross proceeds raised from subscriptions in the Units Offering from persons introduced to the Company by Canaccord, payable in cash; and (ii) the issuance of share purchase warrants (the “Finder’s Warrant”) of the Company to Canaccord of up to 7.5% of the Units subscribed for by person introduced to the Company by Canaccord. Each Finder’s Warrant will be exercisable to purchase one additional Common Stock at $4.00 per share for a period of 36 months from the closing of the Units Offering.

Financial Operations Overview

Revenue

Revenue consists of BNA testing, equipment rental and the undertaking of projects and/or clinical studies. In the future, we plan to generate revenue through two segments: through the use of BNA Platform by neurologists in the United States and through collaborations with pharmaceutical companies in support of neuroscience drug development.

Operating Expense

Research and Development Expenses

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

Other (Income) Expense

Other (income) expense consists primarily of interest bank fees and loan fees, foreign exchange gain or loss, changes in derivative fair value and penalties.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and the disclosure of our contingent liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

See Note 3 to our financial statements elsewhere in this Annual Report for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. We believe the following reflect the critical accounting estimates used in the preparation of our financial statements.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023.

	Year ended
	December 31,
	$US, in thousands

	2024	2023	Change ($)

REVENUE	$108	$498	$(390)
OPERATING EXPENSES:
Research and development expenses	1,954	741	1,213
Selling and marketing expenses	1,201	639	562
General and administration expenses	6,113	2,196	3,937
Impairment of intangible assets	874	-	874
TOTAL OPERATING EXPENSES	10,162	3,576	6,586

OPERATING LOSS	10,054	3,078	6,976

OTHER (INCOME) EXPENSE
Interest and bank fees	69	18	51
Foreign exchange gain	(11)	(37)	26
Change in derivate fair value	156	-	156
Other (income) expenses	190	(457)	647
TOTAL OTHER EXPENSE	404	(476)	880

LOSS BEFORE INCOME TAX	$10,458	$2,602	$7,856

Revenue

Revenue for the year ended December 31, 2024, was $108,000, as compared to $498,000 in the year ended December 31, 2023, representing a decrease of $390,000 or 76%. The decrease is primarily due to the recognition of deferred revenue relating to outstanding contracts when such contractual obligations were deemed fulfilled in 2023.

Operating Expenses

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024, were $1,954,000, as compared to $741,000 for the year ended December 31, 2023, representing an increase of $1,213,000, or 164%. The increase was primarily due to the vesting of outstanding management options in connection with the consummation of the Merger representing 47% of the increase and a further 26% due to additional internal resources being brought on in 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2024, were $1,201,000, as compared to $639,000 for the year ended December 31, 2023, representing an increase of $562,000, or 88%. The increase was primarily due to three main drivers; (i) the vesting of management options in connection with the consummation of the Merger representing 13% of the increase, (ii) additional internal resources in 2024 as compared to 2023 representing 7% of the increase, (iii) professional marketing services and related to brand image, brand awareness and the generation of marketing materials representing 59% of the increase.

General and Administration Expenses

General and administration expenses for the year ended December 31, 2024, were $6,133,000, as compared to $2,196,000 for the year ended December 31, 2023, representing an increase of $3,937,000, or 179%. The primary increase was due to five main drivers being; (i) the vesting of management options and other compensation in connection with the consummation of the Merger representing 25% of the increase, (ii) costs related to the vesting of certain warrants in connection with the consummation of the Merger representing 15% of the increase and as such, there is a one-time expense catch-up required, (iii) legal fees related to the consummation of the Merger representing 19% of the increase and as such a one-time expense, (iv) accounting and audit fees related to the reviewed and audited financial statements and notes thereto for the year ended December 31, 2024 and the years ended December 31, 2023 representing 11% of the increase and (v) other ongoing costs related to being a public company following the consummation of the Merger, including but not limited to the purchase of D&O insurance and the implementation of an investor relations program representing 11% of the increase.

Impairment of Intangible Assets

Impairment expenses for the year ended December 31, 2024, were $874,000, as compared to $nil for the year ended December 31, 2023 due to one of the capitalized upgrades no longer being expected to be utilized as a result in a change in management and subsequent direction. Consequently, the upgrade was deemed fully impaired, resulting in the Company recording an impairment charge of $874,000.

Other (income) expense

Other (income) expense for the year months ended December 31, 2024, was $404,000, as compared to ($476,000) for the year ended December 31, 2023, representing an increase in costs of $880,000 mainly due to an agreement settlement occurring in 2023 representing 52% of the increase, interest and penalties related to late filing of historical taxes each representing approximately 20% of the increase, and the change in the derivate fair value which relates to 18% of the increase.

Liquidity and Capital Resources

Going Concern

As of December 31, 2024, we had an accumulated deficit of $87,084,000  and negative cash flow from operating activities for the year ended December 31, 2024 of $6,155,000. Further, we have recurring losses with minimal revenue from operations and we expect to continue generate losses and using cash for operations. While we are attempting to raise funds for commercialization, our monthly cash requirements during the year ended December 31, 2024 have been met through the sale of common stock and convertible notes. These conditions raise substantial doubt about our ability to continue as a going concern. Therefore, we may be unable to realize our assets and discharge our liabilities in normal course of business.

Management has a reasonable expectation that we can continue raising additional capital to continue in operational existence for the foreseeable future. Subsequent to December 31, 2024, we raised $10.4 million of proceeds through the exercise of stock warrants and additional sales of our common stock.

For the next 12 months, we expect to continue to incur negative cash flows from operations as we continue to make targeted investments in sales and marketing and research and development of our next generation BNA Platform.

Beyond the next 12 months, our ability to achieve positive cash flow from operations depends on the commercialization of our flagship product, the BNA Platform. We expect to incur significant costs for at least two to four years to commercialize and distribute our products, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development and expand our production capabilities, as needed. As a result, we will require significant capital to support our ongoing operations and to drive our business strategy before we can be profitable.

Until we can generate adequate revenues from the sale of our products to cover our operating expenses and capital expenditure requirements, we expect to finance our operations through the sale of equity, debt financing, or other sources. There can be no guarantee that debt or equity financings will be available to us on commercially reasonable terms, if at all. Additionally, we may be unable to further pursue our business plan and we may be unable to continue operations. The report of our independent registered public accounting firm for the year ended December 31, 2024, states that there is substantial doubt about our ability to continue as a going concern.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2024 and December 31, 2023:

	For the year ended December 31,
	2024	2023	Change
	(in thousands)

Net cash (used in) provided by
Operating activities	$(6,155)	$(2,172)	$(3,983)
Investing activities	$(477)	$(386)	$(91)
Financing activities	$6,299	$4,643	$1,656

Operating Activities

For the year December 31, 2024, cash used in operating activities was $6,155,000, as compared to $2,172,000 for the year December 31, 2023 representing an increase of $3,983,000 or 183%. This increase in net cash used in operating activities is primarily due to an increase in day-to-day operating costs, a reduction in liabilities, costs related to the Merger, prepayment of insurance policies and research costs associated with the development of the next generation of the BNA Platform.

Investing Activities

For the year December 31, 2024, net cash used in investing activities was $477,000, as compared to cash used in investing activities of $386,000 for the year December 31, 2023 representing an increase of $95,000 or 24%. The increase in net cash used in investing activities which was primarily attributed to our investment into the development of the next generation BNA Platform and associated hardware.

Financing Activities

For the year December 31, 2024, net cash provided from financing activities was $6,299,000, as compared to $4,643,000 for the year December 31, 2023 representing an increase of $1,656,000 or 36%. The increase was primarily due to the proceeds the convertible note entered into in December 2024.

Known Trends, Events, and Uncertainties

As with other companies that are in our industry, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as endemics and epidemics are difficult to predict and the consequences of the ongoing war between Israel and Hamas, including related sanctions and countermeasures and the effects of such war on our employees in Israel, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this filing, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this filing, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On October 29, 2024, the Audit Committee dismissed Turner, Stone & Company LLP (“Turner Stone”) as our independent registered public accounting firm, effective immediately.

The reports of Turner Stone on our consolidated financial statements for the years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Turner Stone’s reports for the years ended December 31, 2023, and December 31, 2022, each contained an explanatory paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2023, and December 31, 2022, and the subsequent interim period through October 29, 2024, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Regulation S-K”) and the related instructions to Item 304 of Regulation S-K) with Turner Stone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Turner Stone, would have caused Turner Stone to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that Turner Stone and our management identified material weaknesses in our internal control over financial reporting related to (i) lack of any documented flow charts or formal written procedures related to internal controls, (ii) lack of invoices and other documentation to support payments made to vendors and reimbursed expenses to contractors, and (iii) lack of sufficient documentation to show that journal entries are consistently reviewed and approved by someone other than the preparer.

We provided Turner Stone with a copy of the above disclosures and requested that Turner Stone furnish us with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Turner Stone’s letter dated December 31, 2024, is attached as Exhibit 16.1 to this filing of which it forms a part.

On October 31, 2024, the Audit Committee engaged Marcum Canada, LLP (“Marcum”) as our independent registered public accounting firm for the fiscal year ending December 31, 2024, effective immediately. During the fiscal years ended December 31, 2023, and December 31, 2022, and the subsequent interim period through October 31, 2024, neither we nor anyone on our behalf has consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that Marcum concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See the sections titled “BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “w. Recent accounting pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2023, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were not effective for the reasons stated below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets: (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting policies (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors: and (c) regarding the prevention or timely detection of the unauthorized acquisition use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2024 our internal control over financial reporting was not effective for the reasons stated in the following paragraph.

During our evaluations of internal controls, we concluded that material weaknesses exist in our internal controls over financial reporting as outlined below. These material weaknesses did not result in any identified misstatements and there were not changes to previously reported financial results.

      (i)   The Company does not have adequate Information Technology General Controls ("ITGCs") or related Information Produced by Entity (IPE) Controls resulting in transactional risk and subsequent downstream reporting risks;

  (ii)  The Company does not have a segregation of duties to ensure information is consistently reviewed and approved by someone other than the preparer;

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Remediation Plan for the Material Weaknesses

Management is committed to the remediation of the material weakness described above beginning in the first quarter of 2025. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

Remediation efforts include but are not limited to (a) developing, documenting and enhancing processes surrounding ITGCs, and (b) hiring / contracting additional resources to support the financial reporting process.

Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

ITEM 9B.         OTHER INFORMATION.

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Greg Lipschitz	36	Chief Executive Officer
Paul Krzywicki	40	Chief Financial Officer
Gil Issachar	42	Chief Technology Officer
Arun Menawat	70	Chairman of the Board
David DeCaprio	52	Director
Brian Posner	63	Director
Stella Vnook	50	Director

Greg Lipschitz. Mr. Lipschitz has served as Firefly’s director since August 2024. From December 2024 to March 2025, Mr. Lipschitz served as the Executive Chairman of the Company . On January 6, 2025, Mr. Lipschitz was appointed as the Interim Chief Executive Officer of the Company. On March 26, 2025, Mr. Lipschitz was appointed as the Chief Executive Officer of the Company.  Mr. Lipschitz has over 15 years of combined experience in private equity, merchant banking, capital markets and advising high growth businesses. Since June 2018, Mr. Lipschitz served as the Managing Director of 2686225 Ontario Inc. From June 2018 to February 2024, Mr. Lipschitz served as the Vice President of Lazer Capital. Mr. Lipschitz is currently the Managing Director of Old Stone Advisors, a consulting and financial advisory firm. Mr. Lipschitz has advised high growth companies on over $1 billion of transactions. Mr. Lipschitz is a Chartered Financial Analyst and received his bachelor’s degree in Business from the Richard Ivey Business School at the University of Western Ontario. Firefly believes that Mr. Lipschitz is qualified to serve on its board of directors due to his experience in capital markets which will make him an asset to the Company.

Paul Krzywicki. Mr. Krzywicki, CPA, CGA has served as Firefly’s Chief Financial Officer since March 2024. Mr.  Krzywicki initially joined Firefly as its Controller in November 2023 before his appointment as our Chief Financial Officer in March 2024. Over the last 5 years, Mr. Krzywicki has held senior leadership positions in a variety of organizations such as Nucor Canada, EllisDon and Canadian Curtis Refrigeration with a focus on modernization and increasing operating efficiency. Mr. Krzywicki is a Chartered Professional Accountant and holds an Honours Bachelors Degree in Commerce from Laurentian University.

Gil Issachar. Mr. Issachar has served as Firefly’s Chief Technology Officer since November 2022. Mr. Issachar is a biomedical engineer and a neuroscientist with an extensive experience working as a director of data-science, team leader, data scientist, and software engineer in the medical device industry (under FDA PMA regulations). Mr. Issachar has managed multiple research and development projects in collaboration with pharmaceutical companies, neuroscientists and other start-up companies. Prior to serving as Firefly’s Chief Technology Officer, Mr. Issachar served as Firefly’s Vice-President of Research and Data Science from December 2019 to August 2021, Director of Research and Data-Science from December 2019 to August 2021, Data-Science Team Leader from April 2018 to December 2019. From July 2013 to March 2017, Mr. Issachar served as R&D Software Engineer for Dune Medical Devices. Mr. Issachar received his Master’s Degree in Biomedical/Medical Engineering and Bachelor’s Degree from Tel Aviv University.

Arun Menawat. Dr. Menawat has served as Firefly’s Chairman since March 2025 and Firefly’s director since August 2024. Dr. Menawat has an accomplished history of executive leadership success in the healthcare industry. Since August 2026, Dr. Menawat is the Chief Executive Officer and a Director of Profound Medical Corp. Prior to joining Profound, Dr. Menawat  served as the Chairman, President and CEO of Novadaq Technologies Inc., a TSX and Nasdaq listed company that marketed medical imaging and therapeutic devices for use in the operating room. From July 1999 to March 2023 , Dr. Menawat was President, Chief Operating Officer and Director of Cedara Software Ltd, a publicly listed medical imaging software company. Dr. Menawat’s educational background includes a Bachelor of Science in Biology from the University of District of Columbia, Washington, D.C., and a Ph.D. in Chemical Engineering from the University of Maryland, College Park, MD, including graduate research in Biomedical Engineering from the National Institute of Health, Bethesda, MD. Dr. Menawat also earned an Executive M.B.A. from the J.L. Kellogg School of Management, Northwestern University, Evanston, IL. Firefly believes that Mr. DeCaprio is qualified to serve on its board of directors due to his extensive experience in artificial intelligence and software engineering which will make him an asset to the Company.

David DeCaprio. Mr. DeCaprio has served as a member of Firefly’s board of directors since August 2024. Mr. DeCaprio has served in various capacities within the genome research, pharmaceutical development, health insurance, computer vision, sports analytics, speech recognition, transportation logistics, operations research, real-time collaboration, robotics and financial industries since 2003. Mr. DeCaprio has significant experience transitioning advanced technology from academic research labs into successful businesses. Since April 2024, Mr. DeCaprio has served and continues to serve as Chief Technology Officer of mbue.ai, a venture-backed AI startup in the architecture, engineering, and construction space. From January 2017 to December 2023, Mr. DeCaprio has served as Chief Technology Officer of ClosedLoop.ai, an award-winning startup focused on building a healthcare specific data science and machine learning platform. Prior to founding ClosedLoop.ai, Mr. DeCaprio was involved in various successful startups. Among other positions, Mr. DeCaprio has served as Chief Technology Officer of Fina Technologies from June 2008 to January 2015 and as Vice President of Engineering of GNS Healthcare from September 2005 to January 2017. Since May 2015, Mr. DeCaprio has served and presently serves as Chief Executive Officer of Cizr, a technology company focused on improving sports coaching efficiency. Mr. DeCaprio also has significant consulting experience, serving as a consultant for various organizations from 2006 to January 2015, for Baylor College of Medicine from January 2015 to June 2015 and for the Icahn School of Medicine at Mount Sinai from September 2016 to April 2017. Mr. DeCaprio received a Bachelor of Science Degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology. Firefly believes that Mr. DeCaprio is qualified to serve on its board of directors due to his extensive experience in artificial intelligence and software engineering which will make him an asset to the Company.

Brian Posner. Mr. Posner has served as Firefly’s director since August 2024. Mr. Posner has served as Chief Financial Officer at several life science and emerging technology companies. He served as the Chief Financial Officer of electroCore, Inc. (Nasdaq: ECOR) (“electroCore”), a commercial stage bioelectronic medicine and wellness company from April 2019 to October 2024.  Mr. Posner currently serves as a consultant to electroCore. Prior to electroCore, Mr. Posner served as Chief Financial Officer of Cellectar Biosciences, Alliqua BioMedical, Ocean Power Technologies, Power Medical Interventions and Pharmacopeia. Mr. Posner holds an undergraduate degree in accounting from Queens College and an M.B.A. in managerial accounting from Pace University. Firefly believes Mr. Posner’s extensive experience in public markets will make him an asset to the Company.

Stella Vnook, Ph.D. Dr. Vnook has served as Firefly’s director since August 2024. Dr. Vnook has served as a Chief Executive Officer, founder, board member, C-Suite advisor with 25 years’ experience driving transformational change for global clinical development portfolios from early-stage R&D to commercialization. She has an extensive background in building and managing successful start-up ventures, commercial scale-up, strategy and execution to support brand launch, research and development, acceleration, IP strategy, Corporate Board selection and formation, business development and investment strategy, venture capital initiatives, as well as managed markets and healthcare economics. Dr. Vnook’s experience includes serving as Chief Executive Officer of Likarda since April 2023; director, founder and president of Oral Biolife since April 2022; founder, president and executive advisor at Agile Consulting Group since March 2015; and Mentor-In-Residence and Entrepreneur-in-Residence at Pennsylvania State University since April 2024. Firefly believes that Dr. Vnook’s extensive experience in executive leadership roles in the pharmaceutical industry will make her an asset to the Company.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Corporate Governance

Composition of the Board of Directors

Our business and affairs are organized under the direction of the Board. The Board consists of five (5) members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. The Board meets on a regular basis and additionally as it deems necessary.

In accordance with the terms of the Charter, the Board is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term, except as described below.

•	The Class I directors consist of David DeCaprio and Greg Lipschitz, to serve until the annual meeting of stockholders to be held in 2027, or until each one’s respective successor has been duly elected and qualified.

•	The Class II directors consist of Brian Posner and Stella Vnook, whose terms will expire at the second annual meeting of stockholders to be held following the filing of the Amended and Restated Certificate of Incorporation ( the “Filing Date”).

•	The Class III director consists of Arun Menawat, whose term will expire at the third annual meeting of stockholders to be held following the Filing Date.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in our control or management. There is no cumulative voting with respect to the election of directors.

Board Leadership Structure

Director Independence

We are required to comply with Nasdaq’s rules in determining whether a director is independent. The Board undertook a review of the independence of the individuals named above and determined that each of the directors except Greg Lipschitz qualify as “independent” as defined under the applicable Nasdaq rules.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, our employee and has not received certain payments from, or engaged in various types of business dealings with us. In addition, the Board has made a subjective determination that no relationships exist which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board has reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate us and our management.

With respect to its analysis of Mr. Lipschitz’s independence, the Board considered that certain strategic agreement, dated as of August 12, 2024, by and between us and Bower Four Corp. (the “Lipschitz Agreement”). Pursuant to the Lipschitz Agreement, Mr. Lipschitz, through Bower Four Corp., is entitled to receive aggregate consideration of $950,000 in shares of Common Stock during the term of the Lipschitz Agreement comprised of up to $316,667 of annual service credits over three years, as defined in the Lipschitz Agreement.

Committees of the Board of Directors

The Board established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee of the Board (the “Audit Committee”) consists of Brian Posner, David DeCaprio and Stella Vnook. The Board has determined that each member of the Audit Committee qualifies as “independent” under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the Audit Committee is Brian Posner. The Board has determined that Brian Posner is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment. For further related discussion, see Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of our Code of Ethics and Business Conduct.

The full text of our Code of Ethics and Business Conduct is posted on our website at fireflyneuro.com. Any waiver of our Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Firefly Neuroscience, Inc., 1100 Military Road, Kenmore, NY 14217.

Compensation Committee Interlocks and Insider Participation

None of our Compensation Committee members is or has ever been our executive officer or employee. None of our executive officers currently serve, or have served during the last completed fiscal year, on the Compensation Committee or the Board of any other entity that has one or more executive officers that will serve as a member of the Board or Compensation Committee. See “Certain Relationships and Related Person Transactions.”

Limitation on Liability and Indemnification of Directors and Officers

The Charter provides that directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. The Charter provides that directors will not be personally liable for monetary damages to us except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL as the same exists or may hereafter be amended.

We have entered into agreements with our officers and directors to provide contractual indemnification. The Bylaws permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2024.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(1)		All other compensation ($)	Total ($)
Jon Olsen	2023	$168,380	$-	$-	(3)	$-	(5)	$-	$168,380
Former Chief Executive Officer	2024	$179,980	$-	$204,757	(3)	$358,231	(5)	$-	$742,968
Stephen Purcell (2)	2023	$121,184	$-	$-		$-	(6)	$-	$121,184
Former Chief Financial Officer	2024	$16,497	$-	$-		$-	(6)	$-	$16,497
Gil Issachar	2023	$133,556	$12,575	$-	(4)	$-	(7)	$46,738	$192,869
Chief Technology Officer	2024	$179,459	$13,687	$204,757	(4)	$358,231	(7)	$47,849	$803,967
Samer Kaba	2023	$-	$-	$-		$-		$-	$-
Former Chief Medical Officer	2024	$97,000	$-	$-		$42,515	(8)	$-	$139,515
Dave Johnson	2023	$-	$-	$-		$-		$-	$-
Former Executive Chairman	2024	$72,500	$-	$-		$-		$-	$72,500
Paul Krzywicki	2023	$-	$-	$-		$-		$-	$-
Chief Financial Officer	2024	$98,629	$-	$-		$56,333	(8)	$-	$154,962

(1)

Amounts reflect the full grant-date fair value of option awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies – Stock-Based Compensation”.

(2)	On March 7, 2024, Stephen Purcell resigned as our Chief Financial Officer upon the appointment of our current Chief Financial Officer, Paul Krzywicki
(3)	Consists of a restricted share units to purchase valued at $200,000 to Mr. Olsen, our former Chief Executive Officer, on July 8, 2023. These shares units vest once the Company lists on a recognized North American Stock Exchange. Mr. Olsen was removed from his position as the Company’s Chief Executive Officer by the Board without cause on January 6, 2025.
(4)	Consists of a restricted share units to purchase valued at $200,000 to Mr. Issachar on July 8, 2023. These share units vest once the Company lists on a recognized North American Stock Exchange.
(5)

Consists of a grant of options to purchase 75,417 shares of Common Stock made to Mr. Olsen on July 8, 2023, of which 47,241 are exercisable as of December 31, 2024. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(6)

Consists of a grant of options to purchase 11,037 shares of Common Stock made to Mr. Purcell on July 8, 2023, of which 0 are exercisable as of December 31, 2024. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(7)

Consists of a grant of options to purchase 75,417 shares of Common Stock made to Mr. Issachar on July 8, 2023, of which 47,241 are exercisable as of December 31, 2024. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(8)

Consists of a grant of options to purchase 8,320 shares of Common Stock made to Mr. Kaba on June 10, 2024, of which 1,572 are exercisable as of December 31, 2024. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(9)

Consists of a grant of options to purchase 11,024 shares of Common Stock made to Mr. Krzywicki on March 1, 2024, of which 3,113 are exercisable as of December 31, 2024. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

Management Employment and Consulting Agreements

We have entered into written employment agreements or other arrangements with Gil Issachar, Paul Krzywicki and Greg Lipschitz and prior to Stephen Purcell’s resignation, we had entered into a consulting agreement with ElMindA Ltd., pursuant to which Mr. Purcell served as our Chief Financial Officer. The material terms of the employment agreements or other arrangements with such individuals, as applicable and as currently in effect, are summarized below.

Gil Issachar, Chief Technology Officer

Effective February 2, 2017, we and Mr. Issachar entered into an employment agreement, which was subsequently amended by four amendments dated April 28, 2018, December 16, 2018, July 1, 2019 and December 11, 2019, respectively, each of which raised Mr. Issachar’s base salary in connection with promotions or other events, and that certain Contract Addendum, dated June 21, 2021 (such agreement, as amended, the “Issachar Employment Agreement”), pursuant to which Mr. Issachar was hired as a research and data scientist. Mr. Issachar now serves as our Chief Technology Officer. Under the Issachar Employment Agreement, as amended, Mr. Issachar is entitled to a monthly base salary of approximately $13,340 on an as-converted basis in U.S. dollars. Mr. Issachar also received bonus compensation in the form of a one-time lump-sum cash payment equal to two months of salary in 2021, pursuant to the addendum to the Issachar Employment Agreement. Mr. Issachar will also be entitled to an annual bonus in the amount of one month’s salary at the end of each calendar year. Firefly also agrees to provide contributions for the cost of pension and education funds, managers’ insurance, disability policies, and other benefits for Mr. Issachar during the term of employment under the Issachar Employment Agreement.

Mr. Issachar’s employment with us pursuant to the Issachar Employment Agreement commenced as of the effective date of the Issachar Employment Agreement and will continue until terminated by either party, with such termination effective upon the provision of written notice to the other party. In any event of termination of employment by applicable prior written notice, Firefly shall be entitled to terminate Mr. Issachar’s employment, immediately or at any time during the prior notice period, and in such event, if and to the extent required by applicable law, Firefly shall pay Mr. Issachar full or partial prior notice redemption, as applicable. Notwithstanding the foregoing, in the event of termination of the Issachar Employment by us for cause, we shall not be required to pay the redemption of the advance notice period.

The Issachar Employment Agreement also contains certain standard confidentiality and assignment of inventions provisions.

Paul Krzywicki, Chief Financial Officer

On November 13, 2023, we entered into a consulting agreement with Paul Krzywicki (the “Krzywicki Consulting Agreement”), pursuant to which Mr. Krzywicki acted as controller of the Company. Mr. Krzywicki now serves as our Chief Financial Officer. Under the Krzywicki Consulting Agreement, Mr. Krzywicki is entitled a monthly payment of approximately $7,845 on an as-converted basis in U.S. dollars and the Company shall reimburse Mr. Krzywicki for all reasonable ordinary and customary business expenditures incurred in connection with his service provided to the Company. The Krzywicki Consulting Agreement commences on November 13, 2023 and may be terminated by either the Company or Mr. Krzywicki upon providing fifteen (15) days advance written notice.

On June 27, 2024, we entered into a master services agreement with Deel, Inc. (together with its affiliates, the “Deel Group”), pursuant to which Deel Group provides consulting services to the Company. On March 12, 2025, Deel Group and Mr. Krzywicki entered into an employment agreement (the “Krzywicki Employment Agreement”), which supersedes and replaces the Krzywicki Consulting Agreement. Under the Krzywicki Employment Agreement, Mr. Krzywicki is entitled to an annual salary of approximately $122,100 and internal allowances incurred in connection with Mr. Krzywicki’s service. The Krzywicki Employment Agreement commenced on March 15, 2025.

The Krzywicki Consulting Agreement also contains certain standard confidentiality and assignment of inventions provisions.

Greg Lipschitz, Chief Executive Officer

On March 27, 2025, we entered into an executive employment agreement with Greg Lipschitz (the “Lipschitz Employment Agreement”), pursuant to which Mr. Lipschitz acted as the Chief Executive Officer of the Company. Under the Lipschitz Employment Agreement, Mr. Lipschitz is entitled to a base salary of $300,000 per year and eligible to receive an annual cash bonus equal to fifty percent (50%) of the annual base salary as of December 31 of the applicable fiscal year and performance bonus. Mr. Lipschitz is also entitled to an award of restricted stock units under the 2024 Plan that represents, in the aggregate, three percent (3.0%) of our issued and outstanding Common Stock, determined on a fully diluted basis, as of the date of the Lipschitz Employment Agreement, which one and one-half percent (1.5%) of such award shall vest monthly in thirty-six (36) equal monthly installments, subject to satisfaction of Mr. Lipschitz’s continuous service; and the remaining one and one-half percent (1.5%) of such award shall vest at a rate of zero point five percent (0.5%) per year over three years, contingent upon the achievement of annual performance targets which these annual performance targets will be mutually reviewed and determined by both parties and approved by the Board or the Compensation Committee at the beginning of each calendar year.

The initial term of the Lipschitz Employment Agreement is three years commencing on January 6, 2025 unless terminated earlier by either party in accordance with the terms of the Lipschitz Employment Agreement and will be renewed automatically for an additional one year if neither party provides a notice of termination within thirty (30) days prior to the expiration of the application term. If the Company terminates Mr. Lipschitz without cause, Mr. Lipschitz will be entitled to the following severance payments: (i) cash in the amount of annual base salary in effect on the date of such termination plus any annual cash bonus payable in 12 monthly installments; and (ii) all outstanding equity compensation granted to Mr. Lipschitz which are deemed to vest over the following 12 months from the date of termination shall vest immediately. If the Company terminates Mr. Lipschitz upon a Change of Control (as defined in the Lipschitz Employment Agreement), Mr. Lipschitz will be entitled to severance payments: (i) in cash in the amount of the annual base salary in effect on the date of such termination payable in one single lump sum plus any annual cash bonus Mr. Lipschitz is entitled to; and (ii) all outstanding equity compensation granted to Mr. Lipschitz shall vest immediately. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Lipschitz may have against the Company.

Mr. Lipschitz was required to sign an Employee Confidential Information and Inventions Assignment Agreement, dated as of March 27, 2025, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

Stephen Purcell, Former Chief Financial Officer

On May 13, 2021, we entered into a consulting agreement with ElMindA Ltd.  (the “Purcell Agreement”), pursuant to which we retained Stephen Purcell as our Project Coordinator, and on November 23, 2021, Mr. Purcell was appointed as our Chief Financial Officer. The term of the Purcell Agreement commenced on May 17, 2021, and could be terminated by either us or Mr. Purcell with requisite notice pursuant to the terms and conditions of the Purcell Agreement. Pursuant to the Purcell Agreement, Mr. Purcell was entitled to a fee of $12,500 per month. The Purcell Agreement also contained certain non-solicitation, non-competition and confidentiality provisions customary for agreements of such nature. On March 7, 2024, Mr. Purcell resigned as our Chief Financial Officer upon the appointment of Paul Krzywicki as our Chief Financial Officer.

Additional Equity Compensation to Executive Officers

Equity Compensation

We have offered stock options to our named executive officers (in addition to certain non-executive employees) as the long-term incentive component of our compensation program. Our stock options are subject to the terms and conditions of our 2007 Incentive Plan and allow employees to purchase shares of our Common Stock at a price per share not less than the fair market value of a share of our Common Stock on the date of grant. Other terms of such stock options, such as vesting schedules, exercise periods and forfeiture upon termination of the participant’s employment with us, are subject to the discretion of the Board and as set forth in the individual award agreements evidencing the grant of such options.

On November 17, 2022, Mr. Olsen was granted options to purchase 11,677 shares of our Common Stock, at an exercise price of $28.85. All such options vest monthly. The options have a term of ten years and expire on November 17, 2032. 8,379 of such options are currently exercisable.

On July 8, 2023, Mr. Olsen was granted options to purchase 75,417 shares of our Common Stock, at an exercise price described in footnote (5) above. All such options vest monthly. The options had an original term of five years from the date of grant, subject to earlier termination in the case of Mr. Olsen’s termination of employment with us, death, disability, retirement or termination for cause. 47,241 of such options are currently exercisable.

On July 8, 2023, Mr. Olsen was granted restricted share units valued at $200,000. These shares vested once the Company listed on a recognized North American Stock Exchange where the opening price is used to calculate the quantity.

On November 17, 2022, Mr. Issachar was granted options to purchase 2,919 shares our Common Stock, at an exercise price of $28,85. All such options vest monthly. The options have a term of ten years and expire on November 17, 2032. 2,095 of such options are currently exercisable.

On July 8, 2023, Mr. Issachar was granted options to purchase 75,417 shares of our Common Stock, at an exercise price of described in footnote (7) above. All such options vest monthly. The options had an original term of five years from the date of grant, subject to earlier termination in the case of Mr. Issachar's termination of employment with us, death, disability, retirement or termination for cause. 47,241 of such options are currently exercisable.

On July 8, 2023, Mr. Issachar was granted restricted share units valued at $200,000. These shares vested once the Company listed on a recognized North American Stock Exchange where the opening price is used to calculate the quantity.

On November 17, 2022, Mr. Purcell was granted options to purchase 5,839 shares our Common Stock, at an exercise price of $28.85. All such options vest monthly. The options have a term of ten years and expire on November 17, 2032. 0 of such options are currently exercisable.

On July 8, 2023, Mr. Purcell was granted options to purchase 11,037 shares of our Common Stock, at an exercise price of described in footnote (6) above. All such options vest monthly. The options had an original term of five years from the date of grant, subject to earlier termination in the case of Mr. Purcell’s termination of employment with us, death, disability, retirement or termination for cause. 0 of such options are currently exercisable.

On June 10, 2024, Mr. Kaba was granted options to purchase 8,320 shares of our Common Stock, at an exercise price of described in footnote (5) above. All such options vest monthly. The options had an original term of five years from the date of grant, subject to earlier termination in the case of Mr. Kaba’s termination of employment with us, death, disability, retirement or termination for cause. 1,572 of such options are currently exercisable

On March 1, 2024, Mr. Krzywicki was granted options to purchase 11,024 shares of our Common Stock, at an exercise price of described in footnote (5) above. All such options vest monthly. The options had an original term of five years from the date of grant, subject to earlier termination in the case of Mr. Krzywicki’s termination of employment with us, death, disability, retirement or termination for cause. 3,113 of such options are currently exercisable

Other Elements of Compensation

Pursuant to the terms of their respective employment agreements or arrangements, we provide and cover the costs of disability insurance policies and provide contributions to a pension fund for each of Mr. Olsen and Mr. Issachar. For the years ended December 31, 2023, there were no health insurance expenses for Mr. Olsen. Health Insurance was offered as of February 2024.

Potential Payments Upon Termination of Employment or Change in Control

Upon consummation of the Merger, each outstanding option to acquire shares of Private Firefly’s Common Stock held by executive officers was converted into an option to acquire shares of Firefly’s Common Stock, post-Merger. In addition, our executive officers also have certain rights to indemnification or to directors’ and officers’ liability insurance that survived the completion of the Merger.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of Firefly’s named executive officers and which remain outstanding as of December 31, 2024. Firefly does not have any equity incentive plans other than the Firefly 2007 Incentive Plan and the Firefly 2023 Incentive Plan. As of the date hereof, there are no share-based award plans for any of Firefly’s named executive officers or directors. All options vest monthly, beginning as of their respective grant dates and reflect adjustment for the Exchange Ratio.

Named Executive Officer	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price	Option expiration date
Jon Olsen (former Chief Executive Officer)(1)	139	-	-	$28.85	9/25/2030
	2,635	-	-	$28.85	12/14/2030
	832	-	-	$28.85	6/21/2031
	8,379	3,298	-	$28.85	11/17/2032
	47,241	28,177	-	$5.18	7/8/2028
Gil Issachar	13	-	-	$72.12	8/13/2018
	222	-	-	$28.85	10/14/2030
	76	-	-	$28.85	4/1/2031
	1,308	-	-	$28.85	6/21/2031
	2,095	824	-	$28.85	11/17/2032
	47,241	28,177	-	$5.18	7/8/2028
Stephen Purcell (former Chief Financial Officer)	-	-	-	$28.85	6/21/2031
	-	-	-	$28.85	11/17/2032
	-	-	-	$5.18	7/8/2028
Samer Kaba (former Chief Medical Officer)	1,572	6,748	-	$5.18	6/10/2029
Paul Krzywicki (Chief Financial Officer)	3,113	7,911	-	$5.18	3/1/2029

(1)	Mr. Olsen was removed from his position as the Company’s Chief Executive Officer by the Board without cause on January 6, 2025.

Additional Narrative to Named Executive Officer Compensation

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits other than plans that do not discriminate in scope, terms or operation, in favor of executive officers of the registrant and that are available generally to all salaried employees.

Potential Payments Upon Termination or Change in Control

None of our named executive officers was entitled to severance compensation during the fiscal year ended December 31, 2024, except as described in “—Management Employment and Consulting Agreements”.

Additional Narrative to Director Compensation

The following table sets forth summary information concerning the total compensation earned for each non-employee member of the Board during the years ended December 31, 2024 and 2023, and is contemplated to continue serving as a director. All compensation paid to Mr. Olsen is reported above under the heading “Summary Compensation Table,” above.

Name	Year	Salary	Bonus	Stock Awards	Option awards (1)		All other compensation	Total
David DeCaprio(2)	2023	-	-	-	-		-	-
	2024	-	-	-	-		-	-
Greg Lipschitz	2023	-	-	-	-	(6)	-	-
	2024	-	-	-	$262,119	(6)	-	$262,119
Arun Menawat(3)	2023	-	-	-	-		-	-
	2024	-	-	-	-		-	-
Brian Posner(4)	2023	-	-	-	-		-	-
	2024	-	-	-	-		-	-
Scott Reeves	2023	-	-	-	-	(7)	-	-
	2024	-	-	-	$34,950	(7)	-	$34,950
Stella Vnook(5)	2023	-	-	-	-		-	-
	2024	-	-	-	-		-	-

(1)

Amounts reflect the full grant-date fair value of option awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Firefly provides information regarding the assumptions used to calculate the value of all option awards made to its executive officers in the section entitled “Firefly’s Management’s Discussion and Analysis and Results of Operations” contained elsewhere in this filing.

(2)	Mr. DeCaprio has served as a director of the Board since January 2024 and received no compensation in the reported period in his capacity as a director.
(3)	Mr. Menawat has served as a director of the Board since August 12, 2024, and received no compensation in the reported period in his capacity as a director.
(4)	Mr. Posner has served as a director of the Board since August 12, 2024, and received no compensation in the reported period in his capacity as a director.
(3)	Mr. DeCaprio has served as a director of the Board since January 2024 and received no compensation in the reported period in his capacity as a director.
(4)	Mr. Menawat has served as a director of the Board since August 12, 2024, and received no compensation in the reported period in his capacity as a director.
(5)	Ms. Vnook has served as a director of the Board since January 2024 and received no compensation in the reported period in her capacity as a director.
(6)

Consists of a grant of options to purchase 55,183 shares of Firefly Common Stock made to 2686255 Ontario Inc., an entity controlled by Mr. Lipschitz, on July 8, 2023, of which 27,694 are currently exercisable.

(7)

Consists of a grant of options to purchase 7,358 shares of Firefly Common Stock made to Mr. Reeves on July 8, 2023, of which 3,693 are currently exercisable. In August 2024, immediately prior to the consummation of the Merger, Mr. Reeves resigned as a member of the Board and all committees thereto.

Narrative Disclosure to Director Compensation Table

During the periods covered by the table above, our non-employee directors received no monetary compensation for their service as directors during such periods. The directors’ compensation in the form of option awards is reported above.

Firefly 2007 Incentive Plan

Firefly adopted the Firefly 2007 Share Option Plan (the “Firefly 2007 Incentive Plan”) in 2007 for the purpose of granting stock options to employees, service providers, and consultants under Israeli law. The Firefly 2007 Incentive Plan provides for grants to be issued at the determination of the Board and/or any committee of the Board so appointed by the Board in accordance with applicable laws.

At the effective time of the merger, WaveDancer will assume all of Firefly’s rights and obligations under all stock options granted under the Firefly 2007 Incentive Plan that are outstanding immediately prior to the effective time of the merger. In addition, the Firefly 2007 Incentive Plan will be assumed by WaveDancer at the effective time of the merger, provided that no additional awards may be issued thereunder.

Authorized Shares. A total of 300,000 shares of Firefly Common Stock have been authorized for the grant of awards under the Firefly 2007 Incentive Plan.

Plan Administration. The Firefly 2007 Incentive Plan is administered by the Board, either directly or upon the recommendation of any committee of the Board so appointed by the Board (the “Committee”). Except as otherwise provided in the Firefly 2007 Incentive Plan, the Committee shall have the power to recommend to the Board, and the Board has full power and authority, to designate optionees, determine the terms and provisions of stock option agreements, determine the fair market value of the shares of Common Stock covered by each stock option, classify whether an award shall be granted pursuant to Section 102 (as defined below) or Section 3(i) (as defined below), designate grants made pursuant to Section 102 as either grants made through a trustee or not through a trustee, alter any restrictions and conditions of any awards, and make all other determinations deemed necessary or advisable for the administration of the Firefly 2007 Incentive Plan.

Stock Options. The Firefly 2007 Incentive Plan provides for the grant of stock options pursuant and subject to (i) Section 102 of the Israeli Income Tax Ordinance (New Version), 1961 (the “Income Tax Ordinance”) or any provision which may amend or replace it and any regulations, rules, orders or procedures promulgated thereunder (collectively, “Section 102”) and to classify them as (x) either grants made through a trustee or not through a trustee; and (y) grants qualified under capital gain or ordinary income tax treatment; and (ii) Section 3(i) of the Income Tax Ordinance (“Section 3(i)”). In connection with a grant of stock options, grantees receive the right to purchase a specified number of shares of Common Stock at a specified option exercise price, vesting schedule, and other terms and conditions as are specified by the Board and included in the applicable award agreement. The purchase price of each share of Common Stock shall be determined by the Committee in its sole and absolute discretion in accordance with applicable law, subject to any guidelines as may be determined by the Board from time to time.

Options may be exercised by the optionee by giving written notice to Firefly and/or to any third party designated by Firefly, in such form and method as may be determined by Firefly and when applicable, by the trustee in accordance with the requirements of Section 102, which exercise shall be effective upon receipt of such notice and the payment of the purchase price. Such notice shall specify the number of shares of Common Stock with respect to which the option is being exercised. Options may be exercised by the optionee in whole at any time or in part from time to time, to the extent that the options become vested and exercisable, prior to their expiration date, and provided that the optionee is employed by or providing services to Firefly or any of its affiliates during the period beginning with grant date and ending upon the date of exercise. Options, to the extent not previously exercised, shall terminate upon the earlier of: (i) the date set forth in the option agreement; (ii) ninety days after a termination without cause; (iii) six months following a termination as a result of death or disability; or (iv) if further extended by the Committee prior to date of termination.

Dividends. With respect to all shares of Common Stock allocated or issued upon the exercise of options purchased by the optionee and held by the optionee or by the trustee, as the case may be, the optionee shall be entitled to receive dividends in accordance with the quantity of such shares of Common Stock, subject to Firefly’s Articles of Association (and all amendments thereto) and any applicable taxation on distribution of dividends and, when applicable, subject to the provisions of Section 102 and the rules, regulations or orders promulgated thereunder.

Certain Adjustments; Corporate Transaction Events. In the event of a merger, acquisition or reorganization of Firefly with one or more other entities in which Firefly is not the surviving entity or a sale of all or substantially all of the assets of Firefly, the Board or the Committee may resolve that the unexercised options then outstanding under the Firefly 2007 Incentive Plan shall be assumed or substituted for an appropriate number of shares or other securities of the successor company (or a parent or subsidiary of the successor company) as were distributed to the shareholders of Firefly in connection and with respect to such a transaction. In the case of such assumption and/or substitution of options, appropriate adjustments shall be made to the purchase price so as to reflect such action and all other terms and conditions of the option agreements shall remain unchanged, including, but not limited to, the vesting schedule, subject to the determination of the Committee or the Board, which determination shall be in their sole and absolute discretion.

Amendment, Termination. The Board may at any time, but when applicable, after consultation with the trustee, amend, alter, suspend or terminate the Firefly 2007 Incentive Plan. No amendment, alteration, suspension, or termination of the Firefly 2007 Incentive Plan shall impair the rights of any optionee, unless mutually agreed otherwise between the optionee and Firefly, which agreement must be in writing and signed by the optionee and Firefly. Termination of the Firefly 2007 Incentive Plan shall not affect the Committee’s ability to exercise the powers granted to it under the Firefly 2007 Incentive Plan prior to the date of such termination.

Firefly 2023 Incentive Plan

Firefly adopted the Firefly 2023 Omnibus Equity Incentive Plan (the “Firefly 2023 Incentive Plan”) on July 8, 2023. The Firefly 2023 Incentive Plan was adopted to advance the interest of Firefly’s stockholders by enhancing Firefly’s ability to attract, retain, and motivate persons who are expected to make important contributions to Firefly by (i) providing Firefly with a mechanism to attract, retain and motivate highly qualified directors, officers, employees and consultants, (ii) aligning the interests of such persons with those of Firefly’s stockholders, and (iii) enabling and encouraging such persons to participate in the long-term growth of Firefly. The Firefly 2023 Incentive Plan authorizes the grant of stock options, share appreciation rights, deferred share units, restricted share units, and performance share units, or a combination of the foregoing.

At the effective time of the merger, we assumed all of Firefly’s rights and obligations under all stock options granted under the Firefly 2023 Incentive Plan that are outstanding immediately prior to the effective time of the merger. In addition, the Firefly 2023 Incentive Plan will be assumed by WaveDancer at the effective time of the merger, provided that no additional awards may be issued thereunder.

Authorized Shares. A total of 4,440,355 shares of Common Stock have been authorized for the grant of awards under the Firefly 2023 Incentive Plan.

Plan Administration. The Firefly 2023 Incentive Plan is administered by the Firefly board of directors or if so delegated in whole or in part by the Firefly board of directors, the Compensation Committee of the Firefly board of directors, or any other duly authorized committee of the board of directors appointed by the board of directors to administer the Firefly 2023 Incentive Plan (the “Committee”). The Committee shall have full and exclusive discretionary power to interpret the terms and the intent of the Firefly 2023 Incentive Plan and any award agreement or other agreement ancillary to or in connection with the Firefly 2023 Incentive Plan, to determine eligibility for awards, and to adopt such rules, regulations and guidelines for administering the Firefly 2023 Incentive Plan as the Committee may deem necessary or proper. Such authority shall include, but not be limited to, selecting award recipients, establishing all award terms and conditions, including grant, exercise price, issue price and vesting terms, whether awards payout in cash or shares where applicable, determining any performance goals applicable to awards and whether such performance goals have been achieved and adopting modifications and amendments to the Firefly 2023 Incentive Plan or any award agreement, including, without limitation, any that are necessary or appropriate to comply with the laws or compensation practices of the jurisdictions in which Firefly and its affiliates operate.

Stock Options. Options granted under the Firefly 2023 Incentive Plan may be granted to participants in such number, and upon such terms, and at any time and from time to time as shall be determined by the Committee in its discretion. Each stock option grant shall be evidenced by an award agreement that shall specify the option price, the duration of the option, the number of shares to which the option pertains, the conditions, if any, upon which an option shall become vested and exercisable, and any such other provisions as the Committee shall determine. Options may not have an exercise price per share of less than 100% of the fair market value of a share on the date of grant. Subject to any provisions of the Firefly 2023 Incentive Plan or the applicable award agreement relating to acceleration of vesting of options, regulatory requirements and the policies of the designated stock exchange or trading platform, the Committee shall determine the vesting provisions of each grant of options at the time. Notwithstanding the foregoing, options granted to any consultant or persons retained to provide investor relations activities shall vest in stages over a period of not less than twelve months with no more than one-quarter of the options vesting in any three-month period. Each option shall expire at such time as the Committee shall determine at the time of grant, provided, however, that, subject to any blackout periods, no option shall be exercisable later than the seventh anniversary date of its grant. The treatment of options under the Firefly 2023 Incentive Plan upon a participant’s termination of employment with or service to Firefly is set forth in the applicable award agreement or the Firefly 2023 Incentive Plan, but in no event can options terminate more than one year following the participant’s termination.

Share Appreciation Rights (“SARS”). Subject to any provisions of the Firefly 2023 Incentive Plan or an applicable award agreement, SARs may be granted to participants at any time and from time to time and upon such terms as shall be determined by the Committee in its discretion. Each SAR award shall be evidenced by an award agreement that shall specify the grant price, the term, and any such other provisions as the Committee shall determine. No SAR shall be exercisable later than the tenth anniversary date of its grant. Upon the exercise of a SAR, a participant shall be entitled to receive payment from Firefly in an amount representing the difference between the of the underlying shares on the date of exercise over the grant price. At the discretion of the Committee, the payment upon the exercise of a SAR may be in cash, shares of equivalent value (based on the fair market value of the shares on the date of exercise of the SAR, as defined in the award agreement or otherwise defined by the Committee thereafter), in some combination thereof, or in any other form approved by the Committee at its sole discretion. The treatment of SARs under the Firefly 2023 Incentive Plan upon a participant’s termination of employment with or service to Firefly is set forth in the applicable award agreement or the Firefly 2023 Incentive Plan, but in no event can SARs terminate more than one year following the participant’s termination.

Deferred Share Units. Subject to any provisions of the Firefly 2023 Incentive Plan or an applicable award agreement, the Committee, at any time and from time to time, may grant Deferred Share Units to participants in such amounts and upon such terms as the Committee shall determine. Each Deferred Share Unit grant shall be evidenced by an award agreement that shall specify the number of Deferred Share Units granted, the settlement date for Deferred Share Units, and any other provisions as the Committee shall determine, including, but not limited to, a requirement that participants pay a stipulated purchase price for each Deferred Share Unit, restrictions based upon the achievement of specific performance criteria, time-based restrictions, restrictions under applicable laws or other requirements, or holding requirements or sale restrictions placed on the shares upon vesting of such Deferred Share Units. The treatment of Deferred Share Units under the Firefly 2023 Incentive Plan upon a participant’s termination of employment with or service to Firefly is set forth in the applicable award agreement or the Firefly 2023 Incentive Plan, but in no event can Deferred Share Units terminate more than one year following the participant’s termination.

Restricted Share Units. Subject to any provisions of the Firefly 2023 Incentive Plan or an applicable award agreement, the Committee, at any time and from time to time, may grant Restricted Share Units to participants in such amounts and upon such terms as the Committee shall determine. Each Restricted Share Unit grant shall be evidenced by an award agreement that shall specify the period of any restrictions, the number of Restricted Share Units granted, the settlement date for Restricted Share Units, whether such Restricted Share Unit is settled in cash, shares or a combination thereof or if the form of payment is reserved for later determination by the Committee, and any such other provisions as the Committee shall determine, provided that unless otherwise determined by the Committee or as set out in any award agreement. The Committee shall impose, in the award agreement at the time of grant, such other conditions and/or restrictions on any Restricted Share Units granted pursuant to the Firefly 2023 Incentive Plan as it may deem advisable, including, without limitation, restrictions based upon the achievement of specific performance criteria, time-based restrictions on vesting following the attainment of the performance criteria, time-based restrictions, restrictions under applicable laws or other requirements.

Performance Share Units. Subject to any provisions of the Firefly 2023 Incentive Plan or an applicable award agreement, the Committee, at any time and from time to time, may grant Performance Share Units to participants in such amounts and upon such terms as the Committee shall determine. Each Performance Share Unit shall have an initial value equal to the fair market value of a share on the date of grant. The Committee shall set performance criteria for a performance period in its discretion, which, depending on the extent to which they are met, will determine, in the manner determined by the Committee and set forth in the award agreement, the value and/or number of each Performance Share Unit that will be paid to the participant. Subject to the terms of the Firefly 2023 Incentive Plan and the applicable award agreement, after the applicable performance period has ended, the holder of Performance Share Units shall be entitled to receive payout on the value and number of Performance Share Units, determined as a function of the extent to which the corresponding performance criteria have been achieved. Notwithstanding the foregoing, Firefly shall have the ability to require the participant to hold any shares received pursuant to such award for a specified period of time. Payment of earned Performance Share Units shall be as determined by the Committee and as set forth in the award agreement. Subject to the terms of the Firefly 2023 Incentive Plan, the Committee, in its sole discretion, may pay earned Performance Share Units in the form of: (i) cash equal to the value of the earned Performance Share Units at the end of the applicable performance period, (ii) a number of shares issued from treasury equal to the number of earned Performance Share Units at the end of the applicable performance period, or (iii) in a combination thereof in the discretion of Firefly. Any shares may be granted subject to any restrictions deemed appropriate by the Committee. The determination of the Committee with respect to the form of payout of such awards shall be set forth in the award agreement for the grant of the award or reserved for later determination. The treatment of Performance Share Units under the Firefly 2023 Incentive Plan upon a participant’s termination of employment with or service to Firefly is set forth in the applicable award agreement or the Firefly 2023 Incentive Plan, but in no event can Performance Share Units terminate more than one year following the participant’s termination.

Certain Adjustments; Corporate Reorganization Events. In the event of any corporate event or transaction (collectively, a “Corporate Reorganization”) (including, but not limited to, a change in the shares or the capitalization of Firefly) such as a merger, arrangement, amalgamation, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off or other distribution of stock or property of Firefly, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of Firefly, or any similar corporate event or transaction, the Committee shall make or provide for such adjustments or substitutions, as applicable, in the number and kind of shares that may be issued under the Firefly 2023 Incentive Plan, the number and kind of shares subject to outstanding awards, the option price or grant price applicable to outstanding awards, the limit on issuing awards other than options granted with an option price equal to at least the fair market value of a share on the date of grant or SARs with a grant price equal to at least the fair market value of a share on the date of grant, and any other value determinations applicable to outstanding awards or to the Firefly 2023 Incentive Plan, as are equitably necessary to prevent dilution or enlargement of participants’ rights under the Firefly 2023 Incentive Plan that otherwise would result from such corporate event or transaction. In connection with a Corporate Reorganization, the Committee shall have the discretion to permit a holder of options to purchase (at the times, for the consideration, and subject to the terms and conditions set out in the Firefly 2023 Incentive Plan and the applicable award agreement) and the holder will then accept on the exercise of such option, in lieu of the shares that such holder would otherwise have been entitled to purchase, the kind and amount of shares or other securities or property that such holder would have been entitled to receive as a result of the Corporate Reorganization if, on the effective date thereof, that holder had owned all shares that were subject to the option. Such adjustments shall be made automatically, without the necessity of Committee action, on the customary arithmetical basis in the case of any stock split, including a stock split effected by means of a stock dividend, and in the case of any other dividend paid in shares.

The Committee shall also make appropriate adjustments in the terms of any awards under the Firefly 2023 Incentive Plan as are equitably necessary to reflect such Corporate Reorganization and may modify any other terms of outstanding awards, including modifications of performance criteria and changes in the length of performance periods. The determination of the Committee as to the foregoing adjustments, if any, shall be conclusive and binding on participants under the Firefly 2023 Incentive Plan, provided that any such adjustments must comply with Section 409A of the Code with respect to any U.S. participants. Subject to the Firefly 2023 Incentive Plan and any applicable law or regulatory requirement, without affecting the number of shares reserved or available hereunder, the Committee may authorize the issuance, assumption, substitution or conversion of awards under the Firefly 2023 Incentive Plan in connection with any Corporate Reorganization, upon such terms and conditions as it may deem appropriate. Additionally, the Committee may amend the Plan, or adopt supplements to the Firefly 2023 Incentive Plan, in such manner as it deems appropriate to provide for such issuance, assumption, substitution or conversion as provided in the previous sentence.

Amendment, Termination. The Firefly board at any time, and from time to time, may amend or suspend any provision of an award or the Firefly 2023 Incentive Plan, or terminate the Firefly 2023 Incentive Plan, subject to those provisions that require the approval of security holders or any governmental or regulatory body regardless of whether any such amendment or suspension is material, fundamental or otherwise, and notwithstanding any rule of common law or equity to the contrary.

Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan

Prior to the consummation of the Merger, at a special meeting of WaveDancer’s stockholders on March 14, 2024, the stockholders of WaveDancer considered and approved the WaveDancer 2024 Long-Term Incentive Plan (the “WaveDancer Incentive Plan”). The WaveDancer Incentive Plan was previously approved and adopted, subject to stockholder approval, by the WaveDancer Board on February 1, 2024. On the Closing Date and following the consummation of the Merger, the Board approved the adoption of the WaveDancer Incentive Plan and to change the name of the WaveDancer Incentive Plan to the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”).

Purpose. The purpose of the 2024 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of our key employees, key contractors, and non-employee directors of Firefly or any of our subsidiaries. The 2024 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our Common Stock. The 2024 Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of our key employees, key contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2024 Plan was approved by our board of directors on February 1, 2024, subject to the 2024 Plan’s approval by our stockholders, and will become effective on the date of such approval (the “Effective Date”). The 2024 Plan will terminate on the tenth anniversary of the Effective Date, unless sooner terminated by our board of directors. No awards may be made under the 2024 Plan after its termination date, but awards made prior to the termination date may extend beyond that date in accordance with their terms.

Share Authorization. Subject to certain adjustments, the number of shares of our Common Stock that are reserved for issuance pursuant to awards under the 2024 Plan is eight hundred thirty-three thousand three hundred thirty-three (833,333) shares, 100% of which may be delivered as incentive stock options. Shares to be issued may be made available from authorized but unissued shares of our Common Stock, shares held by us in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2024 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2024 Plan. If an award under the 2024 Plan is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the 2024 Plan. Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2024 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2024 Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Shares of Common Stock that are otherwise deliverable pursuant to an award under the 2024 Plan that are withheld in payment of the option price of an option or for payment of applicable employment taxes and/or withholding obligations resulting from the award shall be treated as delivered to the award recipient and shall be counted against the maximum number of shares of our Common Stock that may be issued under the 2024 Plan. Only shares forfeited back to us or cancelled on account of termination, expiration, or lapse of an award shall again be available for grant of incentive stock options under the 2024 Plan but shall not increase the maximum number of shares described above as the maximum number of shares of our Common Stock that may be delivered pursuant to incentive stock options.

Administration. Subject to the terms of the 2024 Plan, the 2024 Plan shall be administered by the Board or such committee of the Board of Directors as is designated by the Board of Directors to administer the Plan (the “Committee”). Membership on the Committee shall be limited to “non-employee directors” in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Committee may delegate certain duties to one or more officers as provided in the 2024 Plan. The Committee will determine the persons to whom awards are to be made, determine the type, size and terms of awards, interpret the 2024 Plan, establish and revise rules and regulations relating to the 2024 Plan and make any other determinations that it believes necessary for the administration of the 2024 Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of Firefly or any of our subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance, are eligible to participate in the 2024 Plan. As of the date of this filing, we have thirteen full time employees and one contractors who would be eligible for awards under the 2024 Plan.

Stock Options. The Committee may grant either incentive stock options (“ISOs”) qualifying under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, provided that only employees of Firefly and our subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options may not be granted with an option price less than 100% of the fair market value of a share of Common Stock on the date the stock option is granted. If an ISO is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or of any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of Common Stock on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants or registered in their names. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding 10 years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or of any parent or subsidiary), a term exceeding five years.

Recipients of stock options may pay the option price (i) in cash, check, bank draft, or money order payable to the order of Firefly; (ii) by delivering to us shares of our Common Stock (included restricted stock) already owned by the participant having a fair market value equal to the aggregate option price and that the participant has not acquired from us within six months prior to the exercise date; (iii) by delivering to us or our designated agent an executed irrevocable option exercise form, together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to us, to sell certain of the shares purchased upon the exercise of the option or to pledge such shares to the broker as collateral for a loan from the broker and to deliver to us the amount of sale or loan proceeds necessary to pay the purchase price; (iv) by requesting us to withhold the number of shares otherwise deliverable upon exercise of the stock option by the number of shares having an aggregate fair market value equal to the aggregate option price at the time of exercise (i.e., a cashless net exercise); and (v) by any other form of valid consideration that is acceptable to the Committee in its sole discretion. No dividends or dividend equivalent rights may be paid or granted with respect to any stock options granted under the 2024 Plan.

Stock Appreciation Rights. The Committee is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award, or freestanding SARs, or in conjunction with options granted under the 2024 Plan, or tandem SARs. SARs entitle a participant to receive an amount equal to the excess of the fair market value of a share of Common Stock on the date of exercise over the fair market value of a share of our Common Stock on the date of grant. The exercise price of a SAR cannot be less than 100% of the fair market value of a share of our Common Stock on the date of grant. The Committee will determine the terms of each SAR at the time of the grant, including, without limitation, the methods by or forms in which shares will be delivered to participants or registered in their names. The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Committee, except that no freestanding SAR may have a term exceeding 10 years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR. Distributions to the recipient may be made in Common Stock, cash, or a combination of both as determined by the Committee. No dividends or dividend equivalent rights may be paid or granted with respect to any SARs granted under the 2024 Plan.

Restricted Stock and Restricted Stock Units. The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares of our Common Stock that may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of, and that may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period as specified by the Committee. Restricted stock units are the right to receive shares of Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Committee, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Committee determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants will be subject to forfeiture; the time or times at which the restrictions will terminate; and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with us, the passage of time, or other restrictions and conditions. Except as otherwise provided in the 2024 Plan or the applicable award agreement, a participant shall have, with respect to shares of restricted stock, all of the rights of a stockholder of Firefly holding the class of Common Stock that is the subject of the restricted stock, including, if applicable, the right to vote the Common Stock and the right to receive any dividends thereon.

Performance Awards. The Committee may grant performance awards payable at the end of a specified performance period in cash, shares of Common Stock, units, or other rights based upon, payable in, or otherwise related to our Common Stock. Payment will be contingent upon achieving pre-established performance goals (as discussed below) by the end of the applicable performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2024 Plan and, to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. In certain circumstances, the Committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the maximum amount of any potential awards. If the Committee determines, in its sole discretion, that the established performance measures or objectives are no longer suitable because of a change in our business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

Performance Goals. Awards (whether relating to cash or Common Stock) under the 2024 Plan may be made subject to the attainment of performance goals relating to one or more business criteria, and may consist of one or more or any combination of the following criteria: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of our Common Stock; return on assets, equity or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; total return to stockholders; or any other criteria determined by the Committee (“Performance Criteria”). Any Performance Criteria may be used to measure the performance of Firefly as a whole or any business unit of Firefly and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (ii) gains or losses on the disposition of a business, (iii) changes in tax or accounting regulations or laws, (iv) the effect of a merger or acquisition, as identified in our quarterly and annual earnings releases, or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with our financial statements, under generally accepted accounting principles, or under a methodology established by the Committee prior to the issuance of an award which is consistently applied and identified in the audited financial statements, including footnotes, or the Compensation Discussion and Analysis section of our annual report.

Other Awards. The Committee may grant other forms of awards, based upon, payable in, or that otherwise relate to, in whole or in part, shares of our Common Stock, if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2024 Plan. The terms and conditions of such other form of award shall be specified in the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified in the grant.

Vesting of Awards, Forfeiture, Assignment. The Committee, in its sole discretion, may determine that an award will be immediately vested, in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the 2024 Plan. If the Committee imposes conditions upon vesting, then, subsequent to the date of grant, the Committee may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested.

The Committee may impose on any award at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of employment or service. The Committee will specify the circumstances on which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the Committee, restricted stock will be forfeited upon a participant’s termination of employment or service during the applicable restriction period. In addition, we may recoup all or any portion of any shares or cash paid to a participant in connection with any award in the event of a restatement of our financial statements as set forth in our Clawback Policy, if any, as such policy may be approved or modified by our board of directors from time to time.

Awards granted under the 2024 Plan generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit transfers of awards to (i) the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (a) such Immediate Family Members and/or (b) entities which are controlled by the participant and/or his or her Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such awards are granted must be approved by the Committee and must expressly provide for such transferability, and (z) subsequent transfers of awards shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution (whether in the form of cash, shares of our Common Stock, other securities or other property), recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of shares of Common Stock or other securities, issuance of warrants or other rights to purchase shares of Common Stock or other securities, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event: (i) the number of shares and type of Common Stock (or the securities or property) which thereafter may be made the subject of awards; (ii) the number of shares and type of Common Stock (or other securities or property) subject to outstanding awards; (iii) the option price of each outstanding stock option; (iv) the amount, if any, we pay for forfeited shares in accordance with the terms of the 2024 Plan; and (v) the number of or exercise price of shares then subject to outstanding SARs previously granted and unexercised under the 2024 Plan, to the end that the same proportion of our issued and outstanding shares of Common Stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of shares of Common Stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2024 Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Amendment or Discontinuance of the 2024 Plan. Our board of directors may, at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the 2024 Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2024 Plan and any awards under the 2024 Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such sections or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by our board of directors regarding amendment or discontinuance of the 2024 Plan may adversely affect any rights of any participants or obligations to any participants with respect to any outstanding awards under the 2024 Plan without the consent of the affected participant.

No Repricing of Stock Options or SARs. The Committee may not “reprice” any stock option or SAR without stockholder approval. For purposes of the 2024 Plan, “reprice” means any of the following or any other action that has the same effect: (i) amending a stock option or SAR to reduce its exercise price or base price, (ii) canceling a stock option or SAR at a time when its exercise price or base price exceeds the fair market value of a share of Common Stock in exchange for cash or a stock option, SAR, award of restricted stock or other equity award, or (iii) taking any other action that is treated as a repricing under generally accepted accounting principles, provided that nothing shall prevent the Committee from (x) making adjustments to awards upon changes in capitalization; (y) exchanging or cancelling awards upon a merger, consolidation, or recapitalization, or (z) substituting awards for awards granted by other entities, to the extent permitted by the 2024 Plan.

Recoupment for Restatements. The Committee may recoup all or any portion of any shares or cash paid to a participant in connection with an award, in the event of a restatement of our financial statements as set forth in our Clawback Policy, if any, approved by the Board from time to time.

Clawback Policy

On August 12, 2024, our board of directors adopted a Clawback Policy in accordance with applicable Nasdaq rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Pursuant to Rule 10D-1(b) of the Exchange Act, Nasdaq Listing Rule 5608, and the Clawback Policy, the Company conducted a recovery analysis of incentive-based compensation received by its executive officers and that was subject to recovery, to ascertain whether any adjustments were required as a result of the error corrections to the Company’s financial results during the year that are described in Note B to the financial statements included in this Annual Report on Form 10-K. The recovery analysis concluded that no adjustments to executive compensation were required because the error corrections did not impact any of the measures by which the Company compensated its executives with respect to the compensation received by its executive officers and subject to recovery.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2025 by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 25, 2025, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Unless otherwise specified, the address of each of the persons named in this table is c/o Firefly Neuroscience, Inc., 1100 Military Road, Kenmore, NY 14217.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	% of Ownership
Five Percent Holders
Windsor Private Capital LP(1)	1,705,751	14.56%
Canaccord Genuity Corp (2)	606,373	5.08%
Directors and Named Executive Officers
David DeCaprio(3)	5,850	*
Gil Issachar(4)	92,420	* %
Greg Lipschitz(5)	440,544	3.78%
Arun Menawat(6)	145,120	1.24%
Brian Posner	0	0%
Stella Vnook	0	0%
Paul Krzywicki(7)	4,593	*
All Directors and Executive Officers of the Company as a Group (7 persons)	688,527	5.02%

*	Represents beneficial ownership of less than 1%.
(1)

Consists of 1,705,751 shares of Common Stock pursuant to the Schedule 13D filed jointly by WPC Management Services, Inc. WPC GP I Inc., Windsor Private Capital LP (“Windsor”), Jordan Kupinsky, HJRK Holdings, Inc., Rocco Marcello, and John Cundari on August 21, 2024. Jordan Kupinsky, Rocco Marcello and John Cundari jointly exercise voting and dispositive power over the shares held by Windsor Capital Private LP. As such, Messrs. Kupinsky, Marcello and Cundari may be deemed to be the beneficial owner of all shares of Common Stock held by Windsor.

(2)	Consists of 292,770 shares of Common Stocks, 292,770 warrants with a strike price of $4.00 and 20,833 warrants with an exercise price of $3.00.
(3)	Consists of shares underlying options to purchase up to 5,850 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2025.
(4)

Consist of (1) 33,480 shares of Common Stock held by Mr. Issachar and (2) underlying options to purchase up to 58,940 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2025

(5)

Consists of (1) 404,707 shares of Common Stock and (2) up to 1,735 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2025, underlying certain warrants, and (3) up to 36,837 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2025, underlying certain stock options held by Bower Four Capital Corp., an entity in which Mr. Lipschitz is the sole stockholder.

(6)

Consists of (1) 99,405 shares of Common Stock and (2) up to 2,602 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2025, underlying certain warrants, and (3) up to 45,715 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2025, underlying certain stock options held by Mr. Menawat.

(7)	Consists of 4,593 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2025, underlying certain stock options.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	$-	833,333(2)
Equity compensation plans not approved by security holders	430,614(3)	$7.34	0(4)
Total	430,614 (3)	$7.34	833,333

(1)	On August 12, 2024, the board of directors of the Company approved the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan. The purpose of the 2024 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of our key employees, key contractors, and non-employee directors of Firefly or any of our subsidiaries. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2024 Plan is 833,333 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a description of the 2024 Plan, see Item 11. “Executive Compensation – Firefly Neuroscience, Inc.- Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan”.

(2)	Represents shares available for award grant purposes under the 2024 Plan.
(3)	Includes both vested and unvested options to purchase common stock under the Firefly 2007 Incentive Plan and the Firefly 2023 Incentive Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2024.
(4)	No additional awards may be granted under the Firefly 2007 Incentive Plan and the Firefly 2023 Incentive Plan after the Merger.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

For purposes of this item, references to “WaveDancer” refer to the former WaveDancer, prior to the consummation of the Merger.

Transactions Involving the Merger

Private Placement

On July 26, 2024, prior to the consummation of the Merger, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell an aggregate of (i) 319,207 PIPE Shares, (ii) Pre-Funded Warrants to purchase up to 504,323 shares of our Common Stock, and (iii) Warrants to purchase up to 823,530 shares of Common Stock in the Private Placement. The purchase price of each PIPE Share and accompanying Warrant was $4.25 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $4.249. The Private Placement closed on August 12, 2024, substantially contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the transaction were approximately $3.5 million, before deducting estimated offering expenses payable by us.

Series C Financing

Between October 17, 2023, and June 30, 2024, we raised an aggregate of $3,039,000 from a private placement of 2,374,219 Series C units (the “Series C Units”), which such Series C Units were comprised of shares of Series C Preferred Stock and warrants to purchase up to 2,374,665 shares of Common Stock, which were sold at a combined purchase price of $1.28 per Series C Unit. Each warrant has an exercise price of $2.56 per share (subject to adjustment from time to time in accordance with the terms thereof), is exercisable immediately upon issuance and expires at 4:30 p.m. (New York time) three years following the initial date of issuance.

WaveDancer Related Party Transactions

The following is a summary of transactions since January 1, 2022, to which WaveDancer has been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of WaveDancer’s total assets as of the end of the last two completed fiscal years and in which any of the expected directors, executive officers or holders of more than 5% of capital stock of the continuing company, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. The transactions described below occurred prior to the consummation of the Merger.

WaveDancer believes the terms obtained or consideration that WaveDancer paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

In connection with a private placement of its shares, in August 2022, WaveDancer sold 157,256 shares of its common stock at a price of $12.00 per share to 16 accredited investors. The investors included G. James Benoit, Jr., Chairman and Chief Executive Officer, who purchased 50,000 shares at an aggregate price of $600,000, James C. DiPaula, director, who purchased 20,834 shares at an aggregate price of $250,000, and William C. Pickle, director, who purchased 4,167 shares at an aggregate price of $50,000.

On September 29, 2023, WaveDancer sold 35,000 shares of common stock to G. James Benoit, Jr., Chairman and Chief Executive Officer, at a price of $5.00 per share in a private placement offering from which it raised aggregate gross proceeds of $175,000.

Mr. Benoit is the principal stockholder of Wavetop, which purchased Tellenger in connection with the Merger for $1.5 million.

Firefly Related Party Transactions

Other than as described in the section “Management-Board Leadership Structure-Director Independence” as related to the Lipschitz Agreement (as defined herein) and Note 14 in the financial statements, since January 1, 2024, there were no transactions with executive officers, directors or their immediate family members which were in an amount in excess of $120,000, and in which any of the expected directors, executive officers or holders of more than 5% of capital stock of the continuing company, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Other Transactions

Indemnification Agreements

In connection with the Merger, on the Closing Date, we entered into indemnification agreements (each, an “Indemnification Agreement” and collectively, the “Indemnification Agreements”) with each of our directors and executive officers. The Indemnification Agreements provide for indemnification and advancement by us of certain expenses and costs relating to claims, suits, or proceedings arising from service to us or, at our request, service to other entities to the fullest extent permitted by applicable law.

Compensation Matters

We have entered into employment agreements with certain of our executive officers. For a description of agreements with our named executive officers, see the section titled “Executive Compensation-Executive Compensation Arrangements” included elsewhere in this filing.

We have granted equity awards to certain of our executive officers. For a description of equity awards granted to our named executive officers, see the section titled “Executive Compensation” included elsewhere in this filing.

Other than as described in the section “Management-Board Leadership Structure-Director Independence” as related to the Lipschitz Agreement (as defined herein) and Note 14 to the Financial Statements, since January 1, 2024, there were no transactions with executive officers, directors or their immediate family members which were in an amount in excess of $120,000, and in which any of the expected directors, executive officers or holders of more than 5% of capital stock of the continuing company, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Related Party Transactions Policy

Pursuant to the Charter of the Audit Committee, the Audit Committee has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Pursuant to such policy, the Audit Committee shall review and approve, prior to our entry into any such transactions, all transactions in which we are or will be a participant, which would be reportable by us under Item 404 of Regulation S-K promulgated under the Securities Act as a result of any of the following persons having or expected to have a direct or indirect material interest (a “Related Person Transaction”):

●	executive officers;
●	members of the Board;
●	beneficial holders of more than 5% of our securities;
●

immediate family members of any of the foregoing persons, with such immediate family members defined as any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or an employee) sharing the household with the executive officer, director or 5% beneficial owner; and

●	any other persons whom the Board determines may be considered to be related persons as defined by Item 404 of Regulation S-K promulgated under the Securities Act.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the Audit Committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the Audit Committee. This approval authority may also be delegated to the Chairperson of the Audit Committee in some circumstances. No Related Person Transaction shall be entered into prior to the completion of these procedures.

The Audit Committee or the Chairperson of the Audit Committee, as the case may be, shall approve only those Related Person Transactions that are determined to be in, or not inconsistent with, our and our stockholders’ best interests, taking into account all available facts and circumstances as the Audit Committee or the Chairperson determines in good faith to be necessary in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation. No member of the Audit Committee shall participate in any review, consideration or approval of any Related Person Transaction with respect to which the member or any of his or her immediate family members has an interest.

The Audit Committee shall adopt any further policies and procedures relating to the approval of Related Person Transactions that it deems necessary or advisable from time to time.

Director Independence

We are required to comply with Nasdaq’s rules in determining whether a director is independent. The Board undertook a review of the independence of the individuals named above and determined that each of the directors except Greg Lipschitz qualify as “independent” as defined under the applicable Nasdaq rules.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, our employee and has not received certain payments from, or engaged in various types of business dealings with us. In addition, the Board has made a subjective determination that no relationships exist which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board has reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate us and our management.

With respect to its analysis of Mr. Lipschitz’s independence, the Board considered that certain strategic agreement, dated as of August 12, 2024, by and between us and Bower Four Corp. (the “Lipschitz Agreement”). Pursuant to the Lipschitz Agreement, Mr. Lipschitz, through Bower Four Corp., is entitled to receive aggregate consideration of $950,000 in shares of Common Stock during the term of the Lipschitz Agreement comprised of up to $316,667 of annual service credits over three years, as defined in the Lipschitz Agreement.

Committees of the Board of Directors

The Board established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee consists of Brian Posner, David DeCaprio and Stella Vnook. The Board has determined that each member of the Audit Committee qualifies as “independent” under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the Audit Committee is Brian Posner. The Board has determined that Brian Posner is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the Audit Committee is to assist the Board in its oversight of our accounting and financial reporting processes and our compliance with legal and regulatory requirements. To assist the Board in fulfilling its responsibilities, the Audit Committee: (A) oversees: (i) audits of our financial statements; (ii) the integrity of our financial statements; (iii) our processes relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; (iv) the qualifications, engagement, compensation, independence and performance of our independent auditor, and the auditor’s conduct of the annual audit of our financial statements and any other services provided to us; and (v) the performance of our internal audit function, if any; and (B) produces the annual report of the Audit Committee. Specific responsibilities of the Audit Committee include, but are not limited, to:

●	appoint, compensate, and oversee the work of any independent auditor;

●	resolve any disagreements between management and the independent auditor regarding financial reporting;

●	pre-approve all audit and permitted non-audit services by the independent auditor;

●

retain independent counsel, accountants, or other advisors or consultants to advise and assist the Audit Committee in carrying out its duties, without needing to seek approval for the retention of such advisors or consultants from the Board, and determine the appropriate compensation for any such advisors or consultants retained by the Audit Committee;

●	seek any information it requires from our employees or any direct or indirect subsidiary, all of whom are directed to cooperate with the Audit Committee’s requests, or external parties;

●

meet with any officer or employee, the independent auditor or outside counsel, as necessary, or request that any such persons meet with any members of, or advisors or consultants to, the Audit Committee; and

●	oversee that management has established and maintained processes to assure our compliance with applicable laws, regulations and corporate policy.

Compensation Committee

The Compensation Committee of the Board (the “Compensation Committee”) consists of David DeCaprio, Stella Vnook and Brian Posner. The chairperson of the Compensation Committee is David DeCaprio. The Board has determined each member of the Compensation Committee qualifies as “independent” under Nasdaq listing standards and as “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the Compensation Committee is to (A) assist the Board in overseeing our employee compensation policies and practices, including (i) determining and approving the compensation of our Chief Executive Officer and other executive officers, and (ii) reviewing and approving incentive compensation and equity compensation policies and programs, and exercising discretion in the administration of such programs; and (B) produce a compensation discussion and analysis (“CD&A”) of the Compensation Committee, if required by applicable SEC rules. Specific responsibilities of the Compensation Committee include, but are not limited, to:

●

establish a compensation policy for executive officers designed to (i) enhance our profitability and increase stockholder value; (ii) reward executive officers for their contribution to our growth and profitability; (iii) recognize individual initiative, leadership, achievement, and other contributions; and (iv) provide competitive compensation that will attract and retain qualified executives;

●	review competitive practices and trends to determine the adequacy of the executive compensation program;

●	review and consider participation and eligibility in the various components of the total executive compensation package;

●

annually review and approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and recommend to the Board the CEO’s compensation levels based on this evaluation; the CEO may not be present during any deliberations or voting with respect to the CEO’s compensation;

●	annually review and make recommendations to the Board with respect to compensation of our directors and executive officers other than the CEO;

●	approve employment contracts, severance arrangements, change in control provisions and other agreements;

●

approve and administer cash incentives and deferred compensation plans for executive officers (including any modification to such plans) and oversight of performance objectives and funding for executive incentive plans;

●	approve and oversee reimbursement policies for directors and executive officers;

●	approve and oversee compensation programs involving the use of our stock;

●

if we are required by applicable SEC rules to include a CD&A in our SEC filings, review the CD&A prepared by management, discuss the CD&A with management and, based on such review and discussions, recommend to the Board that the CD&A be included in our Annual Report on Form 10-K, proxy statement, or any other applicable filing as required by the SEC;

●	review all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on us;

●	periodically review executive supplementary benefits and, as appropriate, the organization’s retirement, benefit, and special compensation programs involving significant cost; and

●	fulfill such other duties and responsibilities as may be assigned to the Compensation Committee, from time to time, by the Board and/or the Executive Chairman of the Board.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) consists of David DeCaprio, Stella Vnook and Brian Posner. The chairperson of the Nominating Committee is Stella Vnook. The Board has determined which members of the Nominating Committee qualify as independent under the Nasdaq listing standards. Specific responsibilities of the nominating and corporate governance committee include, but are not limited, to:

●	evaluate the current composition, organization and governance of the Board and its committees, and make recommendations to the Board for approval;

●

annually review for each director and nominee, the particular experience, qualifications, attributes or skills that contribute to the Board’s conclusion that the person should serve or continue to serve as our director, as well as how the directors’ skills and background enable them to function well together as a Board;

●	determine desired Board member skills and attributes and conduct searches for prospective directors whose skills and attributes reflect those desired;

●	evaluate and propose nominees for election to the Board;

●	administer the annual Board performance evaluation process, including conducting surveys of director observations, suggestions and preferences;

●

evaluate and make recommendations to the Board concerning the appointment of directors to Board committees, the selection of Board committee chairs, and proposal of the slate of directors for election to the Board.;

●	as necessary in the Nominating Committee’s judgment from time to time, retain and compensate third party search firms to assist in identifying or evaluating potential nominees to the Board;

●	develop, adopt and oversee the implementation of a Code of Business Conduct and Ethics for all our directors, executive officers and employees;

●

review and maintain oversight of matters relating to the independence of Board and committee members, keeping in mind the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of Nasdaq;

●	oversee and assess the effectiveness of the relationship between the Board and Corporation management; and

●	maintain appropriate records regarding its process of identifying and evaluating candidates for election to the Board.

Disclosure Controls and Procedures Committee

The members of the Disclosure Controls and Procedures Committee are the officers of the Company. The Chief Financial Officer of the Company acts as the chair of the committee. The Disclosure Controls and Procedures Committee assists the Company’s officers in fulfilling the Company’s and their responsibilities regarding (i) the identification and disclosure of material information about the Company and (ii) the accuracy, completeness and timeliness of the Company’s financial reports under the Exchange Act and the rules of Nasdaq.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by Turner, Stone & Company, L.L.P., the Company’s prior auditor, and Marcum Canada, LLP, the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2024	2023
Audit Fees	402,080	184,897
Audit-Related Fees	222,714	171,714
Tax Fees	14,046	8,683
All Other Fees	20,000	20,000
Total	658,840	385,294

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Reports on Form 10-Q and review of the financial statements included in our Quarterly Reports on Form 10-Q, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved, or the board of directors of the Company has reviewed and approved by unanimous written consent, all fees earned in 2024 and 2023 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee and the board of directors has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee or the board of directors of the Company did not approve, any services that would have been described under “—Tax Fees”, “—Audit-Related Fees”, or “—All Other Fees” above for either of the last two fiscal years.

The Audit Committee annually considers the provision of audit services. The Audit Committee must pre-approve all services provided and fees earned by the Company’s principal accountant. The Audit Committee has established pre-approval policies and procedures that are detailed as to the particular service, that require that the Audit Committee be informed of each service, and that do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to management. The pre-approval policies and procedures provide only for defined audit services and, if any, specified audit-related fees, tax services, and other services, and may impose specific dollar value limits for the fees for pre-approved services. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved under the pre-approval policies and procedures or that materially exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15.          EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit	Description
2.1

Agreement and Plan of Merger, dated November 15, 2023, by and among WaveDancer, Inc., FFN Merger Sub, Inc., and Firefly Neuroscience, Inc. (incorporated herein by reference to Annex A-1 to the Company’s registration statement on Form S-4/A, filed with the SEC on February 2, 2024).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated January 12, 2024, by and among by and among WaveDancer, Inc., FFN Merger Sub, Inc., and Firefly Neuroscience, Inc. (incorporated herein by reference to Annex A-2 to the Company’s registration statement on Form S-4/A, filed with the SEC on February 2, 2024).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated June 17, 2024, by and among by and among WaveDancer, Inc., FFN Merger Sub, Inc., and Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).

2.4

Stock Purchase Agreement between Registrant and Wavetop Solutions, Inc., dated November 15, 2023 (incorporated herein by reference to Annex F to the Company’s registration statement on Form S-4/A, filed with the SEC on February 2, 2024).

3.1

Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

3.2	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
4.1	Description of Capital Stock of Firefly Neuroscience, Inc.
4.2	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 27, 2024).
4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).
4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).
4.5	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 27, 2024).
4.6	Form of Broker Warrant (incorporated herein by reference to Exhibit 4.5 to the Company’s registration statement on Form S-1 filed with the SEC on September 27, 2024).
4.7	Form of Common Stock Purchase Warrant
4.8	Form of Pre-Funded Common Stock Purchase Warrant
4.9	Common Stock Purchase Warrant issued to Canaccord Genuity Corp., dated as of March 28, 2025
10.1†	Elminda Ltd. Share Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s registration statement on Form S-4, filed with the SEC on January 22, 2024).
10.2†	Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
10.3†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
10.4†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
10.5†	Form of Deferred Stock Unit Agreement
10.6†	Form of Restricted Stock Unit Agreement
10.7†	Form of Restricted Stock Award Agreement
10.8†	Employment Agreement, dated February 2, 2017, by and between Firefly Neuroscience, Ltd. (formally known as Elminda Ltd.) and Gil Issachar
10.9†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
10.10

Common Stock Purchase Agreement by and between WaveDancer, Inc. and B. Riley Principal Capital II, LLC dated July 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2022).

10.11

Registration Rights Agreement by and between the Registrant and B. Riley Principal Capital II, LLC dated July 8, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2022).

10.12

Securities Purchase Agreement, dated as of July 26, 2024, by and among the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024)

10.13	Master Services Agreement, dated as of June 27, 2024, by and between Firefly Neuroscience, Inc. and Deal, Inc.
10.14

Form of Convertible Promissory Note issued to Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.15

Form of Common Stock Purchase Warrant issued to Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.16

Securities Purchase Agreement, dated December 20, 2024, between Firefly Neuroscience, Inc. and Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.17

Registration Rights Agreement, dated December 20, 2024, between Firefly Neuroscience, Inc. and Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.18

Security Agreement, dated December 20, 2024, among Firefly Neuroscience, Inc., Firefly Neuroscience Ltd., Firefly Neuroscience Canada, Elminda 2022 Inc., Elminda Canada Inc., and Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.19

Purchase Agreement, dated December 20, 2024, between Firefly Neuroscience, Inc. and Arena Business Solutions Global SPC II, Ltd (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.20†	Employment Agreement, dated as of March 12, 2025, by and between Deel Canada Services, Inc. and Paul Krzywicki
10.21†	Executive Employment Agreement, dated March 27, 2025, by and between Firefly Neuroscience, Inc. and Greg Lipschitz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2025)
10.22	Form of Private Placement Subscription Agreement between Firefly Neuroscience, Inc. and the Subscribers
14.1	Code of Ethics and Business Conduct
16.1

Letter from Turner, Stone & Company LLP to the Securities and Exchange Commission dated October 31, 2024 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2024).

19.1	Firefly Neuroscience, Inc. Insider Trading Policy
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2024).
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Firefly Neuroscience, Inc. Clawback Policy
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive Compensation plan or arrangement

ITEM 16.          FORM 10-K SUMMARY.

None.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

FIREFLY NEUROSCIENCE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Firefly Neuroscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Firefly Neuroscience, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Promissory Note

As disclosed in Note 9, the Company entered into a securities purchase with a lender and issued a convertible promissory note and common stock warrants. The Company concluded that the embedded conversion feature within the convertible promissory note should be accounted for as a derivative liability and the warrants were classified as equity.  The Company has exercised significant amount of judgement into how the conversion feature of the convertible promissory note should be accounted for under the basis of the accounting principles generally accepted in the United States of America.

We identified the evaluation of the accounting treatment of the convertible promissory note as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the accounting and disclosure of the Company’s convertible promissory note. The nature and extent of audit effort required to address the matter included significant involvement of more experienced engagement team members.  The primary procedures we performed to address this critical audit matter included the following:

●

We examined the executed securities purchase agreement and analyzed the terms in the agreement, such as the conversion price and conversion price adjustments, events of default, and other terms of the convertible note, and evaluated management’s analysis, accounting memorandum and supporting schedules.

●

We evaluated and tested management’s assumptions, including, but not limited to, peer company selection for volatility calculations and interest rate applied, and applicability to the general accepted accounting principles of the United States of America.

●	We concluded on the classification, valuation and accuracy of the accounting treatment and disclosure of the convertible promissory note.

/s/ MARCUM CANADA LLP

Marcum Canada LLP

(PCAOB ID 7192)

We have served as the Company’s auditor since 2024.

Toronto, ON, Canada

April 2 , 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Firefly Neuroscience, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Firefly Neuroscience, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the notes to consolidated financial statements, the Company suffered a loss from operations and will require significant capital to sustain operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as Firefly Neuroscience, Inc.'s auditor since 2023.

Dallas, Texas

May 22, 2024, except Note 22, as to which the date is January 13, 2025.

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas,Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$1,810	$2,143
Accounts receivable, net	121	84
Prepaid expenses and deposits	697	28
Total current assets	2,628	2,255
Non current assets
Prepaid expenses and deposits	1,657	-
Equipment, net	136	-
Intangible assets, net	180	386
Total non current assets	1,973	386
TOTAL ASSETS	$4,601	$2,641

LIABILITIES
Current liabilities
Accounts payable	$1,816	$630
Accrued liabilities	1,626	1,902
Deferred revenue	13	-
Convertible promissory note, net of unamortized discount	694	-
Derivative liability	827	-
Total current liabilities	4,976	2,532
TOTAL LIABILITIES	4,976	2,532

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 shares authorized – 2024 3,120,000 shares authorized – 2023 Nil and 1,676,165 issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common shares, $0.0001 par value: 100,000,000 shares authorized – 2024 258,880,000 shares authorized – 2023 8,122,060 and 3,678,550 issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	86,709	76,733
Accumulated deficit	(87,084)	(76,624)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(375)	109
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,601	$2,641

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year ended
	December 31
	2024	2023

REVENUE	$108	$498

OPERATING EXPENSES:
Research and development expenses	1,954	741
Selling and marketing expenses	1,201	639
General and administration expenses	6,133	2,196
Impairment of intangible assets	874	-
TOTAL OPERATING EXPENSES	10,162	3,576

OPERATING LOSS	(10,054)	(3,078)

OTHER INCOME (EXPENSE)
Interest and bank fees	(69)	(18)
Foreign exchange gain	11	37
Change in derivative fair value	(156)	-
Other income (expenses)	(190)	457
TOTAL OTHER INCOME (EXPENSE)	(404)	476

LOSS BEFORE INCOME TAX	(10,458)	(2,602)

Income tax provision	(2)	(1)

NET LOSS AND COMPREHENSIVE LOSS	$(10,460)	$(2,603)

BASIC AND DILUTED LOSS PER SHARE	$(1.60)	$(0.81)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	6,546,769	3,233,270

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred stock			Common stock
	Number of Shares	Number of shares to be issued	Amount	Number of shares	Number of shares to be issued	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity (deficit)
BALANCE AT JANUARY 1, 2023	-	-	$-	265,485	-	$-	$71,195	$(74,021)	$(2,226)
Common Stock Private Placement	-	-	-	3,383,784	-	-	133	-	133
Series B Preferred Stock Offering	1,516,199	(1,516,199)	-	-	1,516,199	-	2,608	-	2,608
Series C Preferred Stock Units offering	159,966	-	-	-	-	-	1,902	-	1,902
Share-based compensation expense	-	-	-	29,636	-	-	295	-	295
Shares repurchase	-	-	-	(439)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,603)	(2,603)
BALANCE AT DECEMBER 31, 2023	1,676,165	(1,516,199)	$-	3,678,550	1,516,199	$-	$76,733	$(76,624)	$109
Series B Preferred Stock conversion	(1,516,199)	1,516,199	$-	1,516,199	(1,516,199)	$-	-	-	-
Series C Preferred Stock Units offering	86,953	-	-	-	-	-	945	-	945
Share exchange: former shareholders’ of WaveDancer	-	-	-	802,142	-	-	(204)	-	(204)
Series C Preferred Stock conversion	(246,919)	-	-	596,145	-	-	-	-	-
Private placement, net of issuance costs	-	-	-	319,207	-	-	3,363	-	3,363
Shares issued for debt settlement	-	-	-	10,588	-	-	39	-	39
Shares issued for future settlement of debt	-	-	-	45,344	-	-	-	-	-
Shares and warrants issued for consulting services	-	-	-	22,344	-	-	127	-	127
Shares issued for prepaid services	-	-	-	433,360	-	-	2,440	-	2,440
Shares issued - stock options, warrants and RSU exercises	-	-	-	698,181	-	-	36	-	36
Warrants issued for convertible promissory note	-	-	-	-	-	-	636	-	636
Share-based compensation expense	-	-	-	-	-	-	2,594	-	2,594
Net loss	-	-	-	-	-	-	-	(10,460)	(10,460)
BALANCE AT DECEMBER 31, 2024	-	-	$-	8,122,060	-	$-	$86,709	$(87,084)	$(375)

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,460)	$(2,603)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67	-
Interest and bank fees	30	-
Change in derivative fair value	156	-
Impairment of intangible assets	874
Other income (expenses)	12	-
Share-based compensation expense	2,594	295
Shares and warrants issued for consulting services	127	-
Changes in operating assets and liabilities:
Change in accounts receivable	(37)	(65)
Change in prepaid expenses and deposits	(73)	30
Change in accounts payable	883	35
Change in related party payable	-	(2)
Change in accrued liabilities	(341)	1,047
Change in deferred revenue	13	(909)
Net cash used in operating activities	(6,155)	(2,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire equipment	(148)	-
Outflow from recapitalization transaction	(62)	-
Product enhancements – intangible asset	(267)	(386)
Net cash used in investing activities	(477)	(386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory note, net of transaction costs	1,955	-
Proceeds from exercise of warrants	36	-
Proceeds from sale of shares, net of issuance costs	4,308	4,643
Net cash provided by financing activities	6,299	4,643
INCREASE (DECREASE) IN CASH	(333)	2,085
BALANCE OF CASH AT THE BEGINNING OF YEAR	2,143	58
BALANCE OF CASH AT THE END OF YEAR	$1,810	$2,143

Supplemental cash flow information
Cash paid for interest	11	-
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Deemed issuance of shares to former shareholders’ of WaveDancer	204	-
Product enhancements - intangible asset in accounts payable and accrued liabilities	206
Shares issued for prepaid services	2,440	-
Shares issued for debt	39	-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BUSINESS DESCRIPTION

Overview

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.), a Delaware corporation, and its wholly owned subsidiaries Firefly Neuroscience 2023, Inc., a Delaware corporation (formerly known as Firefly Neuroscience, Inc.), Firefly Neuroscience Ltd., an Israeli corporation (formerly known as Elminda Ltd.), Elminda 2022 Inc., a Delaware corporation (formerly known as Elminda Inc.), Firefly Neurosciences Canada Inc., a Canadian corporation, and Elminda Canada Inc., a Canadian corporation (collectively, the "Company"), are engaged in the development, marketing and distribution of medical devices and technology allowing high resolution visualization and evaluation of the complex neuro-physiological interconnections of the human brain.

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

While WaveDancer was the legal acquirer of Private Firefly in the Merger, the Merger is treated as a reverse recapitalization under Generally Acceptance Accounting Principles in the United States of America (“U.S. GAAP”), whereby Private Firefly is deemed to be the accounting acquirer, WaveDancer was deemed to be the accounting acquiree and the historical financial statements of Private Firefly were carried forward for financial reporting purpose upon the closing of the merger. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Private Firefly issuing stock for the net assets of WaveDancer, accompanied by a recapitalization. The net assets of WaveDancer were stated at carrying values, with no goodwill or other intangible assets recorded.

The combined entity operates under the name Firefly Neuroscience, Inc., and on August 13, 2024, the Company began trading on the Nasdaq Capital Market (NASDAQ Ticker Symbol: AIFF).

Immediately following the closing of the Merger, on August 12, 2024, there were 7,472,555 shares of the Firefly Common Stock outstanding. In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the equity structure of the legal acquirer, WaveDancer. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger.

NOTE 2: GOING CONCERN

As of December 31, 2024, the Company had an accumulated deficit of $87,084 and negative cash flow from operating activities for the year ended December 31, 2024 of $6,155. Further, the Company has recurring losses with minimal revenue from operations and expects to continue generating losses and using cash for operations. While the Company is attempting to raise funds for commercialization, its monthly cash requirements during the year ended December 31, 2024 have been met through the sales of common stock and convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in normal course of business.

Management of the Company has a reasonable expectation that the Company can continue raising additional capital to continue in operational existence for the foreseeable future. Ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

b.	Principles of consolidation

These consolidated financial statements include the financial information of the Company and its subsidiaries. The Company consolidates legal entities in which it holds a controlling financial interest. The Company has a two-tier consolidation model: one focused on voting rights (the voting interest model) and the second focused on a qualitative analysis of power over significant activities and exposure to potentially significant losses or benefits (the variable interest model). All entities are first evaluated to determine whether they are variable interest entities (“VIE”). If an entity is determined not to be a VIE, it is assessed on the basis of voting and other decision-making rights under the voting interest model. The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies. All intercompany balances and transactions were eliminated on consolidation.

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

c.	Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and assumptions, and such differences could be material to the Company’s financial position and results of operations.

i) Share based payments

In calculating share-based compensation expense, key estimates are used such as, the stock price of the Company, the rate of forfeiture of options granted, the expected life of the option, the volatility of the Company’s stock price, and the risk-free interest rate.

ii) Warrants and Derivative liability

In calculating the fair value of warrants issued, the Company includes key estimates such as the selection of an appropriate valuation model, stock price of the Company, the expected life of the warrant, the volatility of the Company’s stock price, and the risk-free interest rate.

d.	Functional currency and foreign currency translations

The currency of the primary economic environment in which the operations of the Company is conducted is the U.S. dollar ("$" or "Dollar"). The reporting and the functional currency of the Company is the U.S Dollar.

The dollar figures are determined as follows: transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively.

e.	Fair value measurement

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The carrying amounts of cash and equivalents, accounts receivable, other receivables, long-term deposits, accounts payable, balances to and from related party and convertible notes approximate their fair value due to the short-term maturity of such instruments. It is management’s opinion that the Company is not exposed to any significant market or credit risks arising from these financial instruments.

f.	Fair value of financial instruments

Cash, accounts receivable, accounts payable, related party payable and accrued liabilities are carried at amortized cost, which management believes approximates their respective fair value due to the short-term nature of these instruments.

Derivative liability of $827 as of December 31, 2024 is measured at fair value using an option-pricing model utilizing Level 2 inputs. These inputs include the stock price of the Company, the expected life of the derivative liability, the volatility of the Company’s stock price, and the risk-free interest rate.

g.	Related party

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence, and related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties. The Company has disclosed its transactions with related parties.

h.	Cash

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use and the period to maturity of which did not exceed three months at time of investment, to be cash.

i.	Accounts receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses. The allowance for expected credit losses (“allowance for doubtful receivables”) is based on the Company’s assessment of collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

j.	Contingent liabilities

Certain conditions may exist as of the date the consolidated financial statements are issued, that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. Such losses are disclosed as contingent liabilities if it is not both probable and reasonably estimable. The Company's management assesses such contingent liabilities and estimated legal fees, if any. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

k.	Warrants

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) ASC 815, “Derivatives and Hedging” (“ASC 815”), and ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480 or meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and as of each subsequent reporting date while the warrants are outstanding. For issued or modified warrants and that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

l.	Derivative financial instruments

The Company evaluates its debt or other funding agreements to determine if those agreements or embedded components of those agreements qualify as derivatives to be separately accounted for in accordance with ASC 815 and ASC 480. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The fair value measurements are determined using models that maximize the use of observable market inputs. The change in fair value is recorded in the accompanying consolidated statements of operations and comprehensive loss as a component of “Other income (expenses)”.

m.	Stock options

The Company grants stock options to certain employees and directors through an established stock option plan. All stock option grants or changes to existing grants, are subject to board of directors’ approval. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASC 718, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2024 and 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

n.	Shares issued for services

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

o.	Revenue recognition

Revenue consists of BNA testing, equipment rental and the undertaking of projects and clinical studies.

Revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company performs the following five steps:

(i)	identify the contract(s) with a customer,
(ii)	identify the performance obligations in the contract,
(iii)	determine the transaction price,
(iv)	allocate the transaction price to the performance obligations in the contract, and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies this five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract, related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied at a point in time.

The Company’s revenues are measured based on the consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company regularly reviews standalone selling prices and updates these estimates, as necessary.

The Company offerings are assessed to determine whether an embedded lease arrangement exists. The Company identifies certain contracts to be within the scope of ASC 842 and ASC 606. For contracts that are in the scope of both ASC 842 and ASC 606, and in which the lease component is an operating lease, the Company applies the practical expedient in ASC 842 to combine the lease component and non-lease components, and to account for the combined components as a single lease component. Accordingly, the Company accounts for the monthly payments as lease revenue.

p.	Deferred revenue

Deferred revenue consists of payments received from customers in advance of satisfying a performance obligation identified in accordance with ASC 606. The change in the deferred revenue balance for the years ended December 31, 2024, and 2023 was driven by payments from customers in advance of satisfying the performance obligations, offset by revenue recognized as performance obligations were completed.

q.	Research and development expenses

Research and development expenses are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies related to the Company’s research and development activities.

r.	Software development costs

Software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized once technological feasibility for the respective upgrades and enhancements has been established.  Capitalized software costs are included in intangible assets, net on the consolidated  balance  sheets. Amortization of software costs are recorded on a straight-line basis over their estimated useful life of five years and begin once the project is substantially complete and the software is ready for its intended purpose.

Unamortized capitalized costs of a computer software product are compared to the net realizable value of the product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off.

s.	Equipment

Equipment is measured at cost, including capitalized borrowing costs, less accumulated depreciation and impairment losses. Ordinary repairs and maintenance are expensed as incurred. The Company uses an estimated useful life of four years for medical equipment.

t.	Income taxes

Income taxes are accounted for using the asset/liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted ASC 740 “Income Taxes” (“ASC 740”), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

u.	Employee benefits

Short-term employee benefits are benefits for which full settlement is expected within twelve months of the end of the financial year in which the members of staff rendered the corresponding services. These benefits include, paid annual leave, paid sick leave, health and governmental social security contributions which are expensed as the services are rendered. A liability for a cash bonus or plan profit-sharing is recognized when the Company has a legal or implied obligation to make such payments because of past services rendered by a member of staff, and it is possible to make a reasonable estimate of the amount.

For post-employment the Company has a defined contribution plan pursuant to section 14 to the Israeli Severance Compensation Act, 1963 under which the Company pays fixed contributions and will have no legal or constructive obligation to pay further contributions if the fund does not hold enough to pay all employee benefits relating to employee service in the current and prior periods. Contributions to the defined contribution plan in respect of severance or retirement pay are recognized as an expense when contributed monthly, concurrently with performance of the employee’s services.

v.	Recent accounting policy adoption

Reportable Segments

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for the year ended December 31, 2024 on a retrospective basis and concluded that the application of this guidance did not have any material impact on consolidated financial statements. Refer to Note 16 for related disclosures.

w.	Recent accounting pronouncements

Income taxes

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements disclosures.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued Account Standards Update, or ASU, 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,”, or ASU 2024-04. ASU 2024-04 clarifies the accounting treatment for settlement of a convertible debt instrument as an induced conversion. ASU 2024-04 is effective on a prospective basis, with the option for retrospective application, for fiscal years beginning after December 15, 2025. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements disclosures.

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

The following table reconciles the elements of the Merger to the consolidated statements of changes in shareholders’ equity for the year ended December 31, 2024:

Recapitalization
Net working capital assumed from WaveDancer	$(216)
Equipment	12
Effect of the Merger, net of transaction costs	$(204)

The net working capital assumed from WaveDancer included $137 related to a pre-existing relationship, which was settled upon the Merger. The following table details the number of shares of common stock issued following the consummation of the Merger:

Number of Shares
Shares of common stock owned by WaveDancer’s pre-Merger shareholders	802,142
Shares of common stock issued in exchange for Private Firefly shares of common stock	6,670,413
Total shares of common stock outstanding immediately after Merger	7,472,555

As of December 31, 2024, 55,784 shares of common stock owned by WaveDancer’s pre-Merger shareholders were in Company’s treasury.

In addition to the shares of common stock, WaveDancer’s shareholders retained:

–	113,522 employee stock options;
–	warrants exercisable for up to 76,098 shares of common stock of the combined entity.

As of December 31, 2024, all WaveDancer options expired. The consolidated assets, liabilities, and results of operations prior to the Merger are those of Private Firefly. In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the equity structure of the legal acquirer, WaveDancer. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the Exchange Ratio of 0.1040 established in the Merger.

NOTE 5: ACCOUNTS RECEIVABLE, NET

Details of accounts receivable balance is as follows:

	December 31
	2024	2023
Accounts receivable	$233	$196
Allowance for doubtful receivables	(112)	(112)
Total	$121	$84

NOTE 6: PREPAID EXPENSES AND DEPOSITS

Detail of prepaid expenses and deposits balance is as follows:

	December 31,
	2024	2023
Shares issued for prepaid services	$417	$-
Prepaid expenses and deposits	280	28
Total (current)	$697	$28

Shares issued for prepaid services	$974	$-
Prepaid expenses and deposits	683	-
Total (non-current)	$1,657	$-

The Company entered into four standalone strategic investment agreements. Pursuant to these agreements, the Company agreed to issue 433,360 of shares of common stock in exchange for $2,925 of service credits that are to be consumed in future. Refer Note 12.a for further details. Included in the non-current prepaid expenses and deposits is a $300 deferred financing cost related to the equity line of credit (Note 11).

NOTE 7: EQUIPMENT, NET

Equipment balance is as follows:

	December 31,
	2024	2023
Medical equipment, cost	$148	$-
Less – accumulated depreciation	(12)	-
Equipment, net	$136	$-

Depreciation expense was $12 and $nil for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company disposed of office equipment for $12 and recognized $12 loss on disposition of assets within “Other income (expenses).”

NOTE 8: INTANGIBLE ASSETS, NET

The following tables summarize the composition of intangible assets as of December 31, 2024:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Finite lived intangible assets
BNA software	$1,109	$(55)	$(874)	$180	4.75
Total intangible assets	$1,109	$(55)	$(874)	$180

During the fourth quarter of 2024, management performed the assessment and determined that one of the capitalized upgrades was no longer expected to be utilized. Consequently, the upgrade was deemed fully impaired, resulting in the Company recording an impairment charge of $874.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2024, is summarized below:
Year ending December 31	Estimated Future Amortization Expense
2025	$38
2026	38
2027	38
2028	38
2029	28
Thereafter	-
Total	$180

NOTE 9: CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note

On December 20, 2024, the Company issued a convertible promissory note of $2,400 and warrants to purchase up to 800,000 shares of common stock at an exercise price of $4.00 per share (“Convertible Promissory Note Warrants”) (Note 12.b). The note includes a discount of $360, and the Company received gross proceeds of $2,040. The note is convertible at $3.00 per share, subject to adjustments (“Conversion Option”). If the Company fails to secure $5,000 in financing within five months, the conversion price adjusts to 90% of the lowest daily VWAP during the five trading days before the conversion notice, with a minimum floor price of $0.48 per share. In the event of default, the conversion price adjusts to the lesser of (i) the then applicable conversion price and (ii) 85% of the lowest daily VWAP during the ten trading days before the conversion notice. If the Company enters into an agreement for a change of control, the holder of the convertible promissory note has the right to require prepayment of an amount equal to 115% of the outstanding principal amount (“Change of Control Prepayment Option”). The principal amount of $2,400 will mature and become due and payable on December 20, 2025.

Each Convertible Promissory Note Warrant entitles the holder to acquire one share of common stock at an exercise price of $4.00 per share for a period of five years from the date of issuance. The warrants were determined to be a freestanding equity instrument.

The Company bifurcated the Conversion Option and accounted for it as a derivative liability due to the conversion feature not being clearly and closely related to the economic characteristics of the host contract.

The inputs used to determine the fair value of the Conversion Option were a share price of $2.33, exercise price of $3.00, expected term of one year, annualized volatility of 110.71%, and a risk-free rate of 4.27%. Any changes in the fair value of the Conversion Option are recognized in “Change in derivatives fair value” in the Company’s consolidated statement of operations. For the year ended December 31, 2024, there were $157 of fair value changes related to the Conversion Option recorded on the consolidated statements of operations.

The Company incurred $85 of costs associated with the issuance of the convertible promissory note. Issuance costs were proportionally allocated to the components of the convertible promissory note. $16 of issuance costs allocated to embedded derivatives were expensed in “Other income (expenses)” in the Company’s consolidated statement of operations.

The following table summarizes the amortized cost portion of the convertible promissory note:

Balance at December 31, 2023	$-
Convertible promissory note proceeds, net of transaction costs	1,955
Allocation to warrants, net of transaction costs	(636)
Allocation to Conversion Option, at fair value including transaction costs	(655)
Interest and accretion	30
Balance at December 31, 2024	$694

NOTE 10: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Compensation Act, 1963, all the Company’s employees located in Israel are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments in respect of those employees. In accordance with the Israeli Severance Compensation Act, payments for 2024 and 2023 were $45 and $33, respectively, which are included in salary and employee benefits within research and development expenses.

NOTE 11: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the IIA, on proceeds from sales of products which the IIA participated by way of grants for research and development. No grants were received in 2024 or 2023. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties based on 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the technology and considers the liability to be contingent upon generation of sales, hence no liability has been recognized as of December 31, 2024 and 2023. The contingent liability amounts to $5,833 and $5,625 for 2024 and 2023, respectively.

Sale of the technology developed utilizing the grants from IIA is restricted and is subject to IIA’s approval.

b. Equity Line of Credit

On December 20, 2024, the Company entered into an equity line of credit agreement with an investor (the “Purchase Agreement”), allowing the Company to direct the investor purchase up to $10,000 in shares of common stock, subject to certain conditions, including filing a registration statement with the U.S. Securities and Exchange Commission (“SEC”). The Company has the right to submit an advance notice for the lower of (i) an amount equal to 40% of the average of the Daily Value Traded (as defined in the Purchase Agreement) of common stock on the five trading days immediately preceding an advance notice, or (ii) $2,000. The purchase price will be 88% of the daily VWAP on the trading day commencing on the date of the advance notice. In connection with the Purchase Agreement, the Company has committed to pay a $300 commitment fee. The Company may not issue shares to the counterparty if it would result in the counterparty owning more than 9.99% of the outstanding shares of common stock. The Company incurred $36 of deferred offering costs associated with the Purchase Agreement and recorded within prepaid expenses and deposits.

As of December 31, 2024, the Company did not issue any shares pursuant to the Purchase Agreement.

NOTE 12: EQUITY

a.	Shares

On February 16, 2023, the Company sold 3,383,784 shares of common stock at a price per share of $0.0041. The Company received aggregate gross proceeds from the offering of $133.

On February 23, 2023, the Company offered up to 1,123,110 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at $1.78 per share. On March 15, 2023, the Company increased the offering to up to 1,516,199 shares of Series B Preferred Stock, with the increase being subsequently approved by the board of directors on November 15, 2023. As of December 31, 2023, the Company received aggregate gross proceeds from the offering of $2,700. The Company incurred $92 of costs associated with the issuance. Series B Preferred Stock issued are equity classified instruments and are recorded as equity. As of December 31, 2023, 1,516,199 Series B Preferred Stock were subscribed and issued.

As of December 31, 2023, the mandatory conversion feature of the Series B Preferred Stock was triggered, as the proceeds from the Series C Offering exceeded $1,000. As per the terms of Series B Preferred Stock, all preferred shares were converted into one share of common stock. During the year ended December 31, 2024, 1,516,199 of shares of Series B Preferred Stock converted into 1,516,199 shares of common stock.

On May 1, 2023, the Company granted 29,636 shares of common stock to a related party as a payment for consulting services provided. The shares awarded are under the scope of ASC 718 and were accounted for as equity-classified awards. The shares were measured at fair value on the grant date at $0.0394 per share.

On August 29, 2023, the Company offered up to 812,500 units (the “Series C Units”), with each Series C Unit consisting of one share of Series C Preferred Stock (the “Series C Preferred Stock”) and one warrant to purchase one share of common stock (the “Series C warrants”), at a combined purchase price of $12.31 per Series C Unit (the “Series C Offering”).

On October 16, 2023, 355 shares of common stock were repurchased for a nominal amount and cancelled by the Company.

During the year ended December 31, 2023, the Company issued 159,966 Series C Units and received aggregate gross proceeds of $1,969. The Company incurred $67 of costs associated with the issuance.

During the year ended December 31, 2024, the Company issued 86,953 Series C Units and received aggregate gross proceeds of $1,070. The Company incurred $125 of costs associated with the issuance and issued broker warrants to purchase up to 4,163 shares of common stock to the associated broker in connection with the Series C Offering. The shares of Series C Preferred Stock issued are equity classified instruments and are recorded as equity. Each Series C Warrant entitles the purchasers to acquire one share of common stock at an exercise price of $24.62 per share for a period of three years from the date of issuance (Note 12.b). The conversion price of the Series C Preferred Stock was amended contemporaneously with the consummation of the Merger. As of August 12, 2024, the mandatory conversion feature of the Series C Preferred Stock was triggered upon the consummation of the Merger. Pursuant to the terms of Series C Preferred Stock, all issued and outstanding shares of the Series C Preferred Stock converted into 596,145 shares of common stock upon consummation of the Merger.

On July 26, 2024, the Company entered into a private placement transaction (the “PIPE”), pursuant to which the Company agreed to issue and sell (i) 319,207 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 504,324 shares of common stock, and (iii) warrants (the “PIPE Warrants”) to purchase up to 823,529 shares of common stock (as adjusted for the Exchange Ratio). The purchase price of each share of common stock and accompanying PIPE Warrant was $4.25 and the purchase price of each Pre-Funded Warrant and accompanying PIPE Warrant was $4.249. The PIPE closed on August 12, 2024, contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the PIPE were approximately $3,500. The Company incurred $137 of costs associated with the issuance.

On July 27, 2024, the Company entered into four standalone strategic investment agreements. One of the service providers is owned by a director of the Company (Note 14). Pursuant to the strategic investment agreements, the Company agreed to issue 433,360 of shares of common stock. The shares are fully vested upon issuance and have been valued at $2,440. These shares were subject to regulatory lock-up restrictions. Of these shares, 140,749 are subject to a 12-month lock-up restriction and 292,611 shares are subject to a 6-month lock-up restriction. The restriction is a characteristic of the security and, therefore, is considered in the fair value measurements. The shares were measured at fair value, considering the effect of the post-vesting restrictions via accounting for discount for lack of marketability (“DLOM”), determined using the Finnerty model. The shares were issued on August 12, 2024, contemporaneously with the consummation of the Merger. Pursuant to the terms of the strategic investment agreements, the service providers granted the Company $2,925 of service credits to perform business consulting and software development services that are to be consumed in future. Service credits were recognized as prepaid expenses in accordance with ASC 718 (Note 6).

On August 12, 2024, the Company issued 45,344 shares of common stock with the intention to settle accrued liabilities. As the Company did not reach a contractual agreement to settle the outstanding amount, the Company recognized a note receivable as contra-equity in return for shares of common stock issued.

On August 12, 2024, pursuant to the terms of the restricted share units (the “RSUs”), all issued and outstanding RSUs of the Company vested and the Company issued 59,264 shares of common stock and recognized $410 of share-based compensation expense (Note 12.g).

In August 2024, the Company issued 802,142 shares of common stock to WaveDancer’s pre-Merger shareholders (Note 4).

During the year ended December 31, 2024, certain warrant holders exercised their warrants to purchase 638,919 shares of common stock for proceeds of $36 for the Company.

b.	Warrants

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, January 1, 2023	33,467	$45.43	2.54
Series C Warrants (Note 12.a)	159,966	24.62
Outstanding warrants, December 31, 2023	193,433	$23.46	2.74
Series C Warrants (Note 12.a)	86,820	24.62
Broker warrants for Series C Offering (Note 12.a)	4,163	12.31
PIPE Warrants (Note 12.a)	823,529	6.83
WaveDancer legacy warrants (Note 4)	76,098	94.69
Convertible Promissory Note Warrants (Note 9)	800,000	4.00
Exercised	(12,827)	0.05
Outstanding warrants, December 31, 2024	1,971,216	$11.54	4.30

c.	Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allows the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the year ended December 31, 2024:

	Number of Warrants	Weighted Average Remaining Life
Outstanding warrants, January 1, 2023	54,708	2.51
Outstanding warrants, December 31, 2023	54,708	1.51
Pre-funded warrants (Note 12.a)	504,324
Series D warrants	92,799
Series A warrants	629,047
Consulting agreement warrants	44,932
Exercised	(626,264)
Outstanding warrants, December 31, 2024	699,546	3.22

On June 15, 2023, the Company granted Series A warrants to purchase up to an aggregate 629,047 shares of common stock to certain investors at a nominal exercise price for a period of five years from the issuance date. The exercisability of the Series A warrants was contingent upon meeting certain market capitalization or occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the Series A warrants became fully vested. The Series A warrants were determined to be an equity instrument. The Company determined the fair value of the Series A warrants to be nominal based on the stock price established at grant date.

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

d.	Employees stock option plan

In 2010, the Company’s board of directors approved an employee and service provider’s stock option plan. On July 8, 2023, the board of directors approved new equity incentive plan (the “Plan”). The Plan permits the grant of options, share appreciation rights (“SARs”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”). In respect of options, the aggregate number of shares of common stock issuable under the Plan shall not exceed twelve percent of the issued and outstanding shares of common stock at any point in time. In respect of SARs, RSUs, DSUs and PSUs: (i) the maximum aggregate number of shares of common stock issuable under this Plan in respect of SARs, RSUs, DSUs and PSUs shall not exceed ten percent of the issued and outstanding shares of common stock as of July 8, 2023; (ii) the total number of SARs, RSUs, DSUs and PSUs issuable to any participant under this Plan shall not exceed one percent of the issued and outstanding shares of common stock at the time of the award.

A summary of option activity under the Plan as of December 31, 2024, and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Options, December 31, 2023	134,333	$20.77	6.18	$-
Options granted	335,728	5.18
WaveDancer options	113,522	82.25
Options expired	(113,522)	82.25
Outstanding Options, December 31, 2024	470,061	$9.64	3.97	$-

The share-based compensation expense related to options for December 31, 2024 and 2023 was $1,574 and $295, respectively. The fair value of options granted for the year ended December 31, 2024 and 2023 was $1,600 and $nil, respectively. The intrinsic value of the options outstanding as of December 31, 2024 and 2023 was $nil.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	2024			2023
Risk free rate	3.75%	-	3.82%	4.35%
Dividend yield		0%		0%
Expected volatility	86.50%	-	87.60%	86%
Expected term (in years)	3.91	-	4.93	3

A summary of the Company’s non-vested options as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below.

	Number of Stock Options	Weighted Average Grant- Date Fair Value
Non-Vested Options, December 31, 2023	90,988	$4.77
Options granted	335,728	4.77
Options vested	(220,289)	4.97
Non-Vested Options, December 31, 2024	206,427	$4.56

As of December 31, 2024, there was $461 of total unrecognized compensation cost related to nonvested options granted under the Plan.

e.	Management options 2024

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

f.	Management options 2023

On July 8, 2023, the Company issued stock options to its employees, officers, directors and consultants to purchase up to an aggregate of 327,421 shares of common stock at an exercise price of $5.18 with a term of five years, where the exercise price is equal to a 25% discount to the issue price of the Company's equity securities in an initial public offering, that results in the Company’s shares of common stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market. Options to purchase up to 37,709 shares of common stock shall vest immediately with the remaining options vesting in 36 equal installments at the end of each calendar month over a period of three years from July 8, 2023. The vesting of management options was contingent upon the occurrence of a liquidity event. Upon the consummation of the Merger on August 12, 2024, the options were considered granted in accordance with ASC 718. The exercise price was determined to be $5.18 per share. 11,037 options were forfeited before the Merger. The Company determined the fair value of the options of $1,501 using the Black-Scholes pricing model. The Company used graded-vesting method for the recognition of share-based compensation related to management options.

g.	Restricted share units (“RSUs”)

On July 8, 2023, the Company granted RSUs to certain management and directors. The vesting of the RSUs was contingent upon a liquidity event that results in the Company’s shares of common stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

Upon the consummation of the Merger on August 12, 2024, RSUs vested and the Company issued 59,264 shares of common stock and recognized $410 of share-based compensation expense.

The following table presents share-based compensation expense by instrument type:

	December 31
	2024	2023
Employees stock options	$1,574	$295
Restricted share units	410	-
Series D warrants	610	-
Total	$2,594	$295

NOTE 13: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares of common stock outstanding during the period computation includes shares of common stock to be contractually issued as of the year end date and warrants exercisable for little or no consideration in relation to the share price. Shares of common stock that were issued and are subject to vesting conditions are not considered outstanding during the requisite service period. The determination of whether shares of common stock that were issued in return for a note receivable are considered outstanding depends on whether the entity has the ability and intent to cancel the shares if the note receivable is not repaid.

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As at December 31, 2024, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants and conversion of convertible promissory note. No adjustments have been made to the weighted average outstanding shares of common stock figures for the year ended December 31, 2024, or 2023, as the assumed conversion would be anti-dilutive.

NOTE 14: RELATED PARTY TRANSACTIONS

On May 1, 2023, the Company issued 29,636 shares of common stock to a related party as a payment for consulting services provided.

On July 8, 2023, the Company granted options to its employees, officers, directors and consultants to purchase an aggregate of 327,421 shares of common stock in the capital of the Company (Note 12.e), 288,794 of these options were granted to related parties.

On June 7, 2024, the Company issued Series D warrants to purchase up to an aggregate 92,799 shares of common stock to certain investors at a nominal exercise price for a period of five years from the issuance date (Note 12.c). 30,933 of Series D warrants were granted to a company wholly owned by one of the Company’s directors. The fair value of the warrants was $203. On September 19, 2024, the director exercised the warrants to purchase 30,933 shares of common stock.

On July 27, 2024, the Company entered into a strategic investment agreement with a company wholly owned by one of the Company’s directors. Pursuant to agreement, the Company agreed to issue 140,749 shares of common stock. The shares were issued on August 12, 2024. The shares were fully vested upon issuance and were valued at $745. Pursuant to the terms of the agreement, the Company was issued $950 of service credits that are to be consumed in future. As of the year ended December 31, 2024, $nil of related prepaid expenses were outstanding.

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

On August 12, 2024, all issued and outstanding RSUs vested and the Company issued 59,264 shares of common stock to related parties and recognized $410 of share-based compensation expense (Note 12.g).

NOTE 15: REVENUE

	December 31
	2024	2023
Type of goods and services
Service	$41	$478
Rental	67	-
Other miscellaneous products	-	20
Total	$108	$498

Timing of recognition of revenue
Point in time	$41	$-
Over time	67	498
Total	$108	$498

NOTE 16: SEGMENT REPORTING

The Company has one reportable segment managed on a consolidated basis: BNA platform. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner. The service term for the software arrangements is variable. The Company does not have intra-entity sales or transfers.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews financial information presented on a consolidated basis to allocate resources, evaluate financial performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the consolidated financial statements is consolidated net loss. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 17: INCOME TAX

The total provision for income taxes differs from the amount which would be computed by applying the U.S. income tax rate to loss before income taxes. The reasons for these differences are as follows:

	December 31
	2024	2023
Statutory income tax rate	21.00%	27.60%

Statutory income tax recovery	$(2,197)	$(718)

Increase (decrease) in income taxes
Nondeductible option expenses	-	135
Nondeductible legal costs related to the Merger	260	-
Other non-deductible permanent differences	76	-
Taxable capital gain on sale of investment and equipment	-	-
Difference in foreign tax rates	(20)	30
Impact of the U.S. state tax rate	(349)	-
State income taxes (net of federal benefit)	2	1
Change in valuation allowance	2,230	553
Income tax expense	$2	$1

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and certain carry-forward balances.

The primary components of the deferred tax assets and liabilities are as follows, for the years indicated below:

	December
	2024	2023
	$	$
Deferred tax assets
Non-capital loss carry-forwards from Canada	4	-
Non-capital loss carry-forwards from U.S.	4,149	1,418
Non-capital loss carry-forwards from Israel	15,572	15,449
Stock-based compensation	405	95
Research and development expenses	198	236
Intangible asset	221	-
Reserves and others	152	127
	20,701	17,325
Deferred tax liabilities
Property, plant and equipment	(18)	-

Valuation allowances for deferred tax assets	(20,683)	(17,325)
Net deferred tax assets	-	-

The net deferred tax assets have been offset by a valuation allowance because it is not more likely than not the Company will realize the benefit of these deferred tax assets. The Company does not have any unrecognized tax benefits as of December 31, 2024 and 2023.

At December 31, 2024, the Company's Canadian, US, and Israeli non-capital income tax losses, the benefit of which has not been recognized on the consolidated financial statements, expire as follows:

	Canada	US (Federal)	US (State - California)	Israel
2034	$-	$-	$-	$-
2035	-	-	-	-
2036	-	-	-	-
2037	-	-	-	-
2038	-	-	-	-
2039	-	-	-	-
2040	-	-	-	-
2041	-	-	-	-
2042	2	-	-	-
2043	-	-	1,278	-
2044	15	-	4,803	-
Indefinite	-	17,733	-	67,706
	$17	$17,733	$6,081	$67,706

The above losses are subject to limitation under IRC section 382 as a result of the ownership change on August 12, 2024. A preliminary estimate, based on the Company's valuation as of the date of the ownership change and utilizing the long-term tax-exempt rate, indicates an approximate annual Section 382 limitation of $1,870. It is important to note that this limitation may be subject to certain favourable adjustments available to annual limitation calculation .

Included within the above presentation, the Company reduced its pre-change net operating loss carryforwards of $5,411 related to subsidiary Elminda 2022 Inc. Due to the ownership change and the determination that Elminda 2022 Inc. had no realizable value, these carryforwards are deemed to be fully limited under Section 382.

At December 31, 2024 and 2023, the Company had a cumulative carry-forward pool of Israeli research and development expenditures in the amount of $862 and $889, respectively, which will be amortized within the next two years.

The 2021 through 2024 U.S. state tax returns are subject to examination by state tax authorities.

In Canada, the taxation years of 2021-2024 remain open to assessment by the Canadian tax authority, which the tax authority can reassess within four years of the date it sent the original notice of assessment for the tax year given the Company is not a Canadian-controlled private corporation.

In Israel, the taxation years of 2021-2024 remain open to assessment by the Israeli tax authority, which the tax authority can reassess within four years from the end of the tax year in which the tax return is filed.

NOTE 18: SUBSEQUENT EVENTS

The subsequent events below are major events or transactions that occurred after the year ended December 31, 2024, but before the issuance of these consolidated financial statements. The below events occurred between January 1, 2025 and April 3, 2025:

On February 12, 2025, PIPE Warrants (Note 12.b) to purchase up to 823,529 and Pre-funded warrants (Note 12.c) to purchase up to 504,324 were exercised and 1,327,853 shares of common stock were issued. The Company received aggregate gross proceeds of $5,625.

On February 14, 2025, convertible promissory note (Note 9) was converted to 800,000 shares of common stock.

On February 19, 2025, Convertible Promissory Note Warrants (Note 9) to purchase up to 800,000 warrants were exercised and 800,000 shares of common stock were issued. The Company received aggregate gross proceeds of $3,200.

On March 28, 2025, the Company issued 547,737 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a combined purchase price of $3.00 per unit. The Company received aggregate net proceeds of $1,567. Each warrant entitles the purchasers to acquire one share of common stock at a price of $4.00 per share for a period of three years from the date of issue. The Company issued broker warrants to purchase up to 25,958 shares of common stock to the associated broker in connection with the offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2025	Firefly Neuroscience, Inc.

/s/ Greg Lipschitz
Name: Greg Lipschitz
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Krzywicki
Name: Paul Krzywicki
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Lipschitz	Chief Executive Officer (principal executive officer)	April 3, 2025
Greg Lipschitz

/s/ Paul Krzywicki	Chief Financial Officer (principal financial officer and principal accounting officer)	April 3, 2025
Paul Krzywicki

/s/ Arun Menawat	Chairman of the Board of Directors	April 3, 2025
Arun Menawat

/s/ David DeCaprio	Director	April 3, 2025
David DeCaprio

/s/ Brian Posner	Director	April 3, 2025
Brian Posner

/s/ Stella Vnook	Director	April 3, 2025
Stella Vnook