Form 10-Q
period 2025-03-31
FIREFLY NEUROSCIENCE, INC.
filed 2025-05-14
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of May 11, 2025, the registrant had 12,861,098 shares of common stock outstanding.

FIREFLY NEUROSCIENCE, INC.

TABLE OF CONTENTS

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$9,545	$1,810
Accounts receivable, net	100	121
Prepaid expenses and deposits	732	697
Total current assets	10,377	2,628
Non current assets
Prepaid expenses and deposits	1,682	1,657
Equipment, net	134	136
Intangible assets, net	170	180
Total non current assets	1,986	1,973
TOTAL ASSETS	$12,363	$4,601

LIABILITIES
Current liabilities
Accounts payable	$1,612	$1,816
Accrued liabilities	1,156	1,626
Deferred revenue	-	13
Convertible promissory note, net of unamortized discount	-	694
Deemed dividend liability	4,410	-
Derivative liability	-	827
Total current liabilities	7,178	4,976
TOTAL LIABILITIES	7,178	4,976

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 shares authorized - 2025; 1,000,000 shares authorized - 2024; nil issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common shares, $0.0001 par value: 100,000,000 shares authorized; 11,678,736 and 8,122,060 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	-
Additional paid-in capital	109,608	86,709
Accumulated deficit	(104,424)	(87,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	5,185	(375)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,363	$4,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2025	2024

REVENUE	$43	$12

OPERATING EXPENSES
Research and development expenses	312	289
Selling and marketing expenses	208	249
General and administration expenses	1,588	565
TOTAL OPERATING EXPENSES	2,108	1,103

OPERATING LOSS	(2,065)	(1,091)

OTHER INCOME (EXPENSE)
Interest and bank fees	(128)	(2)
Unrealized gain (loss) on foreign exchange	3	(28)
Change in derivative fair value	(9,369)	-
Loss on settlement of convertible promissory note	(1,353)	-
Other income (expense)	(18)	(1)
TOTAL OTHER INCOME (EXPENSE)	(10,865)	(31)

LOSS BEFORE INCOME TAX	(12,930)	(1,122)

Income tax provision	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(12,930)	$(1,122)

Deemed dividend on warrant inducement	(4,410)	-

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,340)	$(1,122)

BASIC AND DILUTED LOSS PER SHARE	$(1.74)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	9,956,933	5,194,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred stock			Common stock
	Number of shares	Number of shares to be issued	Amount	Number of shares	Number of shares to be issued	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity (deficit)

BALANCE AT DECEMBER 31, 2024	-	-	$-	8,122,060	-	$-	$86,709	$(87,084)	$(375)
Private placement, net of issuance costs	-	-	-	547,737	-	-	1,464	-	1,464
Shares issued - warrants exercises	-	-	-	2,186,595	-	1	8,827	-	8,828
Shares issued for conversion of Convertible Promissory Note	-	-	-	800,000	-	-	12,329	-	12,329
Shares issued for consulting services	-	-	-	22,344	-	-	32	-	32
Share-based compensation expense	-	-	-	-	-	-	247	-	247
Deemed dividend on warrant inducement	-	-	-	-	-	-	-	(4,410)	(4,410)
Net loss	-	-	-	-	-	-	-	(12,930)	(12,930)
BALANCE AT MARCH 31, 2025	-	-	$-	11,678,736	-	$1	109,608	$(104,424)	$5,185

BALANCE AT DECEMBER 31, 2023	1,676,165	(1,516,199)	$-	3,678,550	1,516,199	$-	$76,733	$(76,624)	$109
Series B Preferred Stock conversion	(1,516,199)	1,516,199	-	1,516,199	(1,516,199)	-	-	-	-
Series C Preferred Stock offering	86,999	-	-	-	-	-	945	-	945
Share-based compensation expense	-	-	-	-	-	-	59	-	59
Net loss	-	-	-	-	-	-	-	(1,122)	(1,122)
BALANCE AT MARCH 31, 2024	246,965	-	$-	5,194,749	-	$-	$77,737	$(77,746)	$(9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(IN THOUSANDS)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,930)	$(1,122)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19	-
Share-based compensation expense	247	59
Accretion expense on convertible promissory note	126	-
Change in derivative fair value	9,369	-
Loss on settlement of convertible promissory note	1,353	-
Drawdown in shares issued for prepaid services	63	-
Shares issued for consulting services	32	-
Changes in operating assets and liabilities:
Change in accounts receivable, net	21	-
Change in prepaid expenses and deposits	(124)	(10)
Change in trade payables	(204)	357
Change in accrued liabilities	(470)	(603)
Change in deferred revenue	(13)	-
Net cash used in operating activities	(2,511)	(1,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire equipment	(7)	-
Product enhancement – intangible asset	-	(131)
Net cash used in investing activities	(7)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares (2025) and settlement of convertible promissory note (2024), net of issuance costs	1,425	945
Proceeds from warrants exercises	8,828	-
Net cash provided by financing activities	10,253	945
INCREASE (DECREASE) IN CASH	7,735	(505)
BALANCE OF CASH AT THE BEGINNING OF PERIOD	1,810	2,143
BALANCE OF CASH AT THE END OF PERIOD	$9,545	$1,638

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Shares issued for conversion of Convertible Promissory Note	12,339	-
Deemed dividend on warrant inducement	4,410	-
Non-cash acquisition of equipment	-	(60)

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

NOTE 2: GOING CONCERN

As of March 31, 2025, the Company had an accumulated deficit of $104,424 and negative cash flow from operating activities for the three months ended March 31, 2025, of $2,511. Further, the Company has recurring losses with minimal revenue from operations and expects to continue generating losses and using cash for operations. On April 30, 2025, the Company paid $3,000 of cash for the acquisition of Evoke Neuroscience, Inc. ("Evoke") (Note 16). While the Company is attempting to raise funds for commercialization, its monthly cash requirements during the three months ended March 31, 2025, have been met through the sales of common stock and warrant exercises. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Management of the Company has a reasonable expectation that the Company can continue raising additional capital to continue in operational existence for the foreseeable future. Ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all.

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“U.S. GAAP”).

The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended December 31, 2024, and the notes thereto included in the Company’s Form 10-K filed with the SEC on April 3, 2025. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. All amounts are disclosed in thousands, except share and per share amounts. The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its consolidated financial position, results of operations, and cash flows of the Company for all periods presented.

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

Significant accounting policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2024.

Impact of recently issued accounting standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's fiscal year 2025. The Company will include such disclosure in its Annual Report on Form 10-K for the year ended December 31, 2025.

The Company has evaluated issued Accounting Standards Updates that have not yet been adopted and believes the adoption of these standards will not have a material impact on its condensed consolidated financial statements.

NOTE 4: ACCOUNTS RECEIVABLE, NET

Details of accounts receivable balance is as follows:

	March 31,	December 31,
	2025	2024
Accounts receivable	$100	$233
Allowance for doubtful receivables	-	(112)
Total	$100	$121

NOTE 5: PREPAID EXPENSES AND DEPOSITS

Details of prepaid expenses and deposits balance is as follows:

	March 31,	December 31,
	2025	2024
Shares issued for prepaid services	$408	$417
Prepaid expenses and deposits	324	280
Total (current)	$732	$697

Shares issued for prepaid services	$911	$974
Prepaid expenses and deposits	771	683
Total (non-current)	$1,682	$1,657

NOTE 6: EQUIPMENT, NET

Equipment balance is as follows:

	March 31,	December 31,
	2025	2024
Medical equipment, cost	$128	$148
Medical equipment subject to operating leases, cost	27	-
Less – accumulated depreciation	(21)	(12)
Equipment, net	$134	$136

Depreciation expense was $9 and $nil for the three months ended March 31, 2025, and 2024, respectively.

Medical equipment subject to operating leases includes hardware leased to customers as part of the Company's products and services offerings. During the three months ended March 31, 2025, the Company entered into a contract with a customer which contains a lease component. Accordingly, the Company accounts for the monthly payments as lease revenue.

NOTE 7: INTANGIBLE ASSETS, NET

The following tables summarize the composition of intangible assets as of March 31, 2025:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Finite lived intangible assets
BNA software	$1,109	$(65)	$(874)	$170	4.50
Total intangible assets	$1,109	$(65)	$(874)	$170

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Finite lived intangible assets
BNA software	$1,109	$(55)	$(874)	$180	4.75
Total intangible assets	$1,109	$(55)	$(874)	$180

Amortization expense was $10 and $nil for the three months ended March 31, 2025, and 2024, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2025, is summarized below:

Year ending December 31	Estimated Future Amortization Expense
2025	$28
2026	38
2027	38
2028	38
2029	28
Thereafter	-
Total	$170

NOTE 8: CONVERTIBLE PROMISSORY NOTE

On December 20, 2024, the Company issued a convertible promissory note of $2,400 and warrants to purchase up to 800,000 shares of common stock at an exercise price of $4.00 per share (“Convertible Promissory Note Warrants”). The note included a discount of $360, and the Company received gross proceeds of $2,040. The note is convertible at $3.00 per share, subject to adjustments (“Conversion Option”). The principal amount of $2,400 was scheduled to mature and become due and payable on December 20, 2025. The Company bifurcated the Conversion Option and accounted for it as a derivative liability due to the conversion feature not being clearly and closely related to the economic characteristics of the host contract.

On February 13, 2025, the convertible promissory note was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. The derivative liability was recorded at its estimated fair value prior to its derecognition upon conversion of the associated convertible promissory notes, resulting in a loss of $9,369. The derecognition of the Conversion Option and host contract on February 13, 2025, and the corresponding issuance of 800,000 shares of common stock at a fair value of $12,368 resulted in an additional loss of $1,353 on the consolidated statement of operations for the three months ended March 31, 2025. The Company incurred $29 in transaction costs relating to the exercise of the conversion option.

The following table summarizes the amortized cost portion of the convertible promissory note:

Balance at December 31, 2023	$-
Convertible promissory note proceeds, net of transaction costs	1,955
Allocation to warrants, net of transaction costs	(636)
Allocation to Conversion Option, at fair value including transaction costs	(655)
Interest and accretion	30
Balance at December 31, 2024	$694
Interest and accretion	126
Settlement via conversion	(820)
Total	$-

The following table summarizes the fair value changes of the Conversion Option:

Balance at December 31, 2023	$-
Allocation to Conversion Option, at fair value	671
Change in derivative fair value	156
Balance at December 31, 2024	$827
Change in derivative fair value	9,369
Settlement via conversion	(10,196)
Total	$-

NOTE 9: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Compensation Act, 1963, all the Company’s employees located in Israel are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments in respect of those employees. In accordance with the Israeli Severance Compensation Act, payments were $11 and $14 for the three months ended March 31, 2025, and 2024, respectively, which are included in salary and employee benefits within research and development expenses.

NOTE 10: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in 2025 or 2024. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the technology and considers the liability to be contingent upon generation of sales; hence no liability has been recognized as of March 31, 2025, and December 31, 2024. The contingent liability amounts to $5,860 and $5,833 for March 31, 2025, and December 31, 2024, respectively.

Sale of the technology developed utilizing the grants from IIA is restricted and is subject to IIA’s approval.

b. Equity Line of Credit

On December 20, 2024, the Company entered into an equity line of credit agreement with an investor (the “Purchase Agreement”), allowing the Company to direct the investor purchase up to $10,000 in shares of common stock, subject to certain conditions, including filing a registration statement with the U.S. Securities and Exchange Commission (“SEC”). The Company has the right to submit an advance notice for the lower of (i) an amount equal to 40% of the average of the Daily Value Traded (as defined in the Purchase Agreement) of common stock on the five trading days immediately preceding an advance notice, or (ii) $2,000. The purchase price will be 88% of the daily VWAP on the trading day commencing on the date of the advance notice. In connection with the Purchase Agreement, the Company has paid a $300 commitment fee and recorded within non-current prepaid expenses and deposits. The Company incurred $36 of deferred offering costs associated with the Purchase Agreement and recorded within non-current prepaid expenses and deposits. Both the commitment fee and deferred offering costs will be charged against the gross proceeds of future sales of shares of common stock under the Purchase Agreement. The Company may not issue shares to the counterparty if it would result in the counterparty owning more than 9.99% of the outstanding shares of common stock. As of March 31, 2025, the Company did not issue any shares pursuant to the Purchase Agreement.

NOTE 11: EQUITY

a.	Shares

On February 13, 2025, convertible promissory note (Note 8) was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. Transaction costs incurred of $39 relating to the exercise of the conversion option are offset within additional paid-in capital.

On March 28, 2025, the Company entered into a private placement transaction (the "PIPE 2025"), pursuant to which the Company agreed to issue and sell (i) 547,737 shares of common stock and (ii) warrants (the "PIPE 2025 warrants") to purchase up to 547,737 shares of common stock, at a combined purchase price of $3.00 per unit. Each warrant entitles the purchasers to acquire one share of common stock at a price of $4.00 per share for a period of three years from the date of issue. The Company issued broker warrants to purchase up to 25,958 shares of common stock to the associated broker in connection with the offering. The aggregate gross proceeds from the PIPE 2025 were $1,643. The Company incurred $179 of costs associated with the issuance. The PIPE 2025 warrants and related broker warrants are equity classified instruments and are recorded as equity.

During the three months ended March 31, 2025, certain warrant holders exercised their warrants (Note 11.b) and penny warrants (Note 11.c) to purchase 2,186,595 shares of common stock for proceeds of $8,828 for the Company.

b.	Warrants

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, January 1, 2025	1,971,216	$11.54	4.30
PIPE 2025 warrants	547,737	4.00
PIPE 2025 broker warrants	25,958	3.80
Exercised	(1,623,530)	5.43
Outstanding warrants, March 31, 2025	921,381	$17.60	2.36

During the three months ended March 31, 2025, the Company entered into a warrant inducement agreement (the "Inducement Agreement") with holders ("PIPE 2024 warrant holders") of the Company's existing warrants ("PIPE 2024 warrants"). Pursuant to the Inducement Agreement, PIPE 2024 warrant holders agreed to exercise for cash PIPE 2024 warrants to purchase up to 823,529 shares of common stock at an exercise price of $6.83. On February 12, 2025, PIPE 2024 warrants were exercised in full for cash proceeds of $5,625. The Company recorded a deemed dividend of $4,410 in relation to the Inducement Agreement as it is considered an inducement offer to exercise the PIPE 2024 warrants. The Company recognized a corresponding liability of $4,410 for the shares to be issued. The fair value of a deemed dividend is estimated based on the fair value of the underlying share of common stock on the warrant exercise date. On April 28, 2025, the Company issued 340,000 shares of its common stock pursuant to the Inducement Agreement.

Further, the Company received proceeds of $3,200 from the exercise of Convertible Promissory Note Warrants (Note 8).

c.	Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allow the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Remaining Life
Outstanding warrants, January 1, 2025	699,546	3.22
Exercised	(563,065)
Outstanding warrants, March 31, 2025	136,481	3.17

d.	Employees stock option plan

A summary of option activity under the Company's equity incentive plan as of March 31, 2025, and changes during the three-month period ended, is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Options, December 31, 2024	470,061	$9.64	3.97	$-
Granted	15,000	3.12
Forfeited or expired	(8,320)	(5.18)
Outstanding Options, March 31, 2025	476,741	$9.51	3.72	$12

The share-based compensation expense related to options for the three months ended March 31, 2025, and 2024, was $86 and $59, respectively. The fair value of options granted for the three months ended March 31, 2025, and 2024, was $34 and $nil, respectively.

The fair value of each option award is estimated on the date of grant using a Black Scholes pricing option valuation model that uses the assumptions noted in the following table.

	2025	2024
Risk free rate	3.98%	-
Dividend yield	0%	-
Expected volatility	93.18%	-
Expected term (in years)	3.12	-

A summary of the Company’s nonvested options as of March 31, 2025, and changes during the three-month period ended, is presented below.

	Number of Stock Options	Weighted Average Grant-Date Fair Value
Non-Vested Options, December 31, 2024	206,427	$4.56
Options granted	15,000	2.28
Options vested	(28,205)	4.63
Options forfeited	(7,164)	5.11
Non-Vested Options, March 31, 2025	186,058	$4.34

As of March 31, 2025, there was $225 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a period of 2.50 years.

e.	Restricted share units (“RSUs”)

On March 10, 2025, the Company granted 10,000 RSUs to certain management and directors. RSUs shall vest in eight equal instalments at each quarter over a period of two years.

A summary of RSU activity under the Company's equity incentive plan as of March 31, 2025, and changes during the period then ended is presented below.

	Number of Stock RSUs	Aggregate Intrinsic Value
Outstanding, December 31, 2024	-	$-
RSUs granted	10,000
Outstanding, March 31, 2025	10,000	$39

The share-based compensation expense related to RSUs for the three months ended March 31, 2025, and 2024 was $1 and $nil, respectively. The fair value of RSUs granted for the three months ended March 31, 2025, and 2024, was $31 and $nil, respectively.

The fair value of each RSU is estimated based on grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of March 31, 2025, and changes during the three months period ended, is presented below.

	Number of Stock RSUs	Weighted Average Grant-Date Fair Value
Non-Vested RSUs, December 31, 2024	-	$-
RSUs granted	10,000	3.12
Non-Vested RSUs, March 31, 2025	10,000	$3.12

As of March 31, 2025, there was $30 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted-average period of 1.94 years.

f.	Deferred stock units ("DSUs")

On March 10, 2025, the Company granted 66,668 DSUs to certain management and directors. An aggregate of 33,332 DSUs vested on the date of the grant, with the remaining DSUs vesting in equal instalments each quarter over a period of two quarters.

A summary of DSU activity under the Company's equity incentive plan as of March 31, 2025, and changes during the period then ended is presented below.

	Number of Stock DSUs	Aggregate Intrinsic Value
Outstanding, December 31, 2024	-	$-
DSUs granted	66,668
Outstanding, March 31, 2025	66,668	$262

The share-based compensation expense related to DSUs for the three months ended March 31, 2025, and 2024 was $117 and $nil, respectively. The fair value of DSUs granted for the three months ended March 31, 2025, and 2024, was $209 and $nil, respectively.

The fair value of each DSU is estimated based on grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of March 31, 2025, and changes during the three months period ended, is presented below.

	Number of Stock DSUs	Weighted Average Grant-Date Fair Value
Non-Vested DSUs, December 31, 2024	-	$-
DSUs granted	66,668	3.12
DSUs vested	(33,332)	(3.12)
Non-Vested DSUs, March 31, 2025	33,336	$3.12

As of March 31, 2025, there was $92 of total unrecognized compensation cost related to nonvested DSUs granted. That cost is expected to be recognized over a weighted-average period of 0.45 years.

NOTE 12: BASIC AND DILUTED NET LOSS PER SHARE

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As of March 31, 2025, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants, RSUs and DSUs. No adjustments have been made to the weighted average outstanding shares of common stock figures for the three months ended March 31, 2025, or 2024, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

2025
Warrants (Note 11.b)	921,381
Stock options (Note 11.d)	476,741
Unvested RSUs (Note 11.e)	10,000
Unvested DSUs (Note 11.f)	33,332
Shares issuable pursuant to the Inducement Agreement (Note 11.b)	340,000
Total	1,781,454

As of March 31, 2024, a total of 753,952 potential issuable shares of common stock, consisting of 335,214 potential issuable shares on warrants, 134,333 potential issuable shares on options, and 284,405 potential issuable shares on Series C Preferred Stock, were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect.

For the purposes of the computation of basic and diluted net loss per share, an amount recognized as a deemed dividend reduced net loss available to common stockholders in a manner similar to the application of the two-class method. The net loss available to common stockholders was adjusted by the deemed dividend associated with the Inducement Agreement (Note 11.b).

NOTE 13: RELATED PARTY TRANSACTIONS

On March 10, 2025, the Company issued stock options to an officer to purchase up to an aggregate of 15,000 shares of common stock and granted 66,668 DSUs and 10,000 RSUs to certain management and directors (Note 11). An aggregate stock-based compensation expense of $117 was recognized relating to these awards during the three months ended March 31, 2025.

NOTE 14: REVENUE

	Three months ended March 31,
	2025	2024
Type of goods and services
Service	$9	$-
Rentals	34	12
Total	$43	$12

Timing of recognition of revenue
Point in time	9	4
Over time	34	8
Total	$43	$12

NOTE 15: SEGMENT REPORTING

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

NOTE 16: SUBSEQUENT EVENTS

On April 30, 2025, the Company acquired all outstanding stock of Evoke Neuroscience, Inc. (“Evoke”), a privately held company which provides customers with a package of hardware and software to measure the electrical activity of the brain. The consideration transferred of approximately $6,000 consists of $3,000 in cash and 857,149 shares of the Company’s shares of common stock for consideration of $3,000. The Company may also be subject to payment of contingent consideration up to $500 based on earnout targets. Due to the timing of the closing of this transaction, the Company has not yet completed its evaluation of the accounting for this transaction, and the identification and determination of fair value of certain assets and liabilities acquired in accordance with ASC 805, Business Combinations. The Company is evaluating the potential effects of this acquisition on the financial statements. Accordingly, financial information has not been provided as such information is not currently readily available.

On April 28, 2025, the Company issued 340,000 shares of common stock pursuant to the Inducement Agreement (Note 11).

On April 28, 2025, the Company entered into a settlement agreement relating to the termination of a former employee of the Company. Pursuant to the settlement agreement, the Company has agreed to issue 21,000 shares of the Company's shares of common stock as full and final settlement compensation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our Current Report on 10-K filed with the SEC on April 3, 2025. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Firefly Neuroscience, Inc., a Delaware corporation and its subsidiaries.

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

These forward-looking statements are based on information available as of the date of this Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2025 (the “2024 Annual Report”), and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

As of the date of this filing, the BNA Platform has been developed and is in the pre-commercial stages but has not yet been launched widely. However, we are currently planning to undertake a commercial launch of the BNA Platform in 2025. We do not expect that additional development costs to achieve this commercial launch will be material. We believe there is potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics. In concert with the commercialization of BNA Platform, we are collaborating with neuroscience drug development companies to support their clinical strategies. We plan to generate revenue through two segments: through the use of BNA Platform by United States neurologists and through collaborations with pharmaceutical companies in support of neuroscience drug development. The proposed business model for neurological clinics consists of a base service fee for licensing the product and a per use fee based on volume. The proposed business model for pharmaceutical companies will be tailored to each customer based on the volume and costs associated to provide such services. In order to commercially launch to the medical community, the company has hired sales staff, conducted soft launches into a number of strategic accounts and plans to continue marketing efforts to secure new accounts. In 2025, the company will focus on targeted outreach and client engagement to commercialize the BNA Platform in the clinics segment. Using its database of potential customers, the company will identify key targets in select markets and connect with them through personalized emails and calls to schedule meetings with decision-makers. The sales team, equipped with marketing materials, case studies, peer-reviewed publications, and knowledge gained from our current research partners, are focused on presenting the platform’s benefits and practical applications during these meetings. Follow-up efforts, including addressing questions and offering support by our Neurological Team, will aim to build strong client relationships and drive adoption of the platform.

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

Recent Developments

Acquisition

On April 30, 2025, we acquired all outstanding stock of Evoke Neuroscience, Inc. (“Evoke”), a privately held company which provides customers with a package of hardware and software to measure the electrical activity of the brain. The consideration transferred of approximately $6,000 and consists of $3,000 in cash and 857,149 shares of our common stock valued at $3.50 per share.

Warrants Exercises

During the week of February 21, 2025, we received total proceeds of $8,825 from the exercise of warrants to purchase 823,530 shares of the common stock of the Company, par value $0.0001 per share (“common stock”), at an exercise price of $6.83, and warrants to purchase 800,000 shares of commons stock, at an exercise price of $4.00, respectively. The warrants were issued pursuant to private placements that closed on August 12, 2024, and December 20, 2024, and no new warrants were issued by the Company as a result of the exercises.

Units Offering

On March 28, 2025, we entered into a private placement subscription agreement (the “Subscription Agreement”) with certain accredited investors (the “Subscribers”), pursuant to which we agreed to issue and sell 547,737 of units (each a “Unit” and, collectively the “Units”), at a purchase price of $3.00 per Unit (the “Units Offering”). Each Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase common stock to the extent that acquiring the shares of common stock instead of such prefunded warrants would have caused the Subscriber to own in excess of 4.99% of the shares of outstanding common stock on a post-issuance basis and (ii) one common stock purchase warrant to purchase common stock over thirty-six (36) months at an exercise price of $4.00 per share. On the same date, the closing under the Subscription Agreement occurred, and we issued the Units to the Subscribers.

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

The largest component of our operating expenses has historically been the investment in research and development activities. We expect to continue to incur research and development expenses as we continuously update and maintain the BNA Platform. It is likely that we will continue to evaluate opportunities and strategic partnerships to acquire or license other products and technologies, which may result in higher research and development expenses due to licensing fees and/or integrations.

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

See Note 3 to our financial statements elsewhere in this Quarterly Report, as well as our previously filed Annual Report for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. We believe the following reflect the critical accounting estimates used in the preparation of our financial statements.

Results of Operations

Comparison of the three months ended March 31, 2025, to the three months ended March 31, 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024:

The following tables set forth our results of operations for the periods presented:

	Three months ended
	March 31,
	$US, in thousands

	2025	2024	Change ($)

REVENUE	43	12	31
OPERATING EXPENSES:
Research and development expenses	312	289	23
Selling and marketing expenses	208	249	(41)
General and administration expenses	1,588	565	1,023
TOTAL OPERATING EXPENSES	2,108	1,103	1,005

OPERATING LOSS	2,065	1,091	974

OTHER INCOME (EXPENSE)
Interest and bank fees	(128)	(2)	126
Unrealized (gain) loss on foreign exchange	3	28	(25)
Change in derivative fair value	(9,369)	-	9,369
Loss on settlement of convertible promissory note	(1,353)	-	1,353
Other Income (Expenses)	(18)	(1)	(17)
TOTAL OTHER INCOME (EXPENSE)	(10,865)	(31)	(10,834)

LOSS BEFORE INCOME TAX	12,930	1,122	11,808
Provision for income tax	-	-	-
NET LOSS	12,930	1,122	11,808

Revenue

Revenue for the three months ended March 31, 2025, was $43, as compared to $12, in the three months ended March 31, 2024, representing an increase of $31, or 258%. The increase is primarily due to increased customers, BNA scans per customer and revenue from the clinical studies.

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025, were $312, as compared to $289 for the three months ended March 31, 2024, representing an increase of $23, or 8%. The increase was primarily due to management options vesting in connection with the consummation of the Merger in 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2025, were $208, as compared to $249 for the for the three months ended March 31, 2024, representing a decrease of $41, or 16%. The decrease was primarily due to two main drivers: (i) a reduction in travel by the sales team representing 45% or the decrease and (ii) a reduction in consultant use representing 51% of the decrease.

General and Administration Expenses

General and administration expenses for the three months ended March 31, 2025, were $1,588, as compared to $565 for the three months ended March 31, 2024, representing an increase of $1,023, or 181%. The increase was primarily due to four main drivers: (i) management options and other compensation vesting in connection with the consummation of the merger representing 12%, (ii) Company insurance representing 15% of the increase (iii) audit and accounting fees representing 35% of the increase, and (iv) investor relations costs representing 15% of the increase.

Other Income (Expense)

Other Income (Expense) for the three months ended March 31, 2025, was $(10,865), as compared to $(31) for the three months ended March 31, 2024, representing an increase in expenses of $10,834. The primary reason for the increase relates to the revaluation and settlement of the convertible note.

Liquidity and Capital Resources

For the next 12 months, we expect to continue to incur negative cash flows from operations as we continue to make targeted investments in sales and marketing and research and development of our next generation BNA Platform. On April 30, 2025, we acquired all outstanding stock of Evoke, the consideration transferred of approximately $6,000 and consists of $3,000 in cash and 857,142 shares of our common stock.

Beyond the next 12 months, our ability to achieve profitability depends on the commercialization of our flagship product, the BNA Platform. We expect to incur significant costs for at least two to four years to commercialize and distribute our products, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development and expand our production capabilities, as needed. As a result, we will require significant capital to support our ongoing operations and to drive our business strategy before we can be profitable which raises substantial doubt.

Until we can generate adequate revenues from the sale of our products to cover our operating expenses and capital expenditure requirements, we expect to finance our operations through the sale of equity, debt financing, or other sources. There can be no guarantee that debt or equity financings will be available to us on commercially reasonable terms, if at all. Additionally, we may be unable to further pursue our business plan, and we may be unable to continue operations. The report of our independent registered public accounting firm for the year ended December 31, 2024, states that there is substantial doubt about our ability to continue as a going concern.

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

Cash flows for the three months ended March 31, 2025, to the three months ended March 31, 2024

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the three months ended March 31,
	2025	2024	Change
		(in thousands)

Net cash (used in) provided by

Operating activities	$(2,511)	$(1,319)	$(1,192)

Investing activities	$(7)	$(131)	$124

Financing activities	$10,253	$945	$9,308

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $2,511, as compared to $1,319 for the three months ended March 31, 2024, representing an increase of $1,192, or 90%. This increase in net cash used in operating activities is primarily due to an increase in day-to-day operating costs and a reduction in Trade Payables.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $7, as compared to $131 used in investing activities for the three months ended March 31, 2024. The decrease in cash used in investing activities is primarily attributed to minimal product enhancements being made in the quarter.

Financing Activities

For the three months ended March 31, 2025, net cash provided from financing activities was $10,300, as compared to $945 for the three months ended March 31, 2024, representing an increase of $9,308, or 985%. The increase was primarily due to the exercise of warrants in February 2025.

Recent Financings

Warrants Exercises

Over the week of February 21, 2025, we received total proceeds of $8,825 from the exercise of warrants to purchase 823,530 shares of the common stock, at an exercise price of $6.83, and warrants to purchase 800,000 shares of commons stock, at an exercise price of $4.00, respectively. The warrants were issued pursuant to private placements that closed on August 12, 2024, and December 20, 2024, and no new warrants were issued by the Company as a result of the exercises.

Units Offering

On March 28, 2025, we entered into the Subscription Agreement with the Subscribers, pursuant to which we agreed to issue and sell 547,737 of Units, at a purchase price of $3.00 per Unit. Each Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase common stock to the extent that acquiring the shares of common stock instead of such prefunded warrants would have caused the Subscriber to own in excess of 4.99% of the shares of outstanding common stock on a post-issuance basis and (ii) one common stock purchase warrant to purchase common stock over thirty-six (36) months at an exercise price of $4.00 per share. On the same date, the closing under the Subscription Agreement occurred, and we issued the Units to the Subscribers.

Known Trends, Events, and Uncertainties

As with other companies that are in our industry, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as endemics and epidemics are difficult to predict, changes in Economic and trade policies could have a material and significant impact and the consequences of the ongoing war between Israel and Hamas, including related sanctions and countermeasures and the effects of such war on our employees in Israel, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this Form 10-Q, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2025, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2025 were not effective for the reasons stated below.

Management’s Report on Internal Control over Financial Reporting

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

As of March 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective for the reasons stated in the following paragraph.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

Remediation Plan for the Material Weaknesses

Management is committed to the remediation of the material weakness described above beginning this quarter and into the remainder of 2025. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

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

PART II— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of the 2024 Annual Report with the exception of the Risk Factors added below.

We have engaged, and may continue to engage, in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Acquisitions involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable customers, legal liabilities, the need to amortize acquired intangible assets, and intellectual property ownership and infringement risks, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any additional future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to governmental approval, execution, integration or underperformance relative to prior expectations. Acquisitions may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated.

Following the completion of acquisitions, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, and other transition services to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business.

In April 2025, we acquired Evoke Neuroscience Inc ("Evoke"), On April 30, 2025, we completed the acquisition of the Evoke Neuroscience Inc ("Evoke"), which resulted in our acquisition of the Evoke business and a significant expansion of our business operations and headcount. In the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, including, but not limited to, the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with current products and technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors, and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

●	failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

●	inability to assert that internal controls over financial reporting are effective; and

●	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

●	inability to rebuild trust with home builders due to the SunPower bankruptcy.

●	inability to obtain advantageous financing arrangements with financiers in order to pass the saving on to customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, other than those previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2025, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

3.2	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.7 to the 2024 Annual Report filed on April 3, 2025)

4.2	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.8 to the 2024 Annual Report filed on April 3, 2025)

4.3	Common Stock Purchase Warrant issued to Canaccord Genuity Corp., dated as of March 28, 2025 (incorporated by reference to Exhibit 4.9 to the 2024 Annual Report filed on April 3, 2025)

10.1†	Employment Agreement, dated as of March 12, 2025, by and between Deel Canada Services, Inc. and Paul Krzywicki (incorporated by reference to Exhibit 10.20 to the 2024 Annual Report filed on April 3, 2025)

10.2†	Executive Employment Agreement, dated March 27, 2025, by and between Firefly Neuroscience, Inc. and Greg Lipschitz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2025)

10.3	Securities Purchase Agreement dated April 30, 2025, by and among Firefly Neurosciences Inc., Evoke Neuroscience, Inc., and stockholders of Evoke (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2025).

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited Interim Condensed Consolidated Financial Statements for the Three Months ended March 31, 2024 (incorporated by reference to Exhibit 99.3 to the 8-K filed on August 12, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Executive compensation plan or arrangement

*	Filed herewith

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFLY NEUROSCIENCE, INC.

Date: May 14, 2025	By:	/s/ Greg Lipschitz
Greg Lipschitz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Krzywicki
Paul Krzywicki
Chief Financial Officer
(Principal Financial and Accounting Officer)