Form 10-Q
period 2025-06-30
FIREFLY NEUROSCIENCE, INC.
filed 2025-08-13
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of August 8, 2025, there were a total of 13,392,918 shares of the registrant's common stock outstanding.

FIREFLY NEUROSCIENCE, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

Part I.

Financial Information

Item 1. Financial Statements.

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$5,918	$1,810
Other receivables	197	121
Prepaid expenses	1,283	697
Inventory	133	-
Total current assets	7,531	2,628
Non current assets
Prepaid expenses	1,000	1,657
Equipment, net	135	136
Intangible assets, net	1,097	180
Goodwill	5,175	-
Total non current assets	7,407	1,973
TOTAL ASSETS	$14,938	$4,601

LIABILITIES
Current liabilities
Trade payables	$1,502	$1,816
Accrued liabilities	532	1,626
Deferred revenue	283	13
Convertible promissory note, net of unamortized discount	-	694
Deemed dividend liability	-	-
Contingent consideration payable	478	-
Derivative liability	-	827
Total current liabilities	2,795	4,976
Non current liabilities
Deferred revenue	43	-
TOTAL LIABILITIES	$2,838	$4,976

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 shares authorized; nil issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common shares, $0.0001 par value: 100,000,000 shares authorized; 13,298,838 and 8,122,060 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	-
Additional paid-in capital	118,356	86,709
Accumulated deficit	(106,257)	(87,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	12,100	(375)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,938	$4,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE	$299	$10	$342	$22
COST OF GOODS SOLD	25	-	25	-
GROSS MARGIN	274	10	317	22

OPERATING EXPENSES:
Research and development expenses	336	350	648	639
Selling and marketing expenses	199	293	407	542
General and administration expenses	1,373	626	2,961	1,191
TOTAL OPERATING EXPENSES	1,908	1,269	4,016	2,372

OPERATING LOSS	(1,634)	(1,259)	(3,699)	(2,350)

OTHER INCOME (EXPENSE)
Interest and bank fees	(15)	(10)	(143)	(12)
Interest income	30	-	30	-
Unrealized gain (loss) on foreign exchange	(7)	31	(4)	3
Change in derivative fair value	-	-	(9,369)	-
Loss on settlement	-	-	(1,353)	-
Other income (expense), net	(203)	(26)	(221)	(27)
TOTAL OTHER INCOME (EXPENSE)	(195)	(5)	(11,060)	(36)

LOSS BEFORE INCOME TAX	(1,829)	(1,264)	(14,759)	(2,386)

Income tax provision	4	-	4	-

NET LOSS AND COMPREHENSIVE LOSS	$(1,833)	$(1,264)	$(14,763)	$(2,386)

Deemed dividend on warrant inducement	-	-	(4,410)	-

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,833)	(1,264)	(19,173)	(2,386)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.24)	$(1.69)	$(0.46)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	12,668,550	5,194,666	11,320,232	5,194,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

JUNE 30, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred stock			Common stock
	Number of shares	Number of shares to be issued	Amount	Number of shares	Number of shares to be issued	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity (deficit)

BALANCE AT DECEMBER 31, 2024	-	-	$-	8,122,060	-	$-	$86,709	$(87,084)	$(375)
Private placement, net of issuance costs	-	-	-	547,737	-	-	1,464	-	1,464
Shares issued - warrants exercised	-	-	-	2,186,595	-	1	8,827	-	8,828
Shares issued for conversion of Convertible Promissory Note	-	-	-	800,000	-	-	12,329	-	12,329
Shares issues for consulting services	-	-	-	22,344	-	-	32	-	32
Share-based compensation expense	-	-	-	-	-	-	247	-	247
Deemed dividend on warrant inducement	-	-	-	-	-	-	-	(4,410)	(4,410)
Net loss	-	-	-	-	-	-	-	(12,930)	(12,930)
BALANCE AT MARCH 31, 2025	-	-	$-	11,678,736	-	$1	$109,608	$(104,424)	$5,185
Private placement, net of issuance costs	-	-	-	340,000	-	-	1,135	-	1,135
Shares issued for debt	-	-	-	37,549	-	-	383	-	383
Shares issued for Evoke acquisition	-	-	-	857,142	-	-	2,743	-	2,743
Share-based compensation expense	-	-	-	45,411	-	-	77	-	77
Deemed dividend on warrant inducement	-	-	-	340,000	-	-	4,410	-	4,410
Net loss	-	-	-	-	-	-	-	(1,833)	(1,833)
BALANCE AT JUNE 30, 2025	-	-	$-	13,298,838	-	$1	$118,356	$(106,257)	$12,100

BALANCE AT DECEMBER 31, 2023	1,676,165	(1,516,199)	$-	3,678,550	1,516,199	$-	$76,733	$(76,624)	$109
Series B Preferred Stock conversion	(1,516,199)	1,516,199	-	1,516,199	(1,516,199)	-	-	-	-
Series C Preferred Stock Units offering	86,999	-	-	-	-	-	945	-	945
Share-based compensation expense	-	-	-	-	-	-	59	-	59
Net loss	-	-	-	-	-	-	-	(1,122)	(1,122)
BALANCE AT MARCH 31, 2024	246,965	-	-	5,194,749	-	-	$77,737	$(77,746)	$(9)
Series B Preferred Stock conversion	-	-	-	-	-	-	-	-	-
Series C Preferred Stock Units offering	-	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	-	-	(1,264)	(1,264)
BALANCE AT JUNE 30, 2024	246,965	-	$-	5,194,749	-	$-	$77,795	$(79,010)	$(1,215)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,763)	$(2,386)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	62	4
Share-based compensation expense	324	117
Accretion expense on convertible promissory note	126	-
Change in derivative fair value	9,369	-
Loss on settlement of convertible promissory note	1,353	-
Loss on shares issued for debt	217	-
Drawdown in shares issued for prepaid services	140	-
Shares issued for consulting services	32	-
Changes in operating assets and liabilities:
Change in receivables	(31)	1
Change in prepaid expenses	(67)	(35)
Change in inventory	(37)	-
Change in trade payables	(475)	810
Change in accrued liabilities	(1,184)	(929)
Change in deferred revenue	33	-
Net cash used in operating activities	(4,901)	(2,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new business, net of cash acquired	(2,360)
Purchase of equipment	(19)	(64)
Product enhancement – intangible asset	-	(248)
Net cash used in investing activities	(2,379)	(312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares, net of issuance costs	2,560	945
Proceeds from exercise of warrants	8,828	-
Net cash provided by financing activities	11,388	945
INCREASE (DECREASE) IN CASH	4,108	(1,785)
BALANCE OF CASH AT THE BEGINNING OF PERIOD	1,810	2,143
BALANCE OF CASH AT THE END OF PERIOD	$5,918	$358

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Shares issued for conversion of the convertible promissory note	12,339	-
Deemed dividend on warrant inducement	4,410	-
Shares issued for debt	426	-
Shares issued for Acquisition of new business	2,743	-
Non-cash acquisition of equipment	-	(60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BUSINESS DESCRIPTION

Overview

Firefly Neuroscience, Inc. (formerly WaveDancer, Inc.), a Delaware corporation, and its wholly owned subsidiaries Firefly Neuroscience 2023, Inc., a Delaware corporation (formerly known as Firefly Neuroscience, Inc.), Firefly Neuroscience Ltd., an Israeli corporation (formerly known as Elminda Ltd.), Elminda 2022 Inc., a Delaware corporation (formerly known as Elminda Inc.), Firefly Neurosciences Canada Inc., a Canadian corporation, and Elminda Canada Inc., a Canadian corporation (collectively, the “Company”), are engaged in the development, marketing and distribution of medical devices and technology allowing high resolution visualization and evaluation of the complex neuro-physiological interconnections of the human brain. On April 30, 2025, the Company acquired all outstanding stock of Evoke Neuroscience, Inc. (“Evoke”), a Delaware corporation, a privately held company which provides customers with a package of hardware and software to measure the electrical activity of the brain.

NOTE 2: GOING CONCERN

As of June 30, 2025, the Company had an accumulated deficit of $106,257 and negative cash flow from operating activities for the six months ended June 30, 2025, of $4,901. Further, the Company has recurring losses with minimal revenue from operations and expects to continue generating losses and using cash for operations. On April 30, 2025, the Company paid $3,000 of cash for the acquisition of Evoke (Note 4). The Company’s cash requirements have been met through the sales of common stock and warrant exercises. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Principles of consolidation

These unaudited consolidated financial statements include the financial information of the Company and its subsidiaries. The Company consolidates legal entities in which it holds a controlling financial interest. The Company has a two-tier consolidation model: one focused on voting rights (the voting interest model) and the second focused on a qualitative analysis of power over significant activities and exposure to potentially significant losses or benefits (the variable interest model). All entities are first evaluated to determine whether they are variable interest entities (“VIE”). If an entity is determined not to be a VIE, it is assessed on the basis of voting and other decision-making rights under the voting interest model. The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies. All intercompany balances and transactions were eliminated on consolidation

Use of estimates in the preparation of consolidated financial statements

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

Significant accounting policies

With the exception of Business Combinations, Goodwill, Intangible Assets, and Inventory as described below, there have been no new or material changes to the significant accounting policies discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2024.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are remeasure at fair value at each reporting period. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations.

Goodwill

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on December 31 of each year utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values.

Intangible assets

Identifiable intangible assets primarily include developed technology, software development costs, trade name and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

Inventory

Inventory, which consists of material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of June 30, 2025.

Revenue Recognition

Revenue consists of EEG testing, equipment rental, equipment sales, the undertaking of projects and clinical studies, and other related services.

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

Deferred revenue

Deferred revenue consists of payments received from customers in advance of satisfying a performance obligation identified in accordance with ASC 606. The change in the deferred revenue balance for the six months ended June 30, 2025 and 2024 was driven by payments from customers in advance of satisfying the performance obligations, offset by revenue recognized as performance obligations were completed.

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

NOTE 4: BUSINESS COMBINATION

Evoke Neuroscience, Inc.

On April 30, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Evoke Neuroscience, Inc. (“Evoke”) and stockholders of Evoke (the “Sellers”) to increase Firefly Neuroscience, Inc.'s capacity and expand its customer base. The Sellers sold and the Company purchased all of the issued and outstanding shares of Evoke, for a total purchase price consisting of: (i) $3,000 in cash (the “Cash Purchase Price”); (ii) shares of the Company’s common stock having an aggregate value of $3,000 priced at $3.50 per share (the “Shares”); and (iii) an earn-out payment in the form of additional shares of the Company’s common stock with an aggregate value of $500, contingent upon the achievement of specified revenue targets during a thirty-six (36) month earn-out period, all as further described in the Securities Purchase Agreement (the “Earn-Out Shares,” and collectively with the Cash Purchase Price and Share Consideration, the “Purchase Price”).

Each Seller agreed not to sell, transfer, or otherwise dispose of any Shares, or engage in any transaction that would transfer the economic benefits of the Shares during the Lock-Up Period (the “Lock-Up Period”) without the prior written consent of the Company. The Lock-Up Period began on the closing date and will end on the earlier of (a) six months after the closing date or (b) the effective date of a registration statement filed by the Company with the SEC covering the resale of the Shares.

In addition, if the estimated working capital is below $90 (“Minimum Working Capital Threshold”), the Purchase Price shall be reduced by the shortfall, though no increase would occur if the working capital exceeds the Minimum Working Capital Threshold. Additionally, $150 of the Cash Purchase Price were wired directly to Evoke to fund post-closing operational expenses (“Operational Expense Amount”), and the Operational Expense Amount shall be excluded from calculating the Closing Working Capital (as defined in the Securities Purchase Agreement), the Minimum Working Capital Threshold, and the Final Closing Statement. Within 90 days after closing, the Company will provide a final closing statement with the actual figures prepared in good faith.

The transactions contemplated under the Securities Purchase Agreement were closed on May 1, 2025, which were subject to customary closing conditions, including, without limitation, the completion of mutually satisfactory due diligence; compliance with applicable regulatory requirements; the Company entering into a satisfactory consulting agreement with David W. Hagedorn; Evoke having no outstanding debt or liabilities in default; the receipt of any required shareholder approvals; and the delivery of evidence of debt payoff from the Company’s loan holders.

The aggregate purchase price was $6,221, which consisted of: (a) $3,000 in cash; (b) 857,142 shares of Company common stock with an acquisition date fair value of $2,743; and (c) a liability associated with the Earn-Out Shares with an acquisition date fair value of $478, subject to the conditions described above.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for Evoke. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date.

The allocation of the purchase price has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available.

The primary areas of the purchase price that are not yet finalized are related to the valuation of, Developed technologies, Trade names, Non-compete agreements, Customer lists, Deferred revenues, and Goodwill.

Purchase Price Allocation
Purchase Consideration:
Cash	$3,000
Common stock	2,743
Earn-Out Shares	478

Total Purchase Consideration	$6,221

Less:
Developed technology	$700
Trade name	150
Non-compete agreements	110
Working capital	139
Security deposit	3
Deferred revenue, non-current portion	(56)

Fair Value of Identified Net Assets	$1,046

Goodwill	$5,175

In connection with the acquisition of Evoke, the Company acquired intangible assets in the form of developed technology, a trade name and non-compete agreements. The Company used the relief from royalty method when determining the fair value of the acquired trade name and developed technology. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trade name and developed technology and had to license it from a third party. The trade name was assigned a useful life of 3 years and the internally developed technology was assigned a useful life of 9 years. The Company used the postulated loss of income method when determining the fair value of the non-compete agreements. The non-compete agreements were assigned a contractual useful life of 5 years. Significant assumptions included a discount rate of 15%, royalty rates of 3.5% and an assumed income tax rate of 26.5%.

The fair value of working capital accounts was determined to be their carrying values due to the short-term nature of the assets and liabilities.

The contingent consideration associated with the Earn-Out Shares of $478 reflects the estimated fair value, at the acquisition date, of contingent future cash payments of up to $500 to the Sellers under an “earn-out” provision of the Securities Purchase Agreement. The Company determined the estimated acquisition date of fair value of the contingent consideration using a Monte Carlo simulation. Significant assumptions included a discount rate of 3.5% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three month revenue volatility rate of 1.6%.

This contingent consideration liability will be remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the three months ended June 30, 2025, the Company recognized a loss on change in fair value of contingent consideration of $3. Significant assumptions included a discount rate of 3.6% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 2.4%.

The components of working capital are as follows:

Current assets:
Cash	$599
Accounts receivable, net	45
Inventory	104

Total current assets	$748

Less current liabilities:
Accounts payable	$280
Accrued expenses and other current liabilities	137
Deferred revenue	192

Total current liabilities	$609

Net working capital	$139

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $5,175 from the acquisition of Evoke is not expected to be deductible for income tax purposes.

The condensed consolidated financial statements of the Company include the results of operations of Evoke from April 30, 2025 to June 30, 2025 and do not include results of operations for periods prior to April 30, 2025. The results of operations of Evoke from April 30, 2025 to June 30, 2025 included revenues of $251 and a net loss of $12.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024 as if the acquisition of Evoke occurred at the beginning of fiscal year 2024. The pro forma information provided below is compiled from the preacquisition financial information of Evoke and includes pro forma adjustments to give effect to (i) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2024 or (ii) future results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$408	$2,474	$856	$4,867
Net loss	$(1,857)	$(452)	$(15,019)	$(1,206)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $50 were expensed as incurred and are recorded within general and administrative expenses on the condensed consolidated statements of operations.

NOTE 5: ACCOUNTS RECEIVABLE

Details of accounts receivable balance is as follows:

	June 30,	December 31,
	2025	2024
Accounts receivable	$200	$233
Allowance for expected credit losses	(3)	(112)
Total	$197	$121

NOTE 6: PREPAID EXPENSES

Details of prepaid expenses balance is as follows:

	June 30,	December 31,
	2025	2024
Shares issued for prepaid services	$658	$417
Prepaid expenses	625	280
Total (current)	$1,283	$697

Shares issued for prepaid services	$584	$974
Prepaid expenses	416	683
Total (non-current)	$1,000	$1,657

NOTE 7: INVENTORY

Details of inventory balance is as follows:

	June 30,	December 31,
	2025	2024
Raw Materials	$117	$-
Work In Process	-	-
Finished Goods	16	-
Total (current)	$133	$-

NOTE 8: EQUIPMENT

Equipment balance is as follows:

	June 30,	December 31,
	2025	2024
Medical equipment, cost	$139	$148
Medical equipment subject to operating leases, cost	27	-
Less – accumulated depreciation	(31)	(12)
Equipment, net	$135	$136

Depreciation expense was $10 and $19 for the three and six months ended June 30, 2025, respectively.

Medical equipment subject to operating leases includes hardware leased to customers as part of the Company's products and services offerings.

NOTE 9: INTANGIBLE ASSETS, NET AND GOODWILL

The following tables summarize the composition of intangible assets as of June 30, 2025:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Unamortized intangible assets
BNA software	$1,109	$(74)	(874)	$161	4.25
Developed technology	700	(13)	-	687	8.83
Trade names	150	(8)	-	142	2.83
Non-compete agreements	110	(3)	-	107	5.83
Total intangible assets	$2,069	$(98)	(874)	$1,097	7.09

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Finite lived intangible assets
BNA software	$1,109	$(55)	(874)	$180	4.75
Total intangible assets	$1,109	$(55)	(874)	$180	4.75

Amortization expense was $33 and $43 for the three and six months ended June 30, 2025, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2025, is summarized below:

Year ending December 31	Estimated Future Amortization Expense
2025	$92
2026	184
2027	184
2028	151
2029	125
Thereafter	361
Total	$1,097

The following table summarizes the changes in the carrying amount of goodwill for the periods presented:

	June 30,	December 31,
	2025	2024
Balance, beginning of year	$-	$-
Acquired in Evoke business combination.	5,175	-
Balance, end of period	$5,175	$-

NOTE 10: CONVERTIBLE PROMISSORY NOTE

On December 20, 2024, the Company issued a convertible promissory note of $2,400 and warrants to purchase up to 800,000 shares of common stock at an exercise price of $4.00 per share (“Convertible Promissory Note Warrants”). The note included a discount of $360, and the Company received gross proceeds of $2,040. The note is convertible at $3.00 per share, subject to adjustments (“Conversion Option”). The principal amount of $2,400 was scheduled to mature and become due and payable on December 20, 2025. The Company bifurcated the Conversion Option and accounted for it as a derivative liability due to the conversion feature not being clearly and closely related to the economic characteristics of the host contract. On February 13, 2025, the convertible promissory note was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. The derivative liability was recorded at its estimated fair value prior to its derecognition upon conversion of the associated convertible promissory notes, resulting in a loss of $9,369. The derecognition of the Conversion Option and host contract on February 13, 2025, and the corresponding issuance of 800,000 shares of common stock at a fair value of $12,368 resulted in an additional loss of $1,353 on the consolidated statement of operations for the six months ended June 30, 2025. The Company incurred $29 in transaction costs relating to the exercise of the conversion option. The following table summarizes the amortized cost portion of the convertible promissory note:

Balance at December 31, 2023	$-
Convertible promissory note proceeds, net of transaction costs	1,995
Allocation to warrants, net of transaction costs	(636)
Allocation to Conversion Option, at fair value including transaction costs	(655)
Interest and accretion	30
Balance at December 31, 2024	$694
Interest and accretion	126
Settlement via conversion	(820)
Balance at June 30, 2025	$-

The following table summarizes the fair value changes of the Conversion Option:

Balance at December 31, 2023	$-
Allocation to Conversion Option, at fair value	671
Change in derivative fair value	156
Balance at December 31, 2024	$827
Change in derivative fair value	9,369
Settlement via conversion	(10,196)
Balance at June 30, 2025	$-

NOTE 11: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Pay Law, 1963, all of the Company’s employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments with respect to those employees. In accordance with the Israeli Severance Pay Law, 1963, severance payments, which are included in salary and employee benefits, were $11 and $22 for the three and six months ended June 30, 2025, respectively, and $6 and $22 for the three and six months ended June 30, 2024, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in the period beginning January 1, 2024 through June 30, 2025. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the technology and considers the liability to be contingent upon generation of sales, hence no liability has been recognized as of June 30, 2025, and December 31, 2024. The contingent liability amounts to $5,782 and $5,833 for June 30, 2025, and December 31, 2024 respectively.

Sale of the technology developed utilizing the grants from IIA is restricted and is subject to IIA’s approval.

b. Equity Line of Credit

On December 20, 2024, the Company entered into an equity line of credit agreement with an investor (the “Purchase Agreement”), allowing the Company to direct the investor purchase up to $10,000 in shares of common stock, subject to certain conditions, including filing a registration statement with the U.S. Securities and Exchange Commission (“SEC”). The Company has the right to submit an advance notice for the lower of (i) an amount equal to 40% of the average of the Daily Value Traded (as defined in the Purchase Agreement) of common stock on the five trading days immediately preceding an advance notice, or (ii) $2,000. The purchase price will be 88% of the daily VWAP on the trading day commencing on the date of the advance notice. In connection with the Purchase Agreement, the Company has paid a $300 commitment fee and recorded within non-current prepaid expenses and deposits. The Company incurred $36 of deferred offering costs associated with the Purchase Agreement and recorded within non-current prepaid expenses and deposits. Both the commitment fee and deferred offering costs will be charged against the gross proceeds of future sales of shares of common stock under the Purchase Agreement. The Company may not issue shares to the counterparty if it would result in the counterparty owning more than 9.99% of the outstanding shares of common stock. As of June 30, 2025, the Company did not issue any shares pursuant to the Purchase Agreement.

c. Legal Proceedings

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. After consulting with counsel, the Company is not aware of any currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position.

NOTE 13: EQUITY

a.	Shares

On February 13, 2025, convertible promissory note (Note 10) was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. Transaction costs incurred of $39 relating to the exercise of the conversion option are offset within additional paid-in capital.

On March 28, 2025, the Company entered into a private placement transaction (the “March 2025 Units Offering”), pursuant to which the Company agreed to issue and sell (i) 547,737 shares of common stock and (ii) warrants (the “PIPE 2025 warrants”) to purchase up to 547,737 shares of common stock, at a combined purchase price of $3.00 per unit. Each warrant entitles the purchasers to acquire one share of common stock at a price of $4.00 per share for a period of three years from the date of issue. The Company issued broker warrants to purchase up to 25,958 shares of common stock to the associated broker in connection with the offering. The aggregate gross proceeds from the March 2025 Units Offering were $1,643. The Company incurred $179 of costs associated with the issuance. The PIPE 2025 warrants and related broker warrants are equity classified instruments and are recorded as equity.

On April 28, 2025, the Company issued 340,000 shares of common stock pursuant to the Inducement Agreement (Note 13.b).

On April 30, 2025, the Company issued 857,142 shares of common stock for the acquisition of Evoke (Note 4). The shares were measured at fair value at $3.20 per share.

On June 16, 2025, the Company entered into a securities purchase agreement with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell 400,000 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit, for aggregate gross proceeds of $1,200. Each Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) at a nominal exercise price of $0.0001 per share, (ii) one common stock purchase warrant (the “$3.50 Warrant”) to purchase one share of common stock at an exercise price of $3.50 per share, exercisable for five years, and (iii) one common stock purchase warrant (the “$4.00 Warrant,” and together with the Pre-Funded Warrants and $3.50 Warrants, the “Warrants”) to purchase one share of common stock at an exercise price of $4.00 per share, also exercisable for five years. The Company issued 400,000 Units to the Investors, consisting of 340,000 shares of common stock, 60,000 Pre-Funded Warrants, 400,000 $3.50 Warrants, and 400,000 $4.00 Warrants.

b.	Warrants

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding warrants, January 1, 2025	1,971,216	$11.54	4.30
PIPE 2025 warrants	547,737	4.00
PIPE 2025 broker warrants	25,958	3.80
$3.50 Warrants	400,000	3.50
$4.00 Warrants	400,000	4.00
Exercised	(1,623,530)	5.43
Outstanding warrants, June 30, 2025	1,721,381	$11.16	3.48

During the six months ended June 30, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with holders (“PIPE 2024 warrant holders”) of the Company's existing warrants (“PIPE 2024 warrants”). Pursuant to the Inducement Agreement, PIPE 2024 warrant holders agreed to exercise for cash PIPE 2024 warrants to purchase up to 823,529 shares of common stock at an exercise price of $6.83. On February 12, 2025, PIPE 2024 warrants were exercised in full for cash proceeds of $5,625. The Company recorded a deemed dividend of $4,410 in relation to the Inducement Agreement as it is considered an inducement offer to exercise the PIPE 2024 warrants. The fair value of a deemed dividend is estimated based on the fair value of the underlying share of common stock on the warrant exercise date. On April 28, 2025, the Company issued 340,000 shares of its common stock pursuant to the Inducement Agreement.

Further, the Company received proceeds of $3,200 from the exercise of Convertible Promissory Note Warrants (Note 10).

c.	Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allows the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the six months ended June 30, 2025:

	Number of Warrants	Weighted Average Remaining Life (Years)
Outstanding warrants, January 1, 2025	699,546	3.22
Pre-Funded Warrants (Note 13.a)	60,000
Exercised	(563,065)
Outstanding warrants, June 30, 2025	196,481	2.93

d.	Employees stock option plan

A summary of option activity under the Company's equity incentive plan as of June 30, 2025, and changes during the period then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Options, December 31, 2024	470,061	$9.64	3.97	$-
Options granted	15,000	3.12	-	-
Options forfeited	(108,792)	15.58	-	-
Outstanding Options, June 30, 2025	376,269	$7.66	3.39	$-

The share-based compensation expense related to options for the three and six months ended June 30, 2025 was $(43) and $43, respectively, and $58 and $148 for the three and six months ended June 30, 2024, respectively. The fair value of options granted for the six months ended June 30, 2025 and 2024, was $34 and $nil, respectively. The intrinsic value of the options outstanding as of June 30, 2025, is $nil ( December 31, 2024: $nil).

The fair value of each option award is estimated on the date of grant using a Black Scholes pricing option valuation model that uses the assumptions noted in the following table.

2025
Risk free rate	3.98%
Dividend yield	0%
Expected volatility	93.18%
Expected term (in years)	3.12

A summary of the Company’s nonvested options as of June 30, 2025, and changes during the six months period ended, is presented below.

	Number of Stock Options	Weighted Average Grant-Date Fair Value
Non-Vested Options, December 31, 2024	206,427	$4.56
Options granted	15,000	2.28
Options vested	(57,644)	4.59
Options forfeited	(40,766)	5.88
Non-Vested Options, June 30, 2025	123,017	$3.81

As of June 30, 2025, there was $119 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next 1.75 years.

e.	Restricted share units (“RSUs”)

A summary of RSU activity under the Company's equity incentive plan as of June 30, 2025, and changes during the period then ended is presented below.

	Number of Stock RSUs	Aggregate Intrinsic Value
Outstanding, December 31, 2024	-	$-
RSUs granted	339,939	-
RSUs exercised	(28,745)	-
Outstanding, June 30, 2025	311,194	$881

The share-based compensation expense related to RSUs for the three and six months ended June 30, 2025 was $70 and $71, respectively, and $nil for the three and six months ended June 30, 2024, respectively. The fair value of RSUs granted for the six months ended June 30, 2025, and 2024, was $1,051 and $nil, respectively.

The fair value of each RSU is estimated based on grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of June 30, 2025, and changes during the six months period ended, is presented below.

	Number of Stock RSUs	Weighted Average Grant-Date Fair Value
Non-vested RSUs, December 31, 2024	-	$-
RSUs granted	339,939	3.09
RSUs vested	(28,745)	3.09
Non-vested RSUs, June 30, 2025	311,194	$3.09

As of June 30, 2025, there was $980 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted-average period of 2.87 years.

f.	Deferred stock units (“DSUs”)

A summary of DSU activity under the Company's equity incentive plan as of June 30, 2025, and changes during the period then ended is presented below.

	Number of Deferred Stock Units	Aggregate Intrinsic Value
Outstanding DSUs, December 31, 2024	-	$-
DSUs granted	66,668	-
Outstanding DSUs, June 30, 2025	66,668	$189

The share-based compensation expense related to DSUs for the three and six months ended June 30, 2025 was $50 and $167, respectively, and $nil for the three and six months ended June 30, 2024, respectively. The fair value of DSUs granted for the six months ended June 30, 2025, and 2024, was $209 and $nil, respectively.

The fair value of each DSU is estimated based on grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of June 30, 2025, and changes during the six months period ended, is presented below.

	Number of Stock RSUs	Weighted Average Grant-Date Fair Value
Non-vested DSUs, December 31, 2024	-	$-
DSUs granted	66,668	3.12
DSUs vested	(50,000)	3.12
Non-vested DSUs, June 30, 2025	16,668	$3.12

As of June 30, 2025, there was $41 of total unrecognized compensation cost related to nonvested DSUs granted. That cost is expected to be recognized over a weighted-average period of 0.25 years.

NOTE 14: BASIC AND DILUTED NET LOSS PER SHARE

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As of June 30, 2025, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants, RSUs and DSUs. No adjustments have been made to the weighted average outstanding shares of common stock figures for the three and six months ended June 30, 2025, or 2024, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

	2025	2024
Warrants (Note 13.b)	1,721,381	335,214
Stock options (Note 13.d)	376,269	134,333
Unvested RSUs (Note 13.e)	311,194	-
Unvested DSUs (Note 13.f)	16,668	-
Shares issuable pursuant to Series C Preferred Stock	-	246,965
Total	2,425,512	716,512

For the purposes of the computation of basic and diluted net loss per share, an amount recognized as a deemed dividend reduced net loss available to common stockholders in a manner similar to the application of the two-class method. The net loss available to common stockholders was adjusted by the deemed dividend associated with the Inducement Agreement (Note 13.b).

NOTE 15: REVENUE, NET

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Type of goods and services
Service	$223	$10	$232	$22
Rentals	32	-	66	-
Product sales	44	-	44	-
Other miscellaneous products	-	-	-	-
Total	$299	$10	$342	$22

Timing of recognition of revenue
Point in time	267	3	276	7
Over time	32	7	66	15
Total	$299	$10	$342	$22

	Six months ended June 30,
	2025	2024
Deferred revenue - beginning of period	$13	$-
Acquired in Evoke business combination	252	-
Increases due to consideration received from customers	283	-
Revenue recognized	(222)	-
Deferred revenue - end of period	$326	$-

NOTE 16: SEGMENT REPORTING

The Company has one reportable segment managed on a consolidated basis: Firefly products. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner. The service term for the software arrangements is variable. The Company does not have intra-entity sales or transfers.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2025. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Firefly Neuroscience, Inc., a Delaware corporation and its subsidiaries. All amounts are disclosed in thousands, except share and per share amounts and price.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy, plans and objectives; anticipated future operating results and operating expenses, cash flows, capital resources, and liquidity; trends, opportunities and risks affecting our business, industry and financial results; the expected benefits of use of our solutions; future expansion or growth plans and potential for future growth; our business prospects; our systems and technology, future profitability; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next twelve months; acquisitions; and our expectations or beliefs concerning future events. In addition, the words “anticipates,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	fluctuation and volatility in market price of our common stock due to market and industry factors, as well as general economic, political and market conditions;

●	our ability to continue as a going concern;

●	the impact of dilution on our stockholders, including through the issuance of additional equity securities in the future;

●	our ability to realize the intended benefits of the Merger;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings may become subject to in the future;

●	delisting of our common stock from the Nasdaq Capital Market (“Nasdaq”) or the failure for an active trading market to develop;

●	the failure of our altered business operations, strategies and focus to result in an improvement for the value of our common stock;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;

●	our limited operating history;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our products, both within and outside of the U.S.;

●	challenges that we may face with maintaining regulatory approval, if achieved;

●	the impact of the concertation of capital stock ownership with our insiders on stockholders’ ability to influence corporate matters.

●	the impacts of future acquisitions of businesses or products and the potential to fail to realize intended benefits of such acquisition;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	our dependence on third parties;

●	challenges we may face with respect to our products achieving market acceptance;

●	the impact of pricing of our products;

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

These forward-looking statements are based on information available as of the date of this Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 3, 2025 (the “2024 Annual Report”), and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Overview

We are an Artificial Intelligence (“AI”) technology company developing innovative neuroscientific solutions with goals to improve brain health outcomes for patients with mental illnesses and neurological disorders. Our FDA-510(k) cleared BNA™, or Brain Network Analytics, is an advanced neurophysiological assessment tool that uses AI and machine learning to analyze EEG data recorded during rest and cognitive activity. In addition, the Evox System is FDA-510(k) cleared, and is intended for the acquisition, display, and storage, of electrical activity of a patient’s brain including electroencephalograph (EEG) and event-related potentials (ERP) obtained by placing two or more electrodes on the head to aid in diagnosis. Our products may enhance neurological assessments by providing objective, data-driven insights that allow for the early and longitudinal detection of neurophysiological deviations. These insights into brainwave patterns underlying cognitive function may help in tailoring personalized treatment plans and improving patient outcomes more effectively than traditional EEG analysis.

As of the date of this filing, our products are in market. We believe there is further potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics. In concert with the further commercialization of our products, we are collaborating with neuroscience drug development companies to support their clinical strategies. We plan to generate revenue through the use of our products by United States healthcare professionals and through collaborations with pharmaceutical companies in support of neuroscience drug development. The proposed business model for healthcare provider clinics consists of a base service fee for licensing the product and a per use fee based on volume. The proposed business model for pharmaceutical companies will be tailored to each customer based on the volume and costs associated to provide such services. In order to further grow our products into the medical community, the company has hired sales staff and plans to continue marketing efforts to secure new accounts. The company will continue to focus on targeted outreach and client engagement in the clinics segment. Using its database of potential customers, the company will identify key targets in select markets and connect with them through personalized emails and calls to schedule meetings with decision-makers. The sales team, equipped with marketing materials, case studies, peer-reviewed publications, and knowledge gained from our current research partners, are focused on presenting the benefits of our products and practical applications during these meetings. Follow-up efforts, including addressing questions and offering support by our scientific team, will aim to build strong client relationships and drive adoption of the platform.

The clinical utility of EEG technology to support better outcomes for patients with mental illnesses and cognitive disorders has been well documented. Historically, clinical adoption of EEG by medical professionals, including psychiatrists, neurologists, nurse practitioners and general practitioners, we believe has been limited due to the complexity of interpreting EEG recordings and the inability to practically compare a patient’s brain function to that of a clinically normal age-matched patient. Firefly believes that without defining a standard deviation to the norm, it is not possible to objectively assess brain function. By establishing an objective baseline measurement of brain function, our products enable clinicians to optimize patient care, leading to improved outcomes for people suffering from mental illnesses and cognitive disorders.

Our value proposition is supported by real-world use of our products. Incorporating our products as part of a patient management protocol demonstrated improved response rates, enhanced therapy compliance, reduced non-responder rates and a reduction in need for medication switching among patients. Further, we believe that our extensive clinical database, when combined with advanced AI, provides the opportunity to identify clinically relevant biomarkers that will support better patient outcomes through precision medicine and companion diagnostics. We expect to gather additional data through the clinical deployments and clinical studies conducted by drug companies. This additional data may allow us to discover new biomarkers and objectively measure the impact of therapeutic interventions on patients of different types, further enhancing our platform’s effectiveness. We believe that we will be able to enhance accurate diagnosis and predict what therapy or drug, or a combination thereof, may be best suited to optimize patient outcomes. This represents a paradigm shift in how clinicians manage patients with mental illnesses and cognitive disorders holding the potential to transform brain health.

Recent Developments

June 2025 Units Offering

On June 16, 2025, we entered into a securities purchase agreement (“the June 2025 Purchase Agreement”) with the Investors, pursuant to which we issued and sold 400,000 of Units, at a purchase price of $3.00 per June 2025 Unit. Each Unit consists of (i) either (A) one share of common stock, or (B) a prefunded warrant to purchase one share of common stock at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of common stock instead of the Pre-Funded Warrant would have caused the investors to own in excess of 4.99% of the outstanding common stock on a post-issuance basis; (ii) one common stock purchase warrant to purchase one share of common stock over five (5) years at an exercise price of $3.50 per share; and (iii) one common stock purchase warrant to purchase one share of common stock over five (5) years at an exercise price of $4.00 per share. The Prefunded Warrant, the $3.50 Warrant and the $4.00 Warrant include a beneficial ownership limitation, which provides that the Company shall not affect any exercise, and a holder shall not have the right to exercise any portion of the warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% of the outstanding shares of common stock immediately after the issuance of the common stock issuable upon exercise. On the same date, the closing under the June 2025 Purchase Agreement occurred, and the Company issued 400,000 Units to investors at a total purchase price of $1,200.

Acquisition

On April 30, 2025, we acquired all outstanding stock of Evoke, a privately held company which provides customers with a package of hardware and software to measure the electrical activity of the brain. The consideration transferred of approximately $6,000 and consists of $3,000 in cash and 857,142 shares of our common stock valued at $3.50 per share.

March 2025 Units Offering

On March 28, 2025, we entered into the private placement subscription agreement (the “Subscription Agreement”) with the subscribers (“Subscribers”), pursuant to which we issued and sold 547,737 of units (each “March 2025 Unit”, and collectively, the “Mach 2025 Units”), at a purchase price of $3.00 per Unit. Each March 2025 Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase common stock to the extent that acquiring the shares of common stock instead of such prefunded warrants would have caused the Subscriber to own in excess of 4.99% of the shares of outstanding common stock on a post-issuance basis and (ii) one common stock purchase warrant to purchase common stock over thirty-six (36) months at an exercise price of $4.00 per share. On the same date, the closing under the Subscription Agreement occurred, and we issued the March 2025 Units to the Subscribers.

The prefunded warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and may be exercised on a cashless basis. The prefunded warrants also contain a beneficial ownership limitation which provides that the Company shall not affect any exercise, and a holder shall not have the right to exercise, any portion of a prefunded to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

In connection with the March 2025 Units Offering, we entered into a finder’s fee agreement with Canaccord Genuity Corp. (“Canaccord”), pursuant to which the Company paid Canaccord at the closing of the March 2025 Units Offering (i) a payment of up to 7.5% of the gross proceeds raised from subscriptions in the March 2025 Units Offering from persons introduced to the Company by Canaccord, paid in cash; and (ii) the issuance of the Finder’s Warrant to Canaccord of up to 7.5% of the Units subscribed for by person introduced to the Company by Canaccord. Each Finder’s Warrant is exercisable to purchase one additional common stock at $4.00 per share for a period of 36 months from the closing of the March 2025 Units Offering.

In connection with the March 2025 Units Offering, we entered into a finder’s fee agreement with Research Capital Corporation (“Research Capital”), pursuant to which the Company paid Research Capital at the closing of the March 2025 Units Offering (i) a payment of up to 7.5% of the gross proceeds raised from subscriptions in the March 2025 Units Offering from persons introduced to the Company by Research Capital, paid in cash; and (ii) the issuance of the Finder’s Warrant of the Company to Research Capital of up to 7.5% of the March 2025 Units subscribed for by person introduced to the Company by Research Capital. Each Finder’s Warrant is exercisable to purchase one additional common stock at $3.00 per share for a period of 3 years from the date of issuance of such Finder’s Warrant.

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

Financial Operations Overview

Revenue

Revenue consists of equipment sales, equipment rentals, per-use fees, and the undertaking of projects and/or clinical studies. In the future, we plan to generate revenue through two segments: through the use of our products by healthcare professionals in the United States and through collaborations with pharmaceutical companies in support of neuroscience drug development.

Operating Expense

Costs of goods sold

Cost of goods sold consist of product manufacturing expenses related to the eVox and Versus products acquired in the Evoke transaction.

Research and Development Expense

Research and development expenses represent costs incurred to conduct research and development, such as the development of the BNA Platform and further enhancing the Evoke product portfolio. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	salaries and benefits;

●	consulting arrangements; and

●	other expenses incurred to advance our research and development activities.

We expect research and development expenses will continue to increase in the future as we further refine and optimize our products and invest in their evolution. It is likely that we will continue to evaluate opportunities and strategic partnerships to acquire or license other products and technologies, which may result in higher research and development expenses due to licensing fees and/or integrations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2025, and 2024:

	Three Months Ended
	June 30,
	$US, in thousands

	2025	2024	Change ($)

REVENUE	299	10	289
COST OF GOODS SOLD	25	-	25
GROSS MARGIN	274	10	264

OPERATING EXPENSES:
Research and development expenses	336	350	(14)
Selling and marketing expenses	199	293	(94)
General and administration expenses	1,373	626	747
TOTAL OPERATING EXPENSES	1,908	1,269	639

OPERATING LOSS	(1,634)	(1,259)	(375)

OTHER INCOME (EXPENSE)
Interest and bank fees	(15)	(10)	(5)
Interest income	30	-	30
Unrealized gain (loss) on foreign exchange	(7)	31	(38)
Other income (expenses)	(203)	(26)	(177)
TOTAL OTHER INCOME (EXPENSES)	(195)	(5)	(190)

LOSS BEFORE INCOME TAX	(1,829)	(1,264)	(565)
Provision for income tax	4	-	4
NET LOSS	(1,833)	(1,264)	(569)

Revenue

Revenue for the three months ended June 30, 2025, was $299, as compared to $10, in the three months ended June 30, 2024, representing an increase of $289, or 2,891%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025, was $25, as compared to $nil, in the three months ended June 30,2024 representing an increase of $25. This is due to product costs related to Evoke product sales.

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025, were $336, as compared to $350, for the three months ended June 30, 2024, representing a decrease of $14, or 4%. The decrease was primarily due to staff reduction.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2025, were $199, as compared to $293, for the for the three months ended June 30, 2024, representing a decrease of $94, or 32%. The decrease was primarily due to two main drivers: (i) reduction in consultant fees representing 57% of the increase, and (ii) reduction in payroll representing 29% of the increase.

General and Administration Expenses

General and administration expenses for the three months ended June 30, 2025, were $1,373 as compared to $626, for the three months ended June 30, 2024, representing an increase of $747, or 119%. The increase was primarily due to two main drivers: (i) an increase in payroll due to the Evoke acquisition representing 26% of the increase, and (ii) increased professional fees due to the Evoke acquisition, audit and the filing of registration statements representing 65% of the increase.

Other (Income) Expense

Other (Income) Expense for the three months ended June 30, 2025, was $195, as compared to $5, for the three months ended June 30, 2024, representing an increase of $190 or 3,800%. The primary reason for the increase relates to a settlement with a former consultant.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2025, and 2024:

	Six Months Ended
	June 30,
	$US, in thousands

	2025	2024	Change ($)

REVENUE	342	22	320
COST OF GOODS SOLD	25	-	25
GROSS MARGIN	317	22	295

OPERATING EXPENSES:
Research and development expenses	648	639	9
Selling and marketing expenses	407	542	(135)
General and administration expenses	2,961	1,191	1,770
TOTAL OPERATING EXPENSES	4,016	2,372	1,644

OPERATING LOSS	(3,699)	(2,350)	(1,349)

OTHER INCOME (EXPENSE)
Interest and bank fees	(143)	(12)	(131)
Interest income	30	-	30
Unrealized gain (loss) on foreign exchange	(4)	3	(7)
Change in derivative fair value	(9,369)	-	(9,369)
Loss on settlement of convertible promissory note	(1,353)	-	(1,353)
Other income (expense)	(221)	(27)	(194)
TOTAL OTHER INCOME (EXPENSE)	(11,060)	(36)	(11,024)

NET LOSS AND COMPREHENSIVE LOSS	(14,759)	(2,386)	(12,373)
Provision for income tax	(4)	-	(4)
NET LOSS	(14,763)	(2,386)	(12,377)

Revenue

Revenue for the six months ended June 30, 2025, was $342, as compared to $22, in the six months ended June 30, 2024, representing an increase of $320, or 1,453%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025, was $25, as compared to $nil, in the three months ended June 30, 2024 representing an increase of $25. This is due to product costs related to Evoke product sales.

Operating Expenses

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025, were $648, as compared to $639, for the six months ended June 30, 2024, representing a marginal increase of $9, or 1%.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2025, were $407, as compared to $542, for the for the six months ended June 30, 2024, representing a decrease of $135, or 25%. The decrease was primarily due to three main drivers; (i) a optimization of the sales team representing a 21% of the decrease, (ii) a reduction in consultant use representing 55% of the decrease, and (iii) a reduction in travel expenses representing 19% of the decrease.

General and Administration Expenses

General and administration expenses for the six months ended June 30, 2025, were $2,961, as compared to $1,191, for the six months ended June 30, 2024, representing an increase of $1,770, or 149%. The primary increase was due to four main drivers being; (i) the addition of Evoke personnel representing 21% of the increase, (ii) costs related to equity granted to employees representing 9% of the increase, (iii) audit fees representing 15% of the increase and, (iv) public company costs such as Investor relations, Insurance and legal fees representing 38% of the increase.

Other (income) expense

Other (income) expense for the six months ended June 30, 2025, were $11,060, as compared to $36, for the six months ended June 30, 2024, representing an increase of $11,024, mainly due to the change in derivative fair value and loss on settlement of promissory note.

Liquidity and Capital Resources

For the next 12 months, we expect to continue to incur negative cash flows from operations as we continue to make targeted investments in the commercialization of the BNA Platform and the integration of Evoke. On April 30, 2025, we acquired all the outstanding stock of Evoke for approximately $6,000, consisting of $3,000 in cash and 857,142 shares of our common stock.

Beyond the next 12 months, our ability to achieve profitability depends on the successful commercialization of our flagship product, the BNA Platform and the integration of Evoke. We expect to incur significant costs in connection with the further development, commercialization, and distribution of our products. As a result, we will require significant capital to support our ongoing operations and to execute our business strategy before we can generate positive cash flows from operating activities.

Until we generate adequate revenues from the sale of our products to cover our operating expenses, working capital and capital expenditure requirements, we expect to finance our operations through the sale of equity, debt financing, or other sources. There can be no guarantee that debt or equity financings will be available to us on commercially reasonable terms, if at all. Additionally, we may be unable to further pursue our business plan, and we may be unable to continue operations. As such, there is substantial doubt about our ability to continue as a going concern which is evidenced by our accumulated deficit of $106,257 and negative cash flow from operating activities of $4,901. The report of our independent registered public accounting firm for the year ended December 31, 2024, also states that there is substantial doubt about our ability to continue as a going concern.

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

Cash flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	For the Six Months Ended June 30,
	2025	2024	Change
		(in thousands)

Net cash (used in) provided by

Operating activities	$(4,901)	$(2,418)	$(2,483)

Investing activities	$(2,379)	$(312)	$(2,067)

Financing activities	$11,388	$945	$10,443

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $4,901, as compared to $2,418, for the six months ended June 30, 2024, representing an increase of $2,483, or 103%. This increase in net cash used in operating activities is primarily due to an increase in operating costs, a reduction in liabilities, and costs related to the Evoke acquisition.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $2,379, as compared to $312, cash used in investing activities for the six months ended June 30, 2024, representing an increase of $2,067, or 663%. The increase in cash used in investing activities is primarily attributed to the acquisition of Evoke Neuroscience.

Financing Activities

For the six months ended June 30, 2025, net cash provided from financing activities was $11,388, as compared to $945, for the six months ended June 30, 2024, representing an increase of $10,443, or 1,105%. The increase was primarily due to warrant exercises and unit offerings in both March and June.

Recent Financings

June 2025 Units Offering

On June 16, 2025, we entered into the June 2025 Purchase Agreement with the Investors, pursuant to which we issued and sold 400,000 of Units, at a purchase price of $3.00 per Unit. Each Unit consists of (i) either (A) one share of common stock, or (B) a prefunded warrant to purchase one share of common stock at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of common stock instead of the Pre-Funded Warrant would have caused the investors to own in excess of 4.99% of the outstanding common stock on a post-issuance basis; (ii) one common stock purchase warrant to purchase one share of common stock over five (5) years at an exercise price of $3.50 per share; and (iii) one common stock purchase warrant to purchase one share of common stock over five (5) years at an exercise price of $4.00 per share. The Prefunded Warrant, the $3.50 Warrant and the $4.00 Warrant include a beneficial ownership limitation, which provides that the Company shall not affect any exercise, and a holder shall not have the right to exercise any portion of the warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% of the outstanding shares of common stock immediately after the issuance of the common stock issuable upon exercise. On the same date, the closing under the June 2025 Purchase Agreement occurred, and the Company issued 400,000 Units to investors at a total purchase price of $1,200.

March 2025 Units Offering

On March 28, 2025, we entered into the Subscription Agreement with the Subscribers, pursuant to which we issued and sold 547,737 of March 2025 Units, at a purchase price of $3.00 per March 2025 Unit. Each March 2025 Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase common stock to the extent that acquiring the shares of common stock instead of such prefunded warrants would have caused the Subscriber to own in excess of 4.99% of the shares of outstanding common stock on a post-issuance basis and (ii) one common stock purchase warrant to purchase common stock over thirty-six (36) months at an exercise price of $4.00 per share. On the same date, the closing under the Subscription Agreement occurred, and we issued the March 2025 Units to the Subscribers.

The prefunded warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and may be exercised on a cashless basis. The prefunded warrants also contain a beneficial ownership limitation which provides that the Company shall not affect any exercise, and a holder shall not have the right to exercise, any portion of a prefunded to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

In connection with the March 2025 Units Offering, we entered into a finder’s fee agreement with Canaccord, pursuant to which the Company will pay Canaccord at the closing of the March 2025 Units Offering (i) a payment of up to 7.5% of the gross proceeds raised from subscriptions in the March 2025 Units Offering from persons introduced to the Company by Canaccord, payable in cash; and (ii) the issuance of the Finder’s Warrant to Canaccord of up to 7.5% of the Units subscribed for by person introduced to the Company by Canaccord. Each Finder’s Warrant will be exercisable to purchase one additional common stock at $4.00 per share for a period of 36 months from the closing of the March 2025 Units Offering.

In connection with the March 2025 Units Offering, we entered into a finder’s fee agreement with Research Capital, pursuant to which the Company will pay Research Capital at the closing of the March 2025 Units Offering (i) a payment of up to 7.5% of the gross proceeds raised from subscriptions in the March 2025 Units Offering from persons introduced to the Company by Research Capital, payable in cash; and (ii) the issuance of the Finder’s Warrant of the Company to Research Capital of up to 7.5% of the March 2025 Units subscribed for by person introduced to the Company by Research Capital. Each Finder’s Warrant will be exercisable to purchase one additional common stock at $3.00 per share for a period of 3 years from the date of issuance of such Finder’s Warrant.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2025, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025 were not effective for the reasons stated below.

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

As of June 30, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of June 30, 2025, our internal control over financial reporting was not effective for the reasons stated in the following paragraph.

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

Remediation Plan for the Material Weaknesses

Management is committed to the remediation of the material weakness described above which began in Q1 2025 and into the remainder of 2025. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

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

PART II

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

Item 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company's Registration Statement on Form S-1, as filed with the SEC on July 18, 2025, with the exception of the risk factors added below.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2025, other than those previously reported in a Current Report on Form 8-K and in a registration statement on Form S-1.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2025, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

Item 6. EXHIBITS

Exhibit No.	Description
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

4.1

Form of Pre-Funded Common Stock Purchase Warrant in June 2025 Units Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

4.2

Form of $3.50 Common Stock Purchase Warrant in June 2025 Units Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

4.3

Form of $4.00 Common Stock Purchase Warrant in June 2025 Units Offering (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

10.1

Securities Purchase Agreement dated April 30, 2025, by and among Firefly Neurosciences Inc., Evoke Neuroscience, Inc., and stockholders of Evoke (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2025).

10.2

Securities Purchase Agreement dated June 16, 2025, between Firefly Neuroscience, Inc and certain investors (incorporated herein by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on July 18, 2025).

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFLY NEUROSCIENCE, INC.

Date: August 13, 2025	By:	/s/ Greg Lipschitz
Greg Lipschitz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Krzywicki
Paul Krzywicki
Chief Financial Officer
(Principal Financial and Accounting Officer)