Form 10-Q
period 2025-09-30
FIREFLY NEUROSCIENCE, INC.
filed 2025-11-12
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 6, 2025, there were a total of 13,482,511 shares of the registrant’s common stock outstanding.

FIREFLY NEUROSCIENCE, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

Part I.

Financial Information

Item 1. Financial Statements.

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$4,325	$1,810
Other receivables	184	121
Prepaid expenses	841	697
Inventory	80	-
Total current assets	5,430	2,628
Non current assets
Prepaid expenses	669	1,657
Equipment, net	235	136
Intangible assets, net	898	180
Goodwill	5,175	-
Total non current assets	6,977	1,973
TOTAL ASSETS	$12,407	$4,601

LIABILITIES
Current liabilities
Trade payables	$1,345	$1,816
Accrued liabilities	658	1,626
Deferred revenue	238	13
Convertible promissory note, net of unamortized discount	-	694
Deemed dividend liability	-	-
Contingent consideration payable	478	-
Derivative liability	-	827
Total current liabilities	2,719	4,976
Non current liabilities
Deferred revenue	31	-
TOTAL LIABILITIES	$2,750	$4,976

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 shares authorized; nil issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common shares, $0.0001 par value: 100,000,000 shares authorized; 13,477,012 and 8,122,060 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	118,552	86,708
Accumulated deficit	(108,896)	(87,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	9,657	(375)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,407	$4,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUE	$388	$33	$730	$55
COST OF GOODS SOLD	242	-	267	-
GROSS PROFIT	146	33	463	55

OPERATING EXPENSES:
Research and development expenses	378	878	1,026	1,517
Selling and marketing expenses	265	431	672	973
General and administration expenses	2,007	2,992	4,968	4,183
Impairment of intangible assets	152	-	152	-
TOTAL OPERATING EXPENSES	2,802	4,301	6,818	6,673

OPERATING LOSS	(2,656)	(4,268)	(6,355)	(6,618)

OTHER INCOME (EXPENSE)
Interest and bank fees	(10)	(24)	(153)	(36)
Interest income	29	-	59	-
Unrealized gain (loss) on foreign exchange	-	(2)	(4)	1
Change in derivative fair value	-	-	(9,369)	-
Loss on settlement	-	-	(1,353)	-
Other income (expense), net	(2)	5	(223)	(22)
TOTAL OTHER INCOME (EXPENSE)	17	(21)	(11,043)	(57)

LOSS BEFORE INCOME TAX	(2,639)	(4,289)	(17,398)	(6,675)

Income tax provision	-	-	4	-

NET LOSS AND COMPREHENSIVE LOSS	$(2,639)	$(4,289)	$(17,402)	$(6,675)

Deemed dividend on warrant inducement	-	-	(4,410)	-

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,639)	(4,289)	(21,812)	(6,675)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.61)	$(1.81)	$(1.15)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	13,497,668	7,080,897	12,054,020	5,828,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred stock			Common stock					Total
		Number of			Number of		Additional		Shareholder’s
	Number of	shares to		Number of	shares to		paid-in	Accumulated	equity
	shares	be issued	Amount	shares	be issued	Amount	capital	deficit	(deficit)

BALANCE AT DECEMBER 31, 2024	-	-	$-	8,122,060	-	$-	$86,709	$(87,084)	$(375)
Private placement, net of issuance costs	-	-	-	547,737	-	-	1,464	-	1,464
Shares issued - warrants exercised	-	-	-	2,186,595	-	1	8,827	-	8,828
Shares issued for conversion of Convertible Promissory Note	-	-	-	800,000	-	-	12,329	-	12,329
Shares issues for consulting services	-	-	-	22,344	-	-	32	-	32
Share-based compensation expense	-	-	-	-	-	-	247	-	247
Deemed dividend on warrant inducement	-	-	-	-	-	-	-	(4,410)	(4,410)
Net loss	-	-	-	-	-	-	-	(12,930)	(12,930)
BALANCE AT MARCH 31, 2025	-	-	$-	11,678,736	-	$1	$109,608	$(104,424)	$5,185
Private placement, net of issuance costs	-	-	-	340,000	-	-	1,135		1,135
Shares issued for debt	-	-	-	37,549	-	-	383	-	383
Shares issued for Evoke acquisition	-	-	-	857,142	-	-	2,743	-	2,743
Share-based compensation expense	-	-	-	45,411	-	-	77	-	77
Deemed dividend on warrant inducement	-	-	-	340,000	-	-	4,410	-	4,410
Net loss	-	-	-	-	-	-	-	(1,833)	(1,833)
BALANCE AT JUNE 30, 2025	-	-	$-	13,298,838	-	$1	$118,356	$(106,257)	$12,100
Private placement, net of issuance costs	-	-	-		-	-	(29)	-	(29)
Shares issued - warrants exercised	-	-	-	194,796	-	-	10	-	10
Share-based compensation expense	-	-	-	39,162	-	-	215	-	215
Net loss	-	-	-	-	-	-	-	(2,639)	(2,639)
BALANCE AT SEPTEMBER 30, 2025	-	-	$-	13,532,796	-	$1	$118,552	$(108,896)	$9,657

BALANCE AT DECEMBER 31, 2023	1,676,165	(1,516,199)	$-	3,678,550	1,516,199	$-	$76,733	$(76,624)	$109
Series B Preferred Stock conversion	(1,516,199)	1,516,199	-	1,516,199	(1,516,199)	-	-	-	-
Series C Preferred Stock Units offering	86,999	-	-	-	-	-	945	-	945
Share-based compensation expense	-	-	-	-	-	-	59	-	59
Net loss	-	-	-	-	-	-	-	(1,122)	(1,122)
BALANCE AT MARCH 31, 2024	246,965	-	-	5,194,749	-	-	$77,737	$(77,746)	$(9)
Series B Preferred Stock conversion	-	-	-	-	-	-	-	-	-
Series C Preferred Stock Units offering	(46)	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	-	-	(1,264)	(1,264)
BALANCE AT JUNE 30, 2024	246,919	-	$-	5,194,749	-	$-	$77,795	$(79,010)	$(1,215)
Share exchange: former shareholders of WaveDancer	-	-	-	802,142	-	-	(205)	-	(205)
Series C Preferred Stock Units offering	(246,919)	-	-	596,145	-	-	-	-	-
Private placement net of issuance costs	-	-	-	319,207	-	-	3,448	-	3,448
Shares issued for debt	-	-	-	10,588	-	-	39	-	39
shares issued for future settlement of debt	-	-	-	45,344	-	-	-	-	-
shares issued for consulting services	-	-	-	22,344	-	-	209	-	209
shares issued for prepaid services	-	-	-	433,360	-	-	2,440	-	2,440
shares issued - stock options, warrants, and RSU exercises	-	-	-	494,438	-	-	32	-	32
Share Based Compensation Expense	-	-	-	-	-	-	2,316	-	2,316
Unvested shares issued to directors	-	-	-	557,885	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(4,289)	(4,289)
BALANCE AT SEPTEMBER 30, 2024	-	-	$-	8,476,202	-	$-	$86,074	$(83,299)	$(2,775)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,402)	$(6,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	120	8
Impairment of intangible asset	152	-
Share-based compensation expense	539	2,433
Accretion expense on convertible promissory note	126	-
Change in derivative fair value	9,369	-
Loss on settlement of convertible promissory note	1,353	-
Loss on shares issued for debt	217	-
Expense recognized from prepaid credits used originally issued with shares	601	-
Shares issued for consulting services	32	209
Changes in operating assets and liabilities:
Change in receivables	(18)	(139)
Change in prepaid expenses	245	(533)
Change in inventory	(9)	-
Change in trade payables	(632)	574
Change in accrued liabilities	(1,058)	(814)
Change in deferred revenue	(24)	-
Net cash used in operating activities	(6,389)	(4,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new business, net of cash acquired	(2,360)	-
Purchase of equipment	(105)	(68)
Product enhancement – intangible asset	-	(408)
Proceeds from recapitalization transaction		75
Net cash used in investing activities	(2,465)	(401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares, net of issuance costs	2,531	4,393
Proceeds from exercise of warrants	8,838	32
Net cash provided by financing activities	11,369	4,425
INCREASE (DECREASE) IN CASH	2,515	(913)
BALANCE OF CASH AT THE BEGINNING OF PERIOD	1,810	2,143
BALANCE OF CASH AT THE END OF PERIOD	$4,325	$1,230

Supplemental cash flow information
Cash paid for interest	-	11
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Deemed issuance of common shares to former shareholders’ of WaveDancer	-	195
Share issuance for prepaid services	-	2,440
Shares issued for conversion of the convertible promissory note	12,339	-
Deemed dividend on warrant inducement	4,410	-
Shares issued for debt	426	39
Shares issued for Acquisition of new business	2,743	-
Non-cash acquisition of equipment	25	-

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

NOTE 2: GOING CONCERN

As of September 30, 2025, the Company had an accumulated deficit of $108,896 and negative cash flow from operating activities for the nine months ended September 30, 2025, of $6,389. Further, the Company has recurring losses with minimal revenue from operations and expects to continue generating losses and using cash for operations. On April 30, 2025, the Company paid $3,000 of cash for the acquisition of Evoke (Note 4). The Company’s cash requirements have been met through the sales of common stock, issuance of debt and warrant exercises. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Significant accounting policies

Apart from Business Combinations, Goodwill, Intangible Assets, and Inventory as described below, there have been no new or material changes to the significant accounting policies discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2024.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Contingent consideration expected to be paid upon achievement of negotiated milestones are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are remeasured at fair value at each reporting period until settled or expiration of the arrangement. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life, discount rates and income tax rates. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than it carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weighs the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on December 31 of each year utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values.

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

Inventory

Inventory, which consists of material, labor, and manufacturing overhead and are valued at the lower cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of September 30, 2025.

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

The Company applies this five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract, related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied at a point in time.

The Company’s revenues are measured based on the considerations specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. The Company regularly reviews standalone selling prices and updates these estimates, as necessary.

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

Deferred revenue

Deferred revenue consists of payments received from customers in advance of satisfying a performance obligation identified in accordance with ASC 606. The change in the deferred revenue balance as of September 30, 2025 and December 31, 2024 was driven by payments from customers in advance of satisfying the performance obligations, offset by revenue recognized as performance obligations were completed.

Impact of recently issued accounting standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate of reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s fiscal year 2025. The Company will include such disclosure in its Annual Report on Form 10-K for the year ended December 31, 2025.

The Company has evaluated issued Accounting Standards Updates that have not yet been adopted and believes the adoption of these standards will not have a material impact on its condensed consolidated financial statements.

NOTE 4: BUSINESS COMBINATION

Evoke Neuroscience, Inc.

On April 30, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Evoke Neuroscience, Inc. (“Evoke”) and stockholders of Evoke (the “Sellers”) to increase Firefly Neuroscience, Inc.’s capacity and expand its customer base. The Sellers sold and the Company purchased all of the issued and outstanding shares of Evoke, for a total purchase price consisting of: (i) $3,000 in cash (the “Cash Purchase Price”); (ii) shares of the Company’s common stock having an aggregate value of $3,000 priced at $3.50 per share (the “Shares”); and (iii) an earn-out payment in the form of additional shares of the Company’s common stock with an aggregate value of $500, contingent upon the achievement of specified revenue targets during a thirty-six (36) month earn-out period, all as further described in the Securities Purchase Agreement (the “Earn-Out Shares,” and collectively with the Cash Purchase Price and Share Consideration, the “Purchase Price”).

Each Seller agreed not to sell, transfer, or otherwise dispose of any Shares, or engage in any transaction that would transfer the economic benefits of the Shares during the Lock-Up Period (the “Lock-Up Period”) without the prior written consent of the Company. The Lock-Up Period began on the closing date and will end on the earlier of (a) six months after the closing date or (b) the effective date of a registration statement filed by the Company with the SEC covering the resale of the Shares. The Lock-Up Period expired on October 31, 2025.

The transactions contemplated under the Securities Purchase Agreement were closed on May 1, 2025, which were subject to customary closing conditions, including, without limitation, the completion of mutually satisfactory due diligence; compliance with applicable regulatory requirements; the Company entering into a satisfactory consulting agreement with the former CEO of Evoke; Evoke having no outstanding debt or liabilities in default; the receipt of any required shareholder approvals; and the delivery of evidence of debt payoff from the Company’s loan holders.

The aggregate purchase price was $6,221, which consisted of: (a) $3,000 in cash; (b) 857,142 shares of Company common stock with an acquisition date fair value of $2,743; and (c) a liability associated with the Earn-Out Shares with an acquisition date fair value of $478, subject to the conditions described above.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of intangible assets acquired and liabilities assumed for Evoke. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date.

The allocation of the purchase price has been prepared on a preliminary basis, and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary areas of the purchase price that are not yet finalized are related to the valuation of, Developed technologies, Trade names, Non-compete agreements, Customer lists, Deferred revenues, and Goodwill.

Purchase Price
Allocation
Purchase Consideration:
Cash	$3,000
Common stock	2,743
Earn-Out Shares	478
Total Purchase Consideration	$6,221

Less:
Developed technology	$700
Trade name	150
Non-compete agreements	110
Working capital	139
Security deposit	3
Deferred revenue, non-current portion	(56)
Fair Value of Identified Net Assets	$1,046
Goodwill	$5,175

In connection with the acquisition of Evoke, the Company acquired intangible assets in the form of developed technology, a trade name and non-compete agreements. The Company used the relief from royalty method when determining the fair value of the acquired trade name and developed technology. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trade name and developed technology and had to license it from a third party. The trade name was assigned a useful life of 3 years as the company is expecting to transition the Evoke system under the Firefly product umbrella. The internally developed technology was assigned a useful life of 9 years. The Company used the postulated loss of income method when determining the fair value of the non-compete agreements. The non-compete agreements were assigned a contractual useful life of 5 years. Significant assumptions included a discount rate of 15%, royalty rates of 3.5%, and an assumed income tax rate of 26.5%.

The fair value of working capital accounts was determined to be their carrying value due to the short-term nature of the assets and liabilities.

The contingent consideration associated with the Earn-Out Shares of $478 reflects the estimated fair value, at the acquisition date, of contingent future cash payments of up to $500 to the Sellers under an “earn-out” provision of the Securities Purchase Agreement. The Company determined the estimated acquisition date of fair value of the contingent consideration using a Monte Carlo simulation. Significant assumptions included a discount rate of 3.5% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 1.6%.

This contingent consideration of liability will be remeasured at fair value for each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the nine months ended September 30, 2025, the Company recognized a loss on change in fair value of contingent consideration of $3. Significant assumptions included a discount rate of 3.6% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 2.4%.

The components of working capital as of the acquisition date are as follows:

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

The condensed consolidated financial statements of the Company include the results of operations of Evoke from April 30, 2025 to September 30, 2025 and do not include results of operations for periods prior to April 30, 2025. The results of operations of Evoke from April 30, 2025 to September 30, 2025 included revenues of $548 and a net loss of $12.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 as if the acquisition of Evoke occurred at the beginning of fiscal year 2024. The pro forma information provided below is compiled from the preacquisition financial information of Evoke and includes pro forma adjustments to give effect to (i) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2024 or (ii) future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$388	$572	$1,229	$1,641
Net loss	$(2,639)	$(4,353)	$(17,628)	$(6,884)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $50 were expensed as incurred and are recorded within general and administrative expenses on the condensed consolidated statements of operations.

NOTE 5: ACCOUNTS RECEIVABLE

Details of accounts receivable balance is as follows:

	September 30,	December 31,
	2025	2024
Accounts receivable	$195	$233
Allowance for expected credit losses	(11)	(112)
Total	$184	$121

NOTE 6: PREPAID EXPENSES

Details of prepaid expenses balance is as follows:

	September 30,	December 31,
	2025	2024
Shares issued for prepaid services	$658	$417
Prepaid expenses	183	280
Total (current)	$841	$697

Shares issued for prepaid services	$373	$974
Prepaid expenses	296	683
Total (non-current)	$669	$1,657

NOTE 7: INVENTORY

Details of inventory balance is as follows:

	September 30,	December 31,
	2025	2024
Raw Materials	$80	$-
Work In Process	-	-
Finished Goods	-	-
Total (current)	$80	$-

NOTE 8: EQUIPMENT

Equipment balance is as follows:

	September 30,	December 31,
	2025	2024
Medical equipment, cost	$152	$148
Medical equipment subject to operating leases, cost	126	-
Less – accumulated depreciation	(43)	(12)
Equipment, net	$235	$136

Depreciation expenses were $10 and $29 for the three and nine months ended September 30, 2025, respectively.

Medical equipment subject to operating leases includes hardware leased to customers as part of the Company’s products and services offerings.

NOTE 9: INTANGIBLE ASSETS, NET AND GOODWILL

The following tables summarize the composition of intangible assets as of September 30, 2025:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Finite lived intangible assets
BNA software	$1,109	$(84)	(1,025)	$-	-
Developed technology	700	(32)	-	668	8.58
Trade names	150	(21)	-	129	2.58
Non-compete agreements	110	(9)	-	101	4.58
Total intangible assets	$2,069	$(146)	(1,025)	$898	7.18

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Weighted Average Life
Finite lived intangible assets
BNA software	$1,109	$(55)	(874)	$180	4.75
Total intangible assets	$1,109	$(55)	(874)	$180	4.75

Amortization expense was $47 and $90 for the three and nine months ended September 30, 2025, respectively.

During the reporting period, management evaluated the Company’s capitalized software development costs for indicators of impairment in accordance with ASC 350-40, Internal-Use Software. The review was prompted by a change in strategic direction resulting from the acquisition of Evoke Neuroscience and its hardware offering.

Accordingly, the Company recognized an impairment loss of $152 during the period ended September 30, 2025. This charge was recorded within “Impairment of intangible assets” on the statement of operations, reducing the carrying value of the software asset to $nil.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2025, is summarized below:

Estimated Future Amortization Expense
2025	$38
2026	150
2027	150
2028	116
2029 and therafter	444
Total	$898

NOTE 10: CONVERTIBLE PROMISSORY NOTE

On December 20, 2024, the Company issued a convertible promissory note of $2,400 and warrants to purchase up to 800,000 shares of common stock at an exercise price of $4.00 per share (“Convertible Promissory Note Warrants”). The note included a discount of $360, and the Company received gross proceeds of $2,040. The note is convertible at $3.00 per share, subject to adjustments (“Conversion Option”). The principal amount of $2,400 was scheduled to mature and become due and payable on December 20, 2025. The Company bifurcated the Conversion Option and accounted for it as a derivative liability due to the conversion feature not being clearly and closely related to the economic characteristics of the host contract. On February 13, 2025, the convertible promissory note was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. The derivative liability was recorded at its estimated fair value prior to its derecognition upon conversion of the associated convertible promissory notes, resulting in a loss of $9,369. The derecognition of the Conversion Option and host contract on February 13, 2025, and the corresponding issuance of 800,000 shares of common stock at a fair value of $12,368 resulted in an additional loss of $1,353 on the consolidated statement of operations for the nine months ended September 30, 2025. The Company incurred $29 in transaction costs relating to the exercise of the conversion option. The following table summarizes the amortized cost portion of the convertible promissory note:

Balance at December 31, 2023	$-
Convertible promissory note proceeds, net of transaction costs	1,995
Allocation to warrants, net of transaction costs	(636)
Allocation to Conversion Option, at fair value including transaction costs	(655)
Interest and accretion	30
Balance at December 31, 2024	$694
Interest and accretion	126
Settlement via conversion	(820)
Balance at September 30, 2025	$-

The following table summarizes the fair value changes of the Conversion Option:

Balance at December 31, 2023	$-
Allocation to Conversion Option, at fair value	671
Change in derivative fair value	156
Balance at December 31, 2024	$827
Change in derivative fair value	9,369
Settlement via conversion	(10,196)
Balance at September 30, 2025	$-

NOTE 11: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Pay Law, 1963, all of the Company’s employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments with respect to those employees. In accordance with the Israeli Severance Pay Law, 1963, severance payments, which are included in salary and employee benefits, were $12 and $33 for the three and nine months ended September 30, 2025, respectively, and $10 and $35 for the three and nine months ended September 30, 2024, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in the period beginning January 1, 2024 through September 30, 2025. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the underlying technology and considers the liability to be contingent upon generation of sales utilizing said underlying technology, hence no liability has been recognized as of September 30, 2025, and December 31, 2024. The contingent liability amounts to $5,809 and $5,833 for September 30, 2025, and December 31, 2024 respectively.

Sale of the technology developed utilizing the grants from IIA is restricted and is subject to IIA’s approval.

b. Equity Line of Credit

On December 20, 2024, the Company entered into an equity line of credit agreement with an investor (the “Purchase Agreement”), allowing the Company to direct the investor purchase up to $10,000 in shares of common stock, subject to certain conditions, including filing a registration statement with the U.S. Securities and Exchange Commission (“SEC”). In connection with the Purchase Agreement, the Company paid a $300 commitment fee and incurred $97 of deferred offering costs. The commitment fee and deferred offering costs were recorded within current prepaid expenses and deposits.

On September 4, 2025, the Company sent notification for termination of the Purchase Agreement and as such expensed the commitment fee and deferred offering costs. There were no sales of stock under the Purchase Agreement.

c. Legal Proceedings

The Company is subject to various claims, complaints, and legal actions in the normal course of business from time to time. After consulting with counsel, the Company is not aware of any currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position.

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

b. Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding warrants, January 1, 2025	1,971,216	$11.54	4.30
PIPE 2025 warrants	547,737	4
PIPE 2025 broker warrants	25,958	3.8
$3.50 Warrants	400,000	3.5
$4.00 Warrants	400,000	4
Exercised	(1,623,530)	5.43
Warrants Expired	(20,643)	28.85
Outstanding warrants, September 30, 2025	1,700,738	$10.95	3.45

During the nine months ended September 30, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with holders (“PIPE 2024 warrant holders”) of the Company’s existing warrants (“PIPE 2024 warrants”). Pursuant to the Inducement Agreement, PIPE 2024 warrant holders agreed to exercise for cash PIPE 2024 warrants to purchase up to 823,529 shares of common stock at an exercise price of $6.83. On February 12, 2025, PIPE 2024 warrants were exercised in full for cash proceeds of $5,625. The Company recorded a deemed dividend of $4,410 in relation to the Inducement Agreement as it is considered an inducement offer to exercise the PIPE 2024 warrants. The fair value of a deemed dividend is estimated based on the fair value of the underlying share of common stock on the warrant exercise date. On April 28, 2025, the Company issued 340,000 shares of its common stock pursuant to the Inducement Agreement.

Further, the Company received proceeds of $3,200 from the exercise of Convertible Promissory Note Warrants (Note 10).

c. Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allow the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the nine months ended September 30, 2025:

	Number of Warrants	Weighted Average Remaining Life (Years)
Outstanding warrants, January 1, 2025	699,546	3.22
Pre-Funded Warrants (Note 13.a)	60,000
Exercised	(757,903)
Expired	(1,643)
Outstanding warrants, September 30, 2025	-	-

d. Employees stock option plan

A summary of option activity under the Company’s equity incentive plan as of September 30, 2025, and changes during the period then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Options, December 31, 2024	470,061	$9.64	3.97	$-
Options granted	15,000	3.12	-	-
Options forfeited	(127,720)	13.27	-	-
Outstanding Options, September 30, 2025	357,341	$8.07	3.03	$-

The share-based compensation expense related to options for the three and nine months ended September 30, 2025 was $35 and $77, respectively, and $1,296 and $1,314 for the three and nine months ended September 30, 2024, respectively. The fair value of options granted for the nine months ended September 30, 2025 and 2024, was $34 and $1,600, respectively. The intrinsic value of the options outstanding as of September 30, 2025 is $nil (December 31, 2024: $nil).

The fair value of each option award is estimated on the date of grant using a Black Scholes pricing option valuation model that uses the assumptions noted in the following table.

2025
Risk free rate	3.98%
Dividend yield	0%
Expected volatility	93.18%
Expected term (in years)	3.12

A summary of the Company’s nonvested options as of September 30, 2025, and changes during the nine-month period ended, is presented below.

	Number of Stock Options	Weighted Average Grant-Date Fair Value
Non-Vested Options, December 31, 2024	206,427	$4.56
Options granted	15,000	2.28
Options vested	(82,477)	4.07
Options forfeited	(48,430)	6.68
Non-Vested Options, September 30, 2025	90,520	$3.48

As of September 30, 2025, there was $91 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next 1.5 years.

e. Restricted share units (“RSUs”)

A summary of RSU activity under the Company’s equity incentive plan as of September 30, 2025, and changes during the period ended is presented below.

	Number of Stock RSUs	Aggregate Intrinsic Value
Outstanding, December 31, 2024	-	$-
RSUs granted	464,939	-
RSUs exercised	(67,907)	-
Outstanding, September 30, 2025	397,032	$1,186

The share-based compensation expense related to RSUs for the three and nine months ended September 30, 2025 was $139 and $210, respectively, and $nil for the three and nine months ended September 30, 2024, respectively. The fair value of RSUs granted for the nine months ended September 30, 2025, and 2024, was $1,478 and $nil, respectively.

The fair value of each RSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of September 30, 2025, and changes during the nine-month period ended, is presented below.

	Number of Stock RSUs	Weighted Average Grant-Date Fair Value
Non-vested RSUs, December 31, 2024	-	$-
RSUs granted	464,939	3.18
RSUs vested	(67,907)	3.14
Non-vested RSUs, September 30, 2025	397,032	$3.19

As of September 30, 2025, there was $1,268 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted average period of 2.63 years.

f. Deferred stock units (“DSUs”)

A summary of DSU activity under the Company’s equity incentive plan as of September 30, 2025, and changes during the period ended, is presented below.

	Number of Deferred Stock Units	Aggregate Intrinsic Value
Outstanding DSUs, December 31, 2024	-	$-
DSUs granted	66,668	-
Outstanding DSUs, September 30, 2025	66,668	$194

The share-based compensation expense related to DSUs for the three and nine months ended September 30, 2025 was $41 and $210, respectively, and $nil for the three and nine months ended September 30, 2024, respectively. The fair value of DSUs granted for the nine months ended September 30, 2025, and 2024, was $210 and $nil, respectively.

The fair value of each DSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of September 30, 2025, and changes during the nine-month period ended, is presented below.

	Number of Stock RSUs	Weighted Average Grant-Date Fair Value
Non-vested DSUs, December 31, 2024	-	$-
DSUs granted	66,668	3.12
DSUs vested	(66,668)	3.12
Non-vested DSUs, September 30, 2025	-	$-

As of September 30, 2025, there was $nil of total unrecognized compensation cost related to nonvested DSUs granted. The costs have been recognized as of September 30, 2025.

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As of September 30, 2025, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants, RSUs and DSUs. No adjustments have been made to the weighted average outstanding shares of common stock figures for the three and nine months ended September 30, 2025, or 2024, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

	2025	2024
Warrants (Note 13.b)	1,700,738	1,184,175
Stock options (Note 13.d)	357,341	583,583
Unvested RSUs (Note 13.e)	397,032	-
Unvested DSUs (Note 13.f)	-	-
Shares issuable pursuant to Series C Preferred Stock	-	-
Total	2,455,111	1,767,758

For the purposes of the computation of basic and diluted net loss per share, an amount recognized as a deemed dividend reduced net loss available to common stockholders in a manner similar to the application of the two-class method. The net loss available to common stockholders was adjusted by the deemed dividend associated with the Inducement Agreement (Note 13.b).

NOTE 15: REVENUE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Type of goods and services
Service	$345	$21	$577	$28
Rentals	15	12	81	27
Product sales	14	-	58	-
Other miscellaneous products	14	-	14	-
Total	$388	$33	$730	$55

Timing of recognition of revenue
Point in time	373	21	649	28
Over time	15	12	81	27
Total	$388	$33	$730	$55

	Nine Months Ended
	September 30,
	2025	2024
Deferred revenue - beginning of period	$13	$-
Acquired in Evoke business combination	252	-
Increases due to consideration received from customers	502	-
Revenue recognized	(498)	-
Deferred revenue - end of period	$269	$-

NOTE 16: SEGMENT REPORTING

The Company has one reportable segment managed on a consolidated basis: Firefly Products. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in our customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner. The service term for the software arrangements is variable. The Company does not have intra-entity sales or transfers.

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

NOTE 17. SUBSEQUENT EVENT

On October 28, 2025, the Company issued DSUs representing 172,416 shares of its common stock to its directors with service-based vesting conditions.

The service-based vesting condition for these awards are satisfied over 1 year. The grant date fair value of the RSUs issued on October 28, 2025 was approximately $331.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy, plans and objectives; anticipated future operating results and operating expenses, cash flows, capital resources, and liquidity; trends, opportunities and risks affecting our business, industry and financial results; the expected benefits of use of our solutions; future expansion or growth plans and potential for future growth; our business prospects; our systems and technology, future profitability; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next twelve months; acquisitions; and our expectations or beliefs concerning future events. In addition, the words “anticipates,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, and many of which are outside of our control. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	fluctuation and volatility in market price of our common stock due to market and industry factors, as well as general economic, political and market conditions;

●	our ability to continue as a going concern;

●	the impact of dilution on our stockholders, including through the issuance of additional equity securities in the future;

●	our ability to realize the intended benefits of the Merger;

●	our ability to realize the intended benefits of the Acquisition;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings may become subject to in the future;

●	delisting of our common stock from the Nasdaq Capital Market (“Nasdaq”) or the failure for an active trading market to develop;

●	the failure of our altered business operations, strategies and focus to result in an improvement for the value of our common stock;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;

●	our limited operating history;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our products, both within and outside of the U.S.;

●	challenges that we may face with maintaining regulatory approval;

●	the impact of the concentration of capital stock ownership with our insiders on stockholders’ ability to influence corporate matters.

●	the impacts of future acquisitions of businesses or products and the potential to fail to realize intended benefits of such acquisition;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	our dependence on third parties;

●	challenges we may face with respect to our products achieving market acceptance;

●	the impact of pricing of our products;

●	our ability to obtain, maintain and protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to generate sufficient revenue to achieve and sustain profitability;

●	the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and

●	the other factors set forth in the “Risk Factors” section of this Form 10-Q and our other documents filed with the SEC under the heading “Risk Factors.”

These forward-looking statements are based on information available as of the date of this Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 3, 2025 (the “2024 Annual Report”). If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

As of the date of this filing, our products are in market. We believe there is further potential for such commercialization, both with respect to pharmaceutical companies in their drug research and clinical trial activities, as well as medical practitioners in their clinics. In concert with the further commercialization of our products, we are collaborating with neuroscience drug development companies to support their clinical strategies. We plan to generate revenue through the use of our products by United States healthcare professionals and through collaborations with pharmaceutical companies in support of neuroscience drug development. The proposed business model for healthcare provider clinics consists of a base service fee for licensing the product and a per use fee based on volume. The proposed business model for pharmaceutical companies will be tailored to each customer based on the volume and costs associated with providing such services. In order to further grow our products in the medical community, the company has hired sales staff and plans to continue marketing efforts to secure new accounts. The company will continue to focus on targeted outreach and client engagement in the clinics segment. Using its database of potential customers, the company will identify key targets in select markets and connect with them through personalized emails and calls to schedule meetings with decision-makers. The sales team, equipped with marketing materials, case studies, peer-reviewed publications, and knowledge gained from our current research partners, are focused on presenting the benefits of our products and practical applications during these meetings. Follow-up efforts, including addressing questions and offering support by our scientific team, will aim to build strong client relationships and drive adoption of the platform.

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

Our value proposition is supported by the real-world use of our products. Incorporating our products as part of a patient management protocol demonstrated improved response rates, enhanced therapy compliance, reduced non-responder rates, and a reduction in need for medication switching among patients. Further, we believe that our extensive clinical database, when combined with advanced AI, provides the opportunity to identify clinically relevant biomarkers that will support better patient outcomes through precision medicine and companion diagnostics. We expect to gather additional data through the clinical deployments and clinical studies conducted by drug companies. This additional data may allow us to discover new biomarkers and objectively measure the impact of therapeutic interventions on patients of different types, further enhancing our platform’s effectiveness. We believe that we will be able to enhance accurate diagnosis and predict what therapy or drug, or a combination thereof, may be best suited to optimize patient outcomes. This represents a paradigm shift in how clinicians manage patients with mental illnesses and cognitive disorders, holding the potential to transform brain health.

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

March 2025 Units Offering

On March 28, 2025, we entered into the private placement subscription agreement (the “Subscription Agreement”) with the subscribers (“Subscribers”), pursuant to which we issued and sold 547,737 of units (each “March 2025 Unit”, and collectively, the “March 2025 Units”), at a purchase price of $3.00 per Unit. Each March 2025 Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase common stock to the extent that acquiring the shares of common stock instead of such prefunded warrants would have caused the Subscriber to own in excess of 4.99% of the shares of outstanding common stock on a post-issuance basis and (ii) one common stock purchase warrant to purchase common stock over thirty-six (36) months at an exercise price of $4.00 per share. On the same date, the closing under the Subscription Agreement occurred, and we issued the March 2025 Units to the Subscribers.

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

Operating Expense

Costs of goods sold

Cost of goods sold consists of product manufacturing expenses related to the Evoke and Versus products acquired in the Evoke transaction.

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

We expect research and development expenses to continue to increase in the future as we further refine and optimize our products and invest in their evolution. It is likely that we will continue to evaluate opportunities and strategic partnerships to acquire or license other products and technologies, which may result in higher research and development expenses due to licensing fees and/or integrations.

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

Other (Income) Expense

Other (income) expenses consist primarily of interest bank fees and loan fees, foreign exchange gain or loss and penalties.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and the disclosure of our contingent liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

See Note 3 to our financial statements elsewhere in this Quarterly Report, as well as our previously filed 2024 Annual Report for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2025, and 2024:

	Three Months Ended
	September 30,
	$US, in thousands
	2025	2024	Change ($)

REVENUE	$388	$33	$355
COST OF GOODS SOLD	242	-	242
GROSS PROFIT	146	33	113

OPERATING EXPENSES:
Research and development expenses	378	878	(500)
Selling and marketing expenses	265	431	(166)
General and administration expenses	2,007	2,992	(985)
Impairment of intangible assets	152	-	152
TOTAL OPERATING EXPENSES	2,802	4,301	(1,499)

OPERATING LOSS	(2,656)	(4,268)	(1,612)

OTHER INCOME (EXPENSE)
Interest and bank fees	(10)	(24)	14
Interest income	29	-	29
Foreign exchange gain (loss)	-	(2)	2
Other income (expenses)	(2)	5	(7)
TOTAL OTHER INCOME (EXPENSES)	17	(21)	38

LOSS BEFORE INCOME TAX	(2,639)	(4,289)	1,650
Provision for income tax	-	-	-
NET LOSS	$(2,639)	$(4,289)	$1,650

Revenue

Revenue for the three months ended September 30, 2025, was $388, as compared to $33, in the three months ended September 30, 2024, representing an increase of $355, or 1,076%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025, was $242, up from $nil in the same period of 2024, reflecting Evoke product sales and related operating costs. This included an $85 inventory adjustment; excluding this, gross profit margin would have been 60%.

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025, were $378, as compared to $878, for the three months ended September 30, 2024, representing a decrease of $500, or 57%. The decrease was primarily due to equity vesting in conjunction with the merger in August 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2025, were $265, as compared to $431, for the three months ended September 30, 2024, representing a decrease of $166, or 39%. The decrease was primarily due to a reduction in the use of consultants that were used in a rebranding in 2024.

General and Administration Expenses

General and administration expenses for the three months ended September 30, 2025, were $2,007 as compared to $2,992, for the three months ended September 30, 2024, representing a decrease of $985, or 33%. The decrease was primarily due to the reduction in legal fees incurred during 2024 in conjunction with the merger in August 2024.

Impairment of Intangible Assets

Impairment expenses for the three months ended September 30, 2025, were $152, as compared to $nil for the three months ended September 30, 2024, representing an increase of $152. The increase is due to one of the capitalized upgrades no longer being expected to be utilized as a result of a change in management and subsequent direction. Consequently, the upgrade was deemed fully impaired, resulting in the recording of an impairment charge of $152.

Other Income (Expense)

Other Income (Expense) for the three months ended September 30, 2025, was $17, as compared to $(21), for the three months ended September 30, 2024, representing an increase in income of $38 or 543%. The primary reason for the increase is a result of interest income for held funds during the quarter.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended
	September 30,
	$US, in thousands
	2025	2024	Change ($)

REVENUE	$730	$55	$675
COST OF GOODS SOLD	267	-	267
GROSS PROFIT	463	55	408

OPERATING EXPENSES:
Research and development expenses	1,026	1,517	(491)
Selling and marketing expenses	672	973	(301)
General and administration expenses	4,968	4,183	785
Impairment of intangible assets	152	-	152
TOTAL OPERATING EXPENSES	6,818	6,673	145

OPERATING LOSS	(6,355)	(6,618)	263

OTHER INCOME (EXPENSE)
Interest and bank fees	(153)	(36)	(117)
Interest income	59	-	59
Foreign exchange gain (loss)	(4)	1	(5)
Change in derivative fair value	(9,369)	-	(9,369)
Loss on settlement of convertible promissory note	(1,353)	-	(1,353)
Other income (expense)	(223)	(22)	(201)
TOTAL OTHER INCOME (EXPENSE)	(11,043)	(57)	(10,986)

NET LOSS AND COMPREHENSIVE LOSS	(17,398)	(6,675)	(10,723)
Provision for income tax	4	-	4
NET LOSS	$(17,402)	$(6,675)	$(10,727)

Revenue

Revenue for the nine months ended September 30, 2025, was $730, as compared to $55, in the nine months ended September 30, 2024, representing an increase of $675, or 1,227%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025, was $267, up from $nil in the same period of 2024, reflecting Evoke product sales and related operating costs. This included an $85 inventory adjustment; excluding this, gross profit margin would have been 75%.

Operating Expenses

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025, were $1,026, as compared to $1,517, for the nine months ended September 30, 2024, representing a decrease of $491, or 32%. The decrease is primarily due to equity vesting in conjunction with the merger in August 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2025, were $672, as compared to $973, for the nine months ended September 30, 2024, representing a decrease of $301, or 31%. The decrease was primarily due to a reduction in consultant use driven by a rebranding in 2024.

General and Administration Expenses

General and administration expenses for the nine months ended September 30, 2025, were $4,968, as compared to $4,183, for the nine months ended September 30, 2024, representing an increase of $785, or 19%. The increase primarily reflects additional costs related to directors and officers (D&O) insurance following the August 2024 Merger, which accounted for approximately 48% of the increase. The remaining 51% of the increase was attributable to accrued fees associated with the cancellation of the Equity Line of Credit.

Impairment of Intangible Assets

Impairment expenses for the three months ended September 30, 2025, were $152, as compared to $nil for the three months ended September 30, 2024, representing an increase of $152. The increase is due to one of the capitalized upgrades no longer being expected to be utilized as a result of a change in management and subsequent direction. Consequently, the upgrade was deemed fully impaired, resulting in the recording of an impairment charge of $152.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2025, were $11,043, as compared to $57, for the nine months ended September 30, 2024, representing an increase of $10,986, mainly due to the change in derivative fair value and loss on settlement of promissory note.

Liquidity and Capital Resources

The following discussion provides an analysis of our liquidity and capital resources and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. Management evaluates liquidity and capital resources by reviewing cash flows from operating, investing, and financing activities and assessing whether existing cash balances and anticipated cash flows are sufficient to meet current and anticipated operating requirements, working-capital needs, and planned capital expenditures.

For the next 12 months, we expect to continue to incur negative cash flows from operations as we integrate the Evoke and BNA products and continue to invest in the expansion of our sales organization. On April 30, 2025, we acquired all outstanding stock of Evoke for approximately $6,000, consisting of $3,000 in cash and 857,142 shares of our common stock.

Beyond the next 12 months, our ability to achieve profitability will depend on the successful commercialization of our combined Evoke and BNA product portfolio. We expect to incur significant costs associated with continued product development, commercialization, and distribution activities. As a result, we will require substantial additional capital to fund ongoing operations and to implement our business strategy prior to achieving positive cash flows from operating activities.

Until we generate sufficient revenues from product sales to cover operating expenses, working-capital requirements, and capital expenditures, we expect to finance our operations through the issuance of equity, debt financing, or other sources of capital. There can be no assurance that such financing will be available to us on commercially reasonable terms, or at all. If we are unable to obtain additional financing as needed, we may be required to delay, reduce, or discontinue portions of our business plan, which could adversely affect our ability to continue operations.

There is substantial doubt about our ability to continue as a going concern, as evidenced by our accumulated deficit of $108,896 and negative cash flows from operating activities of $6,389 as of September 30, 2025. The report of our independent registered public accounting firm for the year ended December 31, 2024, also expressed substantial doubt about our ability to continue as a going concern.

Management’s plan to address the conditions giving rise to substantial doubt includes: (i) disciplined operating expense management and integration synergies from the Evoke acquisition; and (ii) targeted commercial expansion to drive recurring revenue. These plans involve assumptions about capital markets and customer demand that may occur as expected.

Our expectations regarding the sufficiency of our capital resources in the near term and our ability to obtain additional capital in the long term are based on estimates and assumptions that may prove to be inaccurate. As a result, we could exhaust our available capital resources sooner than anticipated and may not be able to obtain additional funding on favorable terms, or at all.

We have no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Cash flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	Nine Months Ended
	September 30,
	2025	2024	Change
		(in thousands)
Net cash (used in) provided by

Operating activities	$(6,389)	$(4,937)	$(1,452)

Investing activities	$(2,465)	$(401)	$(2,064)

Financing activities	$11,369	$4,425	$6,944

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $6,389 as compared to $4,937, for the nine months ended September 30, 2024, representing an increase of $1,452, or 29%. This increase in net cash used in operating activities is primarily due to an increase in operating costs, a reduction in liabilities, and costs related to the Evoke acquisition.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $2,465, as compared to $401, cash used in investing activities for the nine months ended September 30, 2024, representing an increase of $2,064, or 515%. The increase in cash used in investing activities is primarily attributed to the acquisition of Evoke Neuroscience.

Financing Activities

For the nine months ended September 30, 2025, net cash provided from financing activities was $11,369, as compared to $4,425, for the nine months ended September 30, 2024, representing an increase of $6,944, or 157%. The increase was primarily due to warrant exercises and unit offerings in both March and June.

Recent Financings

June 2025 Units Offering

On June 16, 2025, we entered into the June 2025 Purchase Agreement with the Investors, pursuant to which we issued and sold 400,000 Units, at a purchase price of $3.00 per Unit. Each Unit consists of (i) either (A) one share of common stock, or (B) a prefunded warrant to purchase one share of common stock at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of common stock instead of the Pre-Funded Warrant would have caused the investors to own in excess of 4.99% of the outstanding common stock on a post-issuance basis; (ii) one common stock purchase warrant to purchase one share of common stock over five (5) years at an exercise price of $3.50 per share; and (iii) one common stock purchase warrant to purchase one share of common stock over five (5) years at an exercise price of $4.00 per share. The Prefunded Warrant, the $3.50 Warrant and the $4.00 Warrant include a beneficial ownership limitation, which provides that the Company shall not affect any exercise, and a holder shall not have the right to exercise any portion of the warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% of the outstanding shares of common stock immediately after the issuance of the common stock issuable upon exercise. On the same date, the closing under the June 2025 Purchase Agreement occurred, and the Company issued 400,000 Units to investors at a total purchase price of $1,200.

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

Known Trends, Events, and Uncertainties

We are increasingly reliant on machine learning models for EEG/ERP interpretation. Model performance depends on training data diversity and ongoing monitoring to ensure generalizability. Evolving regulatory guidance (including the FDA’s approach to AI/ML-enabled medical devices) and payer expectations could impact timelines and costs. Additionally, our handling of PHI and clinical data requires robust cybersecurity, vendor oversight, and compliance with HIPAA and CFR Part 11. A significant data reach, integrity failure, or model drift could adversely affect adoption, revenues, and our reputation.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2025, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025 were not effective for the reasons stated below.

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

As of September 30, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective for the reasons stated in the following paragraph.

During our evaluations of internal controls, we concluded that material weaknesses exist in our internal controls over financial reporting as outlined below. These material weaknesses did not result in any identified misstatements, and there were no changes to previously reported financial results.

(i)	The Company does not have adequate Information Technology General Controls (“ITGCs”) or related Information Produced by Entity (IPE) Controls resulting in transactional risk and subsequent downstream reporting risks;

(ii)	The Company does not have a segregation of duties to ensure information is consistently reviewed and approved by someone other than the preparer;

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report.

Remediation Plan for the Material Weaknesses

Management is committed to the remediation of the material weakness described above which began in Q1 2025 and into the remainder of 2025. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively during the remainder of the year with projected remediation date of Q1 2026.

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

Item 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1, as filed with the SEC on July 18, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2025, other than those previously reported in a Current Report on Form 8-K and in a registration statement on Form S-1.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2025, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2025.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

3.2	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

10.1	Amendment to Employment Agreement, dated August 29, 2025, by and between Deel Canada Services Inc. and Paul Krzywicki.(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2025)

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFLY NEUROSCIENCE, INC.

Date: November 12, 2025	By:	/s/ Greg Lipschitz
Greg Lipschitz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Krzywicki
Paul Krzywicki
Chief Financial Officer
(Principal Financial and Accounting Officer)