Form 10-K
period 2025-12-31
FIREFLY NEUROSCIENCE, INC.
filed 2026-03-31
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates (based upon the closing price of such shares as reported on the Nasdaq Capital Market ) was approximately $31,304,976. Shares held by each executive officer and director and by each person known to have owned more than 10% of the outstanding shares of Common Stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2026, there were a total of 14,793,075 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIREFLY NEUROSCIENCE, INC.

Annual Report on Form 10-K

Year Ended December 31, 2025

INTRODUCTORY NOTES

Use of Terms

“2024 Plan” means the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan, as amended by Amendment No.1 to the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan.

“ADHD” means Attention-Deficit/Hyperactivity Disorder

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

“Bylaws” means the Amended and Restated Bylaws of Firefly Neuroscience, Inc.

“Charter” means the Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc., as amended from time to time.

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

“Evoke” means Evoke Neuroscience Inc.

“Evoke System” means our FDA-510(k) cleared EEG and ERP acquisition hardware

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

“Exchange Ratio” means 0.1040, the ratio in which the shares of WaveDancer Common Stock were converted to shares of Firefly Common Stock.

“FDA” means the U.S. Food and Drug Administration.

“FD&C Act” means the Federal Food, Drug, and Cosmetic Act

“Firefly” means Firefly Neuroscience, Inc., a Delaware corporation (formerly known as WaveDancer, Inc. prior to the consummation of the Merger).

“Firefly System” means Firefly’s FDA-510(k) cleared Brain Network Analytics software platform.

“FFN” or “Merger Sub” means FFN Merger Sub, Inc., a Delaware corporation.

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

“Merger Closing Date” means August 12, 2024, the closing date of the Merger.

“MCI” means Mild Cognitive Impairment

“Nasdaq” means the Nasdaq Capital Market.

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

“PTSD” means Post-traumatic stress disorder

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

Note Regarding Industry and Market Data

We are not responsible for the third-party industry data cited in this report. This report includes industry and market data that we obtained from independent third-party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Part I. Item 1A. “Risk Factors”. These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;
●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;
●	the impact of dilution on our stockholders, including through the issuance of additional equity securities in the future;
●	the impact of our ability to realize the anticipated tax impact of the Merger;
●	the outcome of litigation or other proceedings may become subject to in the future;
●	delisting of our Common Stock from Nasdaq or the failure for an active trading market to develop;
●	the failure of our altered business operations, strategies and focus to result in an improvement for the value of our Common Stock;
●	our limited operating history;
●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for the Firefly System & Evoke Systems, both within and outside of the U.S.;
●	challenges that we may face with maintaining regulatory approval, if achieved;
●	the impacts of future acquisitions of businesses or products and the potential to fail to realize intended benefits of such acquisition;
●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;
●	our dependence on third parties;
●	challenges we may face with respect to our products achieving market acceptance;
●	the impact of pricing of our products;
●	patient and product variability may produce misleading results
●	emerging competition and rapidly advancing technology in our industry;
●

our ability to obtain, maintain and protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;
●	our ability to generate sufficient revenue to achieve and sustain profitability;
●	the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and
●	the other factors set forth in the section of this report in Part I. Item 1A. “Risk Factors”.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I. Item 1A. “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under Part I. Item 1A. “Risk Factors”.

●	We are facing significant liquidity risks that raise substantial doubt about our ability to continue as a going concern.
●

We have engaged, and may continue to engage, in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

●	We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business.
●

Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results.

●	Escalation of geopolitical conflicts, including the ongoing conflict involving Iran, Israel and the United States, could adversely affect our operations, employees and business.
●

Any hostilities involving Israel could adversely affect our operations and results of operations. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks.

●

Our operations depend in part on third-party software platforms and artificial intelligence services, and disruptions to those services, including interruptions resulting from government actions or policy decisions, could adversely affect our business.

●

If we fail to successfully initiate our broad commercialization program, market and sell our products cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.

●	We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.
●	Use of our platform requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.
●	We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.
●	We may not be able to achieve or maintain satisfactory pricing and margins for our products, which could harm our business and results of operations.
●	Future sales of our products may depend on healthcare providers’ or patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.
●	Complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.
●	We may not receive the necessary authorizations to market our products or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.
●	Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
●	Economic and trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.
●

Since our products use cloud-based information systems and the exchange of information between patents and doctors, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.

●	We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
●	Our limited access to sufficient funding may hinder our ability to conduct planned operations and realize potential profits.
●	We may not continue to meet the continued listing requirements of Nasdaq, which could result in a delisting of our Common Stock.
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

PART I

ITEM 1.         BUSINESS.

Overview

Firefly Neuroscience, Inc. is an artificial intelligence company advancing precision neuroscience, applying AI and large-scale electrophysiological data to give clinicians a more complete, objective picture of how an individual patient's brain is functioning.

Firefly Neuroscience, Inc. is rebuilding the foundation of how electrophysiological data flows into clinical decision-making for brain health. We believe the brain is the most under-measured organ in medicine, and that the tools to change this have, until now, been inaccessible to the clinicians who need them most.

We have built the Firefly Platform: a vertically integrated hardware, software, and data infrastructure that captures standardized electroencephalographic (EEG) and event-related potential (ERP) assessments at the point of care, analyzes that data through our proprietary analytics engine, and delivers structured, clinician-ready reports back to the provider, all within a single seamless workflow. Every scan expands and enriches our database. Every clinic that joins our network increases the depth and diversity of our data. We describe this compounding relationship between clinical deployment, data acquisition, and report quality as the Firefly Flywheel.

Our FDA-510(k) cleared Evoke System, commercially deployed as the Evoke System, is in active use across more than 85 clinical sites in the United States as of December 31, 2025. Clinicians use the system to perform EEG and ERP assessments, which are analyzed by our cloud-based platform and returned as structured reports designed to support clinical decision-making. Our subscription-based commercial model creates a recurring revenue stream that scales in lockstep with clinical utilization, meaning that the more deeply clinicians integrate electrophysiological assessment into their practice, the more revenue we generate and the more our database grows.

Figure 1: The Firefly Flywheel — each clinical assessment simultaneously generates revenue and expands our proprietary database, compounding the intelligence of every future report.

The Problem We Are Solving

Clinicians treating neurological and psychiatric conditions have access to a range of assessment tools, including standardized cognitive and behavioral rating instruments such as the Montreal Cognitive Assessment (MoCA), the Mini-Mental State Examination (MMSE), the Generalized Anxiety Disorder scale (GAD-7), and the Patient Health Questionnaire (PHQ-9). These tools provide valuable, reproducible data points and play an important role in clinical evaluation. However, they assess behavior, self-reported symptoms, and observable cognitive performance; they do not directly measure the underlying functional activity of the brain. As a result, clinicians may have a clear picture of how a patient is presenting clinically, but limited visibility into what is occurring at the neural level: which regions of the brain are deviating from expected activity for a patient of that age, and in which direction. The Evoke System is designed to provide exactly this additional layer of insight; to add a direct electrophysiological signal that complements other testing modalities and gives clinicians a more complete biological picture to inform treatment planning.

We believe four structural problems define the current state of brain health diagnostics, and that Firefly is uniquely positioned to address each of them:

1. Adding electrophysiological insight to existing assessments. While standardized rating scales such as the MoCA, MMSE, GAD-7, and PHQ-9 provide reproducible and clinically valuable data, they measure cognitive performance and self-reported symptoms rather than the direct electrical activity of the brain. Electrophysiological assessment captures what these tools cannot: which neural circuits are active, how quickly they respond, and how a given patient's brain activity compares to a reference group. The Evoke System adds this direct biological signal to the clinical picture, helping clinicians understand not just how a patient is presenting, but what is measurably occurring in their brain.

2. Population-level context at the point of care. A clinician evaluating a patient's brain activity in isolation may not have a population-level frame of reference for what they are seeing. Our analytics platform addresses this by comparing each patient's electrophysiological data against a reference group; giving clinicians a standardized benchmark that reflects what healthy brain activity typically looks like for a patient of that age and gender. As our database continues to grow, we expect to expand the granularity of these reference populations over time, with the goal of enabling comparisons across increasingly specific clinical subgroups. The foundation for that future capability is being built with every assessment performed on our network today.

3. Late detection of cognitive and neurological disease. Many of the most debilitating neurological conditions; including Mild Cognitive Impairment (MCI), early-stage Alzheimer's disease, and prodromal psychiatric disorders; progress substantially before they are clinically detectable through behavioral observation alone. Electrophysiological biomarkers captured by EEG and ERP can surface neurological change earlier, giving clinicians a window to intervene before disease progression accelerates.

4. Imprecise treatment selection. Even when a diagnosis is established, selecting the right treatment plan often remains a process of elimination. Our growing database is enabling the identification of electrophysiological subtypes within diagnostic categories; meaning that a patient's specific EEG/ERP signature may predict which therapy is most likely to produce a meaningful response, potentially reducing the time and cost of trial-and-error prescribing.

The Firefly System

The Firefly System is a closed-loop system designed to continuously improve with use. It combines three interdependent layers: standardized hardware acquisition through the Evoke System, cloud-based electrophysiological analytics, and a growing proprietary data repository. Each layer reinforces the others, and the system as a whole, we believe, becomes more beneficial with every assessment performed across our network.

The Evoke System

The Evoke System is our FDA-510(k) cleared EEG and ERP acquisition hardware and associated software, deployed in clinical settings across the United States under the commercial brand name Evoke System. The system is purpose-built for standardized electrophysiological assessment in clinical environments; not limited to research laboratories; and is designed to be operable by clinical staff without specialized neurophysiology training.

The Evoke System captures brain activity using a 19-channel EEG electrode array configured according to the International 10-20 system, the clinical standard for electrode placement. In addition to the cortical EEG signal, the system incorporates a Heart Rate Variability (HRV) sensor, enabling simultaneous measurement of autonomic nervous system function alongside neural activity. This multimodal data capture; cortical EEG across 19 channels plus HRV; provides a richer physiological signal than single-modality approaches, and we believe distinguishes our hardware from more limited EEG-only assessment tools.

Figure 2: Evoke System hardware configuration — 19 EEG electrode channels (10-20 system) plus integrated HRV sensor for multimodal brain and autonomic nervous system measurement.

The Evoke System captures two principal categories of electrophysiological data. Resting-state EEG records spontaneous neural oscillatory activity in the absence of deliberate stimulation, providing a baseline measure of brain network function. Event-Related Potentials (ERPs) are captured during cognitive task paradigms, measuring the brain's time-locked electrical responses to specific stimuli across standardized cognitive task types. Together, resting EEG and ERPs enable assessment of up to 20 distinct cognitive functional measures per session; including early sensory processing, attention, working memory, response inhibition, and executive function.

The standardized nature of the Evoke System's acquisition protocol is a critical design requirement, not merely a technical characteristic. Our analytics engine compares each patient's data against a reference database. As our database continues to grow, every assessment will add further clinical value. The Evoke System's standardized protocol enables this comparability, ensuring that each record entering our database can meaningfully inform the interpretation of future assessments.

Analytics Engine — Assessment and Reporting

Electrophysiological data captured by the Evoke System is transmitted to our cloud-based analytics platform for processing. Our proprietary analytics engine analyzes raw EEG and ERP signals across captured dimensions and compares each patient’s electrophysiological profile to a reference dataset. As our dataset expands, we intend to further stratify and refine reference comparisons, which may include demographic segmentation, condition-specific cohorts, and longitudinal outcome data, subject to data availability and applicable regulatory considerations.

The output of this analysis is a structured clinical report delivered to the clinician. This report contextualizes the patient's electrophysiological data relative to a reference database, surfacing deviations in signal characteristics that may be relevant to the clinician’s assessment. Reports are delivered through our cloud-based portal and are designed to integrate into clinical workflows.

As more assessments are added, the database becomes richer and more diverse; broadening the body of data against which future assessments may be contextualized and supporting our longer-term goal of developing more granular reference populations for specific clinical subgroups.

The Firefly Database

Our proprietary database, which includes more than 191,000 standardized EEG and ERP assessment records, represents a significant long-term strategic asset of our business. We continue to analyze and expand this dataset to enhance our understanding of electrophysiological patterns associated with cognitive function. Over time, we believe that further analysis of this data may support the development of more refined reference populations, including condition-specific cohorts, and may contribute to the identification of potential electrophysiological biomarkers.

Figure 3: Proprietary database growth — records added quarterly through commercial clinical deployment, research collaborations, and clinical trials

The database spans over 12 distinct neurological and psychiatric disorders and includes records from more than 100,000 patients. We believe there may be value in collecting longitudinal data that enables analysis of how electrophysiological signatures change with disease progression and in response to treatment. The database also includes records from healthy individuals across the age range of 12 to 85.

Figure 4: The 12+ neuropsychiatric disorder categories represented in Firefly's proprietary EEG/ERP database.

Each assessment performed at any site using the Evoke System enters our data pipeline and, subject to appropriate rules and regulations, may be incorporated into our reference database. Commercial deployment and database growth are not separate activities, they are complementary, simultaneously generating subscription revenue and expanding the data asset that makes our platform more valuable over time.

Our Commercial Model

We sell access to the Firefly Platform through a tiered subscription model. Clinics pay a monthly subscription fee that provides access to the Evoke System, a defined volume of assessments per month, and access to our analytics and reporting platform. Assessments performed in excess of the monthly allotment are billed at a per-scan overage rate, ensuring that our revenue scales proportionally with clinical utilization.

Multiple subscription tiers are available to accommodate the diverse utilization profiles of our clinical customers; from individual practitioners performing a modest number of monthly assessments to larger multi-provider clinics or health systems with significantly higher throughput. This structure allows us to serve a broad range of clinical settings while ensuring pricing is calibrated to the value delivered. As a clinic's utilization grows, the subscription structure encourages migration to higher tiers, providing natural revenue expansion within our existing customer base.

Clinical Applications

Supporting Clinical Decision-Making

The Evoke System's primary clinical application is providing an objective electrophysiological layer to complement the assessment tools clinicians already use. Standardized instruments such as the MoCA, MMSE, PHQ-9, and GAD-7 are well-established components of neuropsychiatric evaluation, capturing how a patient performs on cognitive tasks and how they report experiencing mood, anxiety, and daily functioning. The Evoke System adds a direct measurement of the brain's electrical activity; capturing the speed, amplitude, and pattern of neural responses during rest and cognitive tasks, contextualized against a reference group. By returning structured reports that map a patient's electrophysiological profile against our reference group, we give clinicians an additional dimension of biological evidence to inform diagnostic and treatment planning decisions.

The database includes over 12 disorder categories, including depression, anxiety, ADHD, PTSD, MCI, dementia, Parkinson's disease, bipolar disorder, schizophrenia, schizoaffective disorder, ASD, and traumatic brain injury.

Early Detection of Cognitive Decline

We believe a clinically significant application of our platform is the early identification of cognitive impairment. Our database includes electrophysiological records spanning the spectrum from clinically normal cognition through Mild Cognitive Impairment (MCI) to confirmed dementia and early Alzheimer's disease. Research utilizing our platform and database; including a peer-reviewed study examining the differential electrophysiological signatures of MCI versus depression; which has demonstrated that EEG and ERP biomarkers can differentiate between stages of cognitive impairment with meaningful clinical utility.

The ability to distinguish between conditions with overlapping clinical presentations; such as cognitive decline due to early neurodegeneration versus cognitive symptoms secondary to depression; we believe is a valuable application of our technology. Clinicians already use standardized cognitive assessments such as the MoCA and MMSE to evaluate cognitive performance, and mood instruments such as the PHQ-9 and GAD-7 to assess depressive and anxiety symptoms. These tools are clinically important, but they assess how a patient performs and feels; not what is measurably occurring in the patient's brain. Our platform adds a direct electrophysiological dimension to this clinical picture: identifying the specific frequency bands, neural regions, and response latencies that deviate from norms, and contextualizing those deviations against the electrophysiological signatures of previously assessed patients across both diagnostic categories. This combination of behavioral assessment and direct neural measurement is designed to give clinicians a richer, more complete basis for clinical judgment.

Early detection of MCI and related conditions is particularly impactful because the range of available interventions; lifestyle, pharmacological, and enrollment in clinical trials studying disease-modifying therapies; we believe is broadest in the earliest stages of disease. We believe the Evoke System may enable clinicians to identify electrophysiological changes consistent with early cognitive decline through a non-invasive, cost-effective assessment that can be administered in a standard clinical setting, without the expense or logistical complexity of PET imaging or other advanced neuroimaging modalities.

Treatment Selection and Longitudinal Monitoring

As our database scales, we may focus on treatment selection support. Research utilizing our electrophysiological data has begun to identify signatures associated with differential responses to specific therapeutic interventions. For example, EEG-based endophenotyping in ADHD has demonstrated that patients with excess theta activity in specific frequency bands tend to respond differently to stimulant medications than patients with excess beta activity; an electrophysiological signal that may guide initial treatment selection before a trial-and-error prescribing process begins.

This capability may continue to evolve as our database expands. We are actively investing in research to develop and validate electrophysiological biomarkers of treatment response across additional conditions in our clinical footprint, and we believe as our database scales, it may provide a statistical foundation for this research that is not replicable from smaller, less standardized datasets.

The Evoke System also supports longitudinal monitoring. Repeated assessments of the same patient over time that allow clinicians to track how electrophysiological profiles change in response to treatment. This capability transforms the electrophysiological assessment from a one-time diagnostic event into an ongoing clinical monitoring tool, increasing the frequency with which clinicians engage with our platform and correspondingly increasing both revenue and database contribution per patient.

Research & Development

Scientific validation is central to our commercial strategy. We believe that clinician adoption of electrophysiological assessment as a standard component of neuropsychiatric care depends not only on the clinical utility of our platform, but on the depth and quality of the scientific evidence supporting it. Accordingly, we invest in research collaborations, clinical studies, and academic partnerships designed to generate peer-reviewed evidence for the applications of our technology.

Combined across Firefly Neuroscience and the former Evoke Neuroscience, our technology and dataset have been the subject of more than 20 peer-reviewed publications in indexed scientific journals. These publications span a range of conditions and applications, including early-stage Parkinson's disease detection, ADHD endophenotyping and treatment response prediction, major depressive disorder and cognitive biomarkers, traumatic brain injury assessment, drug pharmacodynamics in neuropharmacology trials, and genetic conditions affecting cognitive development.

Select highlights from our published research include:

•

Early Parkinson's Detection: A machine learning approach utilizing ERP-derived features from our database identified a neuromarker discriminating early-stage Parkinson's disease patients from healthy controls with an AUC of 0.79, sensitivity of 0.74, and specificity of 0.73; demonstrating the capacity of our electrophysiological dataset to support early detection of neurodegenerative disease (PLOS ONE, 2022).

•

MDD Treatment Monitoring: A pilot study published in the Journal of Affective Disorders Reports (2024) demonstrated that EEG-based assessments using our platform could objectively measure cognitive changes in outpatients with major depressive disorder during treatment with vortioxetine; with baseline brain activation latencies normalizing toward healthy control levels following treatment, independent of antidepressant effect.

•

Neuropharmacology Biomarkers: Collaborative research with Novartis evaluated the pharmacodynamic effects of MIJ821 (onfasprodil) using our EEG analytics as an objective CNS biomarker in a Phase I first-in-human study, published in Clinical and Translational Science (2023).

•

ADHD Endophenotyping: Published research demonstrated that electrophysiological activity flow patterns analyzed through our platform can differentiate ADHD subtypes with implications for treatment selection, including differential prediction of stimulant medication response (Psychological Medicine, 2017).

•

Concussion and TBI: Multiple publications, including work conducted in collaboration with university athletic programs and the Concussion Assessment, Research and Education (CARE) consortium, have demonstrated the utility of ERP-based assessments for objective evaluation of sport-related concussion and tracking of post-concussion recovery. Reches, A., Kutcher, J., Elbin, R.J., Or-Ly, H., Sadeh, B., Greer, J., McAllister, D.J., Geva, A.B., & Kontos, A.P. (2017)

•

Differential Diagnosis — MCI vs. Dementia: Published research utilizing the Evoke platform has examined the differential electrophysiological signatures of MCI, early-stage Alzheimer's disease, and dementia — demonstrating the potential of EEG/ERP biomarkers to support differential diagnosis in conditions that are clinically challenging to distinguish. Ganapathi et al. (2023). Journal of Alzheimer's Disease, 91(1), 293–305.

We also conduct academic research collaborations, including a collaboration with the Institute of Human Genetics at Heidelberg University Hospital on EEG biomarker research in genetic neurodevelopmental conditions, and with the Pacific Neuroscience Institute Brain Center on a clinical study examining the electrophysiological signatures of Alzheimer's disease. We view these collaborations as complementary to our commercial network, generating peer-reviewed scientific evidence that supports clinician adoption of our platform while simultaneously contributing high-quality, protocol-driven records to our database.

Pharmaceutical and Research Partnerships

In addition to our clinical subscription business, we engage with pharmaceutical companies and academic research institutions that seek access to our electrophysiological database and/or analytical capabilities in support of neuroscience drug development. These engagements typically involve the use of our EEG and ERP analytics as biomarker endpoints in clinical trials, providing pharmaceutical sponsors with an objective electrophysiological measure of drug effect on the central nervous system.

The use of EEG and ERP as pharmacodynamic biomarkers in CNS drug development is a well-established scientific approach, and the availability of a large, standardized normative and disorder-specific reference dataset we believe significantly enhances the interpretability of electrophysiological biomarker data in drug trials. We believe our database scale and the quality of our analytics engine position us as a preferred partner for pharmaceutical sponsors seeking to incorporate electrophysiological biomarkers into neuropsychiatric drug development programs.

Regulatory Matters

The Evoke System has received FDA clearance under the 510(k) pathway as a Class II medical device for the acquisition, display, and storage of EEG and ERP data, and for associated analytical and reporting functions. This clearance permits commercial marketing and sale of the Evoke System for its cleared indications in the United States and is a prerequisite for our clinical subscription deployment model.

Our analytics platform generates reports for clinician review and is designed to operate as a decision-support tool. We intend to engage proactively with the FDA as our analytical capabilities evolve to ensure our regulatory posture remains appropriate to the clinical applications of our platform.

Competition

The market for brain health diagnostics and clinical decision-support tools includes traditional EEG hardware manufacturers, digital health companies offering neurology-focused software, and academic medical centers with research-grade electrophysiological assessment capabilities. We believe, however, that the most significant long-term competitive determinant in this market will be the depth and quality of the proprietary electrophysiological dataset underlying AI-driven analytics; and on this dimension we believe we hold a substantial and growing advantage.

Structural neuroimaging modalities; including computed tomography (CT), magnetic resonance imaging (MRI), and functional MRI (fMRI); are well-established and clinically important tools for evaluating brain structure and, in the case of fMRI, patterns of metabolic activity. CT imaging involves exposure to ionizing radiation and provides excellent resolution of structural abnormalities, but limited visibility into functional neural dynamics. MRI offers superior soft-tissue contrast and structural detail without radiation, and fMRI can approximate regional brain activity through blood-oxygen-level-dependent (BOLD) signals. These are valuable tools, and we view them as complementary to, rather than competitive with, electrophysiological assessment. EEG and ERP capture the brain's direct electrical activity at millisecond-level temporal resolution; a dimension of brain function that structural and hemodynamic imaging modalities are not designed to measure. MRI reveals the brain’s structure, while EEG measures its real-time electrical activity and the speed at which it processes information. We believe different test modalities answer different clinical questions and are most powerful when considered together.

From a practical standpoint, the Evoke System also occupies a distinct access tier relative to neuroimaging equipment. MRI and CT scanners require significant capital investment, specialized facility infrastructure, and dedicated radiology or imaging staff, making them primarily available in hospital and large outpatient settings. The Evoke System is designed to operate in standard clinical environments; psychiatric practices, neurology offices, and behavioral health clinics; at a cost per assessment that is generally lower than most structural imaging studies. This accessibility profile means the Evoke System may be able to reach patient populations and clinical settings where advanced neuroimaging is not routinely available, rather than competing directly for the same clinical indication.

We believe our data advantage, combined with our FDA-cleared hardware platform deployed across more than 85 clinical sites, our intellectual property portfolio, and our growing body of more than 20 peer-reviewed publications, leads us to believe we occupy an increasingly valuable position in the brain health diagnostics market.

Human Capital

Our team spans neuroscience, biomedical engineering, signal processing, artificial intelligence, clinical operations, and healthcare commercialization. We believe our ability to attract and retain talent with deep expertise across these complementary disciplines is essential to the continued development and commercialization of the Firefly Platform.

Intellectual Property

Firefly’s commercial success depends in part on its ability to obtain and maintain intellectual property protection for Firefly’s products and any future products, to prevent others from infringing, misappropriating, or otherwise violating its intellectual property rights, to defend and enforce its intellectual property rights, and to operate without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others. Firefly actively seeks to protect intellectual property that it believes is important to its business, which includes patents covering the components of its software and the methods used for optimizing the assessments its products perform. Firefly also seeks patent protection for other processes and inventions that are commercially or strategically important to developing and maximizing the value of its enterprise. Firefly takes steps to build and maintain the integrity of its brand, for example, with trademarks and service marks, and Firefly seeks to protect the confidentiality of trade secrets that may be important to the development of its business. Firefly relies on a strategy that combines the use of patents, trademarks, trade secrets, know-how, and license agreements, as well as other intellectual property laws, employment, confidentiality and invention assignment agreements, and contractual protections, to establish and protect its intellectual property rights.

Patents

As of December 31, 2025, we owned 23 issued U.S. patents, which have expiration dates ranging from November 2028 to November 2037.

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

Trademarks

Our trademark portfolio is designed to protect the brands of our current and any future products. As of December 31, 2025, we own one trademark registration for “BNA” in the United States and other countries, including Israel, Switzerland, European Union, Canada, and India. The trademark is also registered with World Intellectual Property Organization.

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

Manufacturing

Our Evoke system is manufactured by a third party contract manufacturer based in the United States.

Employees

As of the date of this report, we have 17 full-time employees.

None of Firefly’s employees are represented by a labor union or covered by collective bargaining agreements, and Firefly considers its relationship with its employees to be good.

Government Regulation

Our products are considered medical devices, and, accordingly, are subject to rigorous regulation by government agencies in the United States and other countries in which we intend to sell our products. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

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

Our BNA Platform and Evoke System are Class II medical devices, which were cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process. The marketing and distribution of Firefly’s products are subject to continuing regulation and enforcement by FDA and other government authorities, which includes product listing requirements, medical device reporting regulations. If FDA finds that we have failed to comply with any legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution.

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

In December 2020, Firefly received Class II medical device 510(k) clearance from the FDA for the BNA Platform, with indication for use in individuals 12 to 85 years of age.

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

On August 12, 2024, pursuant to the Merger Agreement, FFN merged with and into Firefly Neuroscience, Inc., with Firefly Neuroscience, Inc. surviving the merger as a wholly owned subsidiary of WaveDancer, Inc. On the Merger Closing Date (i) pursuant to the Amended and Restated Certificate of Incorporation of WaveDancer, we changed our name to Firefly Neuroscience, Inc. and (ii) pursuant to an amendment to its Certificate of Incorporation, Firefly changed its name to Firefly Neuroscience 2023, Inc. and (iii) Firefly and FFN filed the Certificate of Merger with the State of Delaware.

On April 30, 2025, Firefly completed the acquisition of Evoke Neuroscience Inc. (“Evoke”), which resulted in the acquisition of the Evoke business and a significant expansion of business operations and headcount. This acquisition included the Evoke System which was Evoke's  primary commercial product.

The Charter and the Bylaws contain certain provisions relating to limitations of liability and indemnification of directors and certain officers, provide advance notice procedures for stockholder proposals at stockholder meetings, and other matters. See “Description of Capital Stock– Anti-Takeover Provisions” in Exhibit 4.1 to this Annual Report on Form 10-K and Item 10. “Directors, Executive Officers and Corporate Governance – Limitation on Liability and Indemnification of Directors and Certain Officers”.

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

We have incurred recurring losses and experienced negative cash flows from operations since our inception, and we may continue to incur operating losses. For the fiscal year ended December 31, 2025, we had an accumulated deficit of $111,615 and negative cash flows from operating activities of approximately $8,194. We have generated minimal revenue to date, and our ability to generate recurring revenue depends on the successful commercialization of our products, which remains in the early stages of market adoption.

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

Our continued existence is dependent on our ability to raise additional capital and ultimately achieve and maintain profitable operations. Even if we are successful in raising additional funds, our expenses may exceed expectations, or we may deplete our available capital resources more quickly than anticipated. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2025 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, which may further impair our ability to raise capital and negatively impact investor confidence.

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

On April 30, 2025, we completed the acquisition of Evoke Neuroscience Inc., which resulted in our acquisition of the Evoke business and a significant expansion of our business operations and headcount. In the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

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

We rely on the efficient, uninterrupted and secure operation of our IT systems and are dependent on key third-party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber-attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing consumer preferences. Failure to adequately protect and maintain the integrity of our products and IT systems may result in a material effect on our financial position, results of operations and cash flows.

We plan to continuously upgrade and issue new releases of our products and customer-facing software applications, upon which our operations depend. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, any third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with future customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of any customers or patients, product recalls, damage to our reputation, or increased service costs, any of which could have a material effect on our business, financial condition or results of our operations and the operations of our potential customers or our business partners.

Our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, tariffs and trade policy changes, and weakness in general economic conditions and threats, or actual recessions, could materially affect our business, results of operations, and financial condition.

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

In addition, tariffs and changes in trade policy — including new or increased tariffs imposed by the U.S. or other governments on imported goods, components, or materials — could increase our costs of goods or disrupt our supply chain, and may trigger retaliatory measures by foreign governments that adversely affect our ability to sell products in international markets. Tariff-related cost increases may be difficult to pass on to customers or healthcare providers, which could compress our margins. The current uncertainty surrounding trade policy, including the scope, duration, and potential escalation of existing and proposed tariffs, makes it difficult to predict their ultimate impact on our business. Depending on the markets in which we operate and the countries from which we or our suppliers source materials or components, tariff-driven cost increases could be material.

Inflation continues to adversely impact spending and trade activities and we are unable to predict the impacts of higher inflation on global and regional economies. Higher inflation has also increased domestic and international shipping costs, tariffs, raw material prices, and labor rates, which could adversely impact the costs of producing, procuring and shipping any products we bring to market. If similar trends continue, our ability to recover these cost increases through price increases may have limited effectiveness, resulting in downward pressure on our operating results. Attempts to offset cost increases with price increases could reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Further, we are unable to predict the impact of efforts by central banks and federal, state and local governments to combat elevated levels of inflation. If their efforts to reduce inflation are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or are not sustained long enough to lower inflation to more acceptable levels, consumer spending may be adversely impacted for a prolonged period of time. Any of these events could materially affect our business and operating results.

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

We conduct certain of our operations in Israel. Conditions in Israel, including the attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

We currently have five full-time employees, who are located in and/or reside in Israel. As a result, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

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

The active military conflict involving Iran, Israel and the United States poses immediate and material risks to our operations, employees, financial condition and business.

The conflict between Iran, Israel and the United States has escalated into an active military war with significant regional and global consequences. On February 28, 2026, the United States and Israel launched coordinated strikes against Iran targeting its nuclear infrastructure, military assets and government leadership. Iran has retaliated with missile and drone attacks against targets in Israel, U.S. military bases across the region, and civilian and commercial infrastructure across multiple Gulf states. The conflict has spread across at least a dozen countries, resulting in the closure of the Strait of Hormuz — the world's major oil artery — and has caused significant casualties throughout the region.

We conduct certain of our operations in Israel and have full-time employees who are located in and/or reside in Israel. The active and expanding nature of this conflict directly heightens the risk to our personnel and operations. Israeli cities, including Tel Aviv, have been targeted by Iranian missile and drone barrages, and the conflict has simultaneously expanded into Lebanon, with Hezbollah launching attacks and Israel conducting military operations there as well. Armed conflicts or heightened security conditions may result in employee absences, evacuation or relocation of personnel, interruptions to communications or transportation infrastructure, or other operational disruptions that could materially affect our ability to conduct business activities in Israel. The conflict has materially disrupted the global economy and financial markets. The war has pushed oil prices sharply higher, disrupted shipping through the Strait of Hormuz and displaced millions of civilians across the region. Broader economic forecasts warn of inflationary pressures and slowed global growth, and a near-total halt of tanker traffic in the Strait of Hormuz has disrupted the supply of fuel and essential commodities, threatening global food security. These developments could lead to sustained volatility in financial markets, increased costs of capital, supply chain disruptions, and reduced investor confidence, each of which could adversely affect our financial condition and access to capital markets.

Iran has declared U.S. financial institutions and other technology and multinational companies operating in the Middle East as justified targets. This declaration meaningfully increases our exposure to cybersecurity threats and potential disruptions to our technology infrastructure and operations. We may face increased costs associated with protecting our systems, personnel and data, and we cannot guarantee that our defensive measures will be sufficient to prevent a material cybersecurity incident.

The conflict also carries significant sanctions, export control and regulatory risk. Expanded U.S. or allied sanctions regimes targeting Iran and its proxies, changes in government policy, and evolving export control restrictions on technology companies could alter the regulatory environment in which we operate, including with respect to our activities involving our Israeli operations and any technology developed or deployed in the region.

There is no certainty as to the duration, geographic scope, or ultimate resolution of the conflict. The failure of diplomatic negotiations and the current military trajectory suggest a prolonged conflict is possible, with an uncertain post-conflict political and economic framework. Any continuation or further escalation of hostilities — including the potential involvement of additional state or non-state actors — could materially and adversely affect our operations, personnel safety, financial condition and results of operations in ways that are difficult to predict or quantify at this time.

Any hostilities involving Israel could adversely affect our operations and results of operations. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Several of our employees are subject to military service in the IDF and have been and may be called to serve. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. It is possible that there will be further or longer military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

Also, in the event of sustained military conflict, civil unrest, or other disruptive events in Israel, we could face challenges in maintaining normal business operations or communicating with employees in the region. Our ability to recruit and retain talent locally could also be affected. Moreover, government-imposed restrictions, transportation shutdowns, or damage to infrastructure may inhibit our ability to conduct business activities.

While our facilities have not been damaged during the current war, the hostilities with Hamas, Hezbollah, Iran and its proxies and others have caused and may continue to cause damage to private and public facilities, infrastructure, utilities, and telecommunication networks, and potentially disrupting our operations and supply chains. In addition, Israeli organizations, government agencies and companies have been subject to extensive cyber attacks. This could lead to increased costs, risks to employee safety, and challenges to business continuity, with potential financial losses.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

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

Risks Related to our Software Platform

Our operations depend in part on third-party software platforms and artificial intelligence services, and disruptions to those services, including interruptions resulting from government actions or policy decisions, could adversely affect our business.

We rely on various third-party software tools, cloud infrastructure providers and artificial intelligence platforms to support our research, development, and operational activities. These services may be provided by large technology companies or emerging AI providers. Our ability to access and use such services may be affected by technical outages, service interruptions, contractual disputes, regulatory actions, or government policy decisions affecting technology providers.

For example, government actions or policy decisions affecting AI providers or technology supply chains may result in service interruptions, restricted access, or changes to the availability of certain platforms. Recent developments have demonstrated that government determinations regarding technology supply chain risks can lead to restrictions on the use of certain AI providers in government or commercial environments.

If any of the third-party services on which we rely were to become unavailable, experience prolonged outages, impose usage restrictions, significantly increase pricing, or otherwise change their service terms, we may experience operational disruptions, delays in product development, increased costs, or reduced efficiency. Although we may seek alternative providers where possible, transitioning to substitute platforms could require significant time, cost and technical effort.

Any interruption or limitation in our access to critical software or AI services could adversely affect our operations, research and development activities, and overall business.

If we are not successful in enhancing awareness of our products, driving adoption across our current target markets and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.

Our business currently depends primarily on our ability to successfully market our products, which involves successfully executing our commercialization program, increasing adoption of and driving utilization our products by clinicians, in the United States. We continue to increase awareness of our products, as well as grow the number of clinicians that utilize our products, but there can be no assurance that we will succeed.

Our commercial success will continue to depend on a number of factors, including the following:

●	the actual and perceived effectiveness and clinical benefit, of our products;
●	the prevalence and severity of any adverse patient events involving our products;
●	our ability to provide earlier awareness of and education about our products to patients and clinicians;
●	the degree to which clinicians and patients adopt our products;
●	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for cognitive disorders;
●	the results of future clinical and other studies relating to the health, economic or other benefits of our products;
●	whether key thought leaders in the medical community accept that our future clinical utility is sufficiently meaningful to influence their decision to adopt our products;

●	the extent to which we are successful in educating clinicians and patients about the benefits of our products;
●	our reputation among clinicians and patients;
●	our ability to predict product performance;
●	the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our products;
●	our ability to obtain, maintain, protect, enforce and defend our intellectual property rights, including those covering our products;
●	our ability to maintain compliance with all legal and regulatory requirements, including those applicable to our products; and
●	our ability to continue to attract and retain key talent.

If we fail to successfully initiate our broad commercialization program, market and sell our products cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.

Our commercial success will depend in large part on the future adoption of our products into patient work streams in clinics. We cannot predict how quickly, if at all, clinicians and patients will adopt our product. Moreover, we cannot predict how quickly, if at all, those currently living with mental illness or cognitive disorders but who are not being treated will seek treatment. Our ability to grow sales of our products and drive market acceptance will depend on successfully educating clinicians and patients of the relative benefits of our products. If we are unable to successfully drive interest in our products, our business, financial condition and results of operations would be harmed.

We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.

Our industry is competitive and has been evolving rapidly. Our current customer base includes neurology and psychiatric clinics in the United States.

We will face competition in the market for our products from competing technologies, and we expect competition from new companies that may enter the market or introduce new technologies in the future. Third-party payors may encourage the use of competitors’ products due to lower costs of competing products or alternatives. Additionally, treating neurologists may promote the use of other competitors’ products or alternative therapies.

Our current and future competitors may include large, well-capitalized companies with significant market share and resources. They may have more established sales and marketing programs than we do and have greater name recognition. In addition to competing for market share, competitors may develop or acquire patents or other rights that may limit our ability to compete.

We believe that the competitive advantages of our products will be important factors in our future success. Our continued success depends on, among other things, our ability to:

●	successfully scale our commercialization program to target clinicians (i.e. neurologists in the United States);
●	drive awareness to increase the number of mental illness and cognitive impairment patients referred to target clinicians, namely neurologists in the United States;
●	attract and retain skilled research, development, sales, marketing and clinical personnel;
●	continue to innovate in order to improve our software platform and enhance the patient and provider experience;
●	adequately predict product performance;

●	obtain and maintain regulatory clearances and approvals, including for expanded indications;
●	cost-effectively market and sell our products;
●

obtain, maintain, protect, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others; and

●	acquire products or technologies complementary to or necessary for our business.

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. There can be no assurance that other companies or institutions will not succeed in developing or marketing devices and products that are more effective than ours or that would render our products obsolete or noncompetitive.

Patient and product variability may produce misleading report results

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

Use of our platform requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.

The successful use of our products depends in part on the training and skill of the clinician performing EEG recording and reading our reports. Clinicians could experience difficulty interpreting the results of our reports. Moreover, clinicians rely on their previous medical training and experience when recommending or utilizing our software platform, and we cannot guarantee that all clinicians will have the necessary skills to properly utilize the platform. We cannot be certain that clinicians that will use our platform will have received sufficient training, and clinicians who have not received adequate training may nonetheless attempt to use our platform with their patients. If clinicians utilize our platform incorrectly, or without adhering to or completing all relevant training, their patient outcomes may not be consistent with the outcomes achieved in our research studies and any future clinical studies. Adverse safety outcomes that arise from improper or incorrect use of our software platform may negatively impact the perception of patient benefit and the safety of our software platform, notwithstanding results from our research studies and any future clinical studies. These results could limit adoption of our platform, which would harm our sales, business, financial condition, and results of operations.

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

As we scale, the commercialization program for our platform, expand our product offerings in the future and increase our future marketing efforts, we will need to build and expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. An inability to attract, hire, train and retain employees will harm our sales, business, financial condition, and results of operations.

We expect to increase the size of our organization in the future, and we may experience difficulties in managing the operational elements or timing of this growth. If we are unable to manage or appropriately time the anticipated growth of our business, our future revenue and operating results may be harmed.

As of the date of this report, we have 17 full time employees. As our sales and marketing strategies evolve and as we launch commercialization of our software platform, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully market and sell our software platform will depend, in part, on our ability to effectively manage or time any future growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

As demand for our platform increases in the future, we will need to expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot be certain that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. If we encounter difficulty meeting market demand, quality standards or clinician expectations, our reputation will be harmed and our business will suffer. Additionally, additional growth may result in higher fixed costs and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We may not be able to achieve or maintain satisfactory pricing and margins for our products, which could harm our business and results of operations.

The medical device industry has a history of price competition, and we can give no assurance that we will be able to maintain satisfactory prices for our products or any future products at competitive levels. The pricing of our products could be impacted by several factors, including pressure to reduce prices by our customers due to a decline in the amount that third-party payors reimburse for EEG tests for clinicians utilizing our products. If we are forced to lower or are unable to increase the price we charge for our products, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode, which could harm our business and results of operations.

Future sales of our products may depend on healthcare providers’ or patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.

Future sales of our products may depend on healthcare providers’ or patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers. Where such insurance or third-party reimbursement becomes available in the future, any reduction in insurance or other third-party payor reimbursement for our products may cause negative price pressure, which would reduce our revenues. Without a corresponding reduction in the cost to produce such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in third-party payor reimbursement. Failure by our patients or healthcare provider customers to obtain or maintain coverage or to secure adequate reimbursement for our treatment by third-party payors could have an adverse effect on our business, results of operations, and financial condition.

Our results of operations may be harmed if we are unable to accurately forecast clinician demand for our products or any future products.

Our ability to accurately forecast demand for our products or our future our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand, which may negatively affect our business, financial condition, and results of operations.

Adoption of our products depends on positive clinical data as well as clinician acceptance of the data and our products, and negative clinical data or perceptions among these clinicians would harm our sales, business, financial condition, and results of operations.

The rate of adoption and sales of our products is heavily influenced by clinical data. Although we have positive research data from our publications, there can be no assurance that future clinical studies, including those to demonstrate the efficacy of our current products or future products in current target patient populations and those to support label retention and expansion for our products, will demonstrate clinical utility and effectiveness. Unfavorable or inconsistent clinical data from future clinical studies conducted by us, our competitors, or third parties, or the negative interpretation of our clinical data internally and externally, including by customers, competitors, patients, and regulators could harm our business, financial condition, and results of operations.

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

Our future success also depends upon patients having an experience with our products that meets their expectations in order to increase clinician demand for our products as a result of positive feedback and word-of-mouth. Patients may be dissatisfied if their expectations of the products are not met or if the performing clinicians are not adequately trained on the use of our products. If the results of our products do not meet the expectations of the patient, it could discourage the patient and/or their healthcare provider from continuing to use our device or referring our products to others. Dissatisfied patients may express negative opinions through social media, advocacy, or other publicity. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales.

Risks Related to the Integration of the Evoke and Firefly Businesses

The integration of the Evoke and Firefly businesses may be complex, time-consuming and costly, and we may not realize the anticipated benefits of the combination. We are in the process of integrating the operations, products, personnel, technology platforms, databases and regulatory frameworks of the Evoke and Firefly businesses. The integration efforts will be completed successfully or on the anticipated timeline, or that we will achieve the expected strategic, operational or financial benefits of the combination. Integration of product platforms and databases may require additional development work, validation, testing and, in certain cases, regulatory review or new regulatory submissions. Any delays in product harmonization, data migration, system interoperability, or regulatory approvals could adversely affect our ability to commercialize integrated solutions, expand our customer base or realize anticipated synergies. The integration process may also result in increased expenses, diversion of management attention, disruption to our ongoing operations or difficulties in retaining customers and key employees. If we fail to effectively integrate the Evoke and Firefly businesses, our business, financial condition and results of operations could materially adversely affected.

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

Our current and potentially future products are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we intend to sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and the competitive position of the Company. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

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

We may not receive the necessary authorizations to market any future new products, and any failure to timely do so may adversely affect our ability to grow our business.

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

Our Evoke System and BNA Platform are Class II medical devices, which were cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process.

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

Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. For example, if we decide to market our products for a broader or additional indication(s) for use and/or make any material modifications to any element of the device and/or the manufacturing or distribution thereof in the future, an additional 510(k) submission, and FDA clearance thereof, will be required prior to making any promotional communications expressly or impliedly claiming that the device may be used for such indication(s) and/or prior to making such modification, respectively.

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

We may also need to obtain regulatory approval in other foreign jurisdictions in which we may plan to market and sell our products. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received.

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

While our products have received 510(k) clearance, we may in the future apply for 510(k) clearance for updated components, which must, then, be found by the FDA to be substantially equivalent to the existing cleared product and, thus, may not be lawfully marketed in the U.S. until FDA make a substantial equivalence determination and issues the requisite 510(k) clearance for the updated product. Although the development of our products have been carefully monitored and documented by professionals who are experienced in the FDA clearance process, there is no assurance that the FDA will agree that an updated component of our product is substantially equivalent to the cleared product and allow the updated product to be marketed in the United States. The FDA may determine that the device is not substantially equivalent and require a premarket approval (“PMA”) or, more likely, a de novo reclassification, and/or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can delay market introduction of an updated product. Delays in receipt of or failure to receive any necessary 510(k) clearance, de novo classification, or PMA, or the imposition of stringent restrictions for our products, could have a material adverse effect on our business, results of operations and financial condition.

In the future, we may make other modifications to our products, and determine, based on our review of the applicable FDA regulations and guidance, that in certain instances new 510(k) clearances or other premarket submissions are not required. If FDA disagrees with our determinations, we may be subject to a wide range of enforcement actions, including, for example, a warning letter, among other consequences, after which we will likely have to cease marketing the applicable modified product and/or to recall distributed units of such modified product until we obtain the requisite clearance or approval.

Our acquisition of Evoke increases our exposure to 510(k) regulatory risks due to the expansion of our medical device portfolio.

With our acquisition of Evoke, we have expanded our product portfolio to include additional medical devices that are subject to regulation by the FDA under the 510(k) premarket notification process. As a result, we are now responsible for ensuring ongoing regulatory compliance, post-market surveillance, and reporting obligations for multiple Class II medical devices, including both our BNA Platform and the products acquired from Evoke. This expansion increases our exposure to FDA 510(k) regulatory risks in several ways. Each product line may have unique technical characteristics, intended uses, and regulatory histories, which increases the complexity of our compliance management and the likelihood of regulatory scrutiny. Any compliance issue, adverse event, or regulatory deficiency associated with any product in our expanded portfolio could trigger FDA enforcement actions, including warning letters, product recalls, or withdrawal of marketing clearance, any of which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, modifications to any of the acquired products, or efforts to expand their indications for use, may require new 510(k) submissions, increasing the risk of delays, denials, or additional data requirements from the FDA. The integration of Evoke’s regulatory processes and quality systems into our existing compliance infrastructure may also present challenges, and any gaps or deficiencies in Evoke’s historical compliance could expose us to legacy risks or require remediation efforts. As a result, the addition of Evoke’s products to our portfolio has heightened our overall risk profile with respect to FDA 510(k) regulatory compliance, and any failure to effectively manage these increased risks could have a material adverse effect on our ability to commercialize our products and achieve our strategic objectives.

Ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition.

The United States healthcare system has been continually evolving at the federal and state level due to comprehensive reforms relating to the payment for, the availability of and reimbursement for healthcare services. Key reforms have ranged from fundamentally changing federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under government-funded programs, to minor modifications to existing programs, and many have been challenged (with some being overturned or modified) along the way. One example, among countless others, is the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was the most significant federal healthcare reform law enacted in the U.S. in recent history. The Affordable Care Act has undergone substantial challenges and changes since its enactment in 2010, and numerous other federal healthcare reform legislation, executive orders, and judicial rulings have been implemented in the years since, most of which have been or are aimed at lowering healthcare costs in the U.S. To the extent any such reform measures or any future initiatives reduce reimbursement or coverage eligibility or any amounts or funds available (such as by reductions in reimbursement to our healthcare provider customers) for our Systems and/or any future products we may market in the U.S. (if any), our business may be adversely affected.

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

These modifications may have an effect on the way we conduct our business.

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

Our products may contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.

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

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, particularly if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our products are Class II medical devices cleared by FDA for commercialization in the U.S. pursuant to the 510(k) notification process. We, thus, are not currently able to promote the products for any other indications for use or make any promotional claims that are inconsistent with, or outside the scope of, our respective FDA clearances (often referred to as “off-label” claims). However, the assessment of whether a given claim is or is not consistent with a given FDA clearance or approval can often be subjective, and we cannot guarantee that FDA will always agree with our position regarding a particular claim or that all of our employees, representatives, and agents will abide by our marketing policies. If FDA determines that we have promoted any product without the requisite clearance or approval and/or for an off-label or unapproved use, it could take any number of enforcement actions against us, including (among others), issuing untitled or warning letters and/or pursuing an injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as laws prohibiting false claims for reimbursement, any of which would have a material adverse effect on our financial condition and/or business as a whole.

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

Since our software platform will utilize cloud-based information systems and the exchange of protected information, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.

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

Our subsidiary, Firefly Neuroscience Ltd., has received Israeli governmental grants to assist in the funding of its research and development activities. The IIA grants which Firefly Neuroscience Ltd.’s technology has received for research and development expenditures restrict its ability to manufacture products and transfer (including by way of license for R&D purposes) know-how outside of Israel and require it to satisfy specified conditions.

Firefly Neuroscience Ltd.’s technologies were developed, in part, with grants from the Israel Innovation Authority, or IIA (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry) in the aggregate amount of approximately $4.60 million. As of December 31, 2025, Firefly Neuroscience Ltd. has paid royalties to the IIA and had a contingent obligation to the IIA (including interest) of $6.043 million. The requirements and restrictions for such grants are set forth in the Encouragement of Research, Development and Technological Innovation in Industry Law, 5744-1984 (formerly known as the Law for the Encouragement of Research and Development in Industry, 5744-1984), or the Innovation Law, the IIA’s rules and guidelines and the terms of these grants.

In general, the recipients of IIA grants are obligated to pay the IIA royalties from the revenues generated from the sale of products and related services developed as a result of a research and development program funded, in whole or in part, by the IIA, at rates which are determined under the IIA’s rules and guidelines (generally of 3% to 6% on sales of IIA-funded products or related services, which rates may be increased under certain circumstances) up to the aggregate amount of the total grants received by the IIA (which may be increased under certain circumstances, as described below), plus annual interest (as determined in the IIA’s rules and guidelines). Following the full payment of such royalties and interest, there is generally no further liability for royalty payments; however, other restrictions under the Innovation Law continue to apply, as described below.

Under the IIA’s rules and guidelines, Firefly Neuroscience Ltd. is generally prohibited from manufacturing products developed using the IIA funding outside of the State of Israel without the prior approval of the IIA (except for the transfer of less than 10% of the manufacturing capacity in the aggregate which requires only a notice) and subject to payment of increased royalties (up to 300% of the grant amount plus accrued interest, depending on the manufacturing volume that is performed outside of Israel). Additionally, under the IIA’s rules and guidelines, Firefly Neuroscience Ltd. is prohibited from transferring the IIA-funded know-how and related intellectual property rights outside of the State of Israel, except under limited circumstances and only with the prior approval of the IIA. Firefly Neuroscience Ltd. may not receive the required approvals for any proposed transfer, and even if received, Firefly Neuroscience Ltd. may be required to pay the IIA a redemption fee of up to 600% of the grant amounts (less paid royalties, if any, and depreciation, but no less than the total grants received) plus accrued interest. Approval of the transfer of know-how to an Israeli company is also required, and may be granted if the recipient assumes all of our responsibilities towards the IIA, including the restrictions on the transfer of know-how and the manufacturing rights outside of Israel and the obligation to pay royalties, and, although such transfer will not be subject to the payment of a redemption fee, there will be an obligation to pay royalties to the IIA from the income of such sale transaction as part of the royalty payment obligation. No assurance can be given that approval for any such transfer, if requested, will be granted.

These restrictions may impair our ability to perform or outsource manufacturing outside of Israel or otherwise transfer or sell Firefly Neuroscience Ltd.’s IIA funded know-how outside of Israel, without the approval of the IIA. Furthermore, the consideration available to Firefly Neuroscience Ltd.’s and/or our shareholders in a transaction involving the transfer outside of Israel of know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that Firefly Neuroscience Ltd. is required to pay to the IIA. If Firefly Neuroscience Ltd. fails to comply with the requirements of the Innovation Law and the IIA’s rules and guidelines, Firefly Neuroscience Ltd. may become subject to financial sanctions, be required to return certain grants previously received along with interest and penalties and may become subject to criminal proceedings. In addition, the Government of Israel may, from time to time, audit sales of products which it claims incorporate technology funded via IIA programs and this may lead to additional royalties being payable on additional products, and may subject such products to the restrictions and obligations specified hereunder.

It may be difficult to enforce a U.S. judgment against our subsidiary, Firefly Neuroscience Ltd., and our officers and directors in Israel or otherwise outside the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.

While we are incorporated in Delaware, our subsidiary, Firefly Neuroscience Ltd. is incorporated in Israel. Some of our executive officers and directors reside outside of the United States, and many of our assets and most of the assets of our executive officers and directors are located outside of the United States. Therefore, a judgment obtained in the United States against us or such executive officers and our directors, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States, and it may be difficult for you to affect service of process on these persons in the United States. In addition, it may be difficult to obtain a judgment in Israel based on the civil liability provisions of U.S. federal securities laws. Israeli courts might not enforce judgments obtained in the United States against us or our non-U.S. directors and executive officers, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors by either a U.S. or foreign court. Moreover, an Israeli court will not enforce a non-Israeli judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases), if its enforcement is likely to prejudice the sovereignty or security of the State of Israel, if it was obtained by fraud or in the absence of due process, if it is at variance with another valid judgment that was given in the same matter between the same parties, or if a suit in the same matter between the same parties was pending before a court or tribunal in Israel at the time the foreign action was brought.

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

Since the success of our business will be dependent on the widespread adaptation of our software platform as a valid method for statistical analysis of EEG scans, neurologists across multiple geographies will be needed to use our software platform and provide positive feedback and results. This will expose us to legal risk of patients or neurologists who may have a negative experience with our software platform filing lawsuits claiming damages or other claims. Although we will seek insurance coverage for such legal actions, there is no assurance that the amount of coverage will be sufficient to cover these claims. In addition, such legal actions from consumers and neurologists may result in material and adverse effects on our ability to continue to conduct business due to negative press.

Security breaches, data breaches, cyber-attacks, other cybersecurity incidents or the failure to comply with privacy, security and data protection laws could materially impact our operations, patient care could suffer, we could be liable for damages, and our business, operations and reputation could be harmed.

We expect to retain confidential customer personal and financial, patient health information and our own proprietary information and data essential to our business operations. We will rely upon the effective operation of our IT systems, and those of our service providers, vendors, and other third parties to safeguard the information and data. Additionally, our success may be dependent on the success of healthcare providers, many of whom are comprised of individual or small operations with limited IT experience and inadequate or untested security protocols, in managing data privacy and data security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend to run our business and the products we develop remain secure and be perceived by the marketplace and our potential customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, we and our service providers, vendors, and other third parties may become subject to physical break-ins, computer viruses or other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking or phishing attacks, malware, ransomware, employee error or malfeasance, cyber-attacks, and other breaches of IT systems or similar disruptive actions, including by organized groups and nation-state actors. For example, we may experience cybersecurity incidents and unauthorized internal employee exfiltration of company information.

Further, the frequency of third-party cyber-attacks has increased over the last several years. The military conflict in Ukraine may cause nation-state actors or hackers sympathetic to either side of the conflict to carry out cyber-attacks to achieve their goals, which may include espionage, information gathering operations, monetary gain, ransomware, disruption, and destruction. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter potential customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have internal monitoring and detection systems as well as cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we may incur investigating and responding to any incidents, which may be material. The costs to eliminate, mitigate or recover from security problems and cyber-attacks and incidents could be material and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material impact on our operations, net revenues and operating results.

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

The ESG regulatory landscape has shifted materially under the current U.S. administration, and we face risks from both the relaxation of certain federal requirements and the continued — and potentially intensifying — pressure from state, international, and market-driven ESG expectations.

At the federal level, the current administration has rolled back or suspended a number of ESG-related regulations. Most notably, the Securities and Exchange Commission has abandoned its defense of its climate risk disclosure rule, which would have required public companies to disclose greenhouse gas emissions and climate-related financial risks, and has revised its guidance on shareholder proposals in ways that make it easier for companies to exclude ESG-related proposals from proxy materials. The Department of Labor has also initiated rulemaking to rescind or replace Biden-era rules permitting pension fund managers to consider ESG factors in investment decisions.

Additionally, the administration has revoked billions of dollars in clean energy and transportation funding, rolled back environmental regulations, and taken executive action aimed at limiting the ability of state and local governments to regulate energy and environmental matters.

While these federal rollbacks may provide near-term compliance relief, they introduce new categories of risk. The fragmentation of ESG regulation — with the federal government moving in one direction while many U.S. states and international jurisdictions move in another — creates a complex and potentially more costly compliance environment than a uniform federal framework would. Blue states, including California, have moved aggressively to expand their own ESG disclosure and enforcement regimes, and we expect increased litigation as state attorneys general challenge both federal rollbacks and corporate ESG practices, including on greenwashing theories. We may face claims that our ESG disclosures or commitments were false or misleading, regardless of whether such disclosures were made in response to federal requirements.

Our global operations remain subject to significant and evolving ESG requirements outside the United States. The European Union's Sustainable Finance Disclosure Regulation, Corporate Sustainability Reporting Directive, and related frameworks impose disclosure and compliance obligations that apply to us regardless of changes in U.S. federal policy. A growing divergence between U.S. and international ESG standards may increase our compliance costs, require us to maintain different reporting frameworks for different markets, and affect our competitiveness with companies subject to more uniform regulatory regimes.

We also face continued and potentially increasing pressure from investors, proxy advisory services, and other market participants. Notwithstanding the change in federal policy direction, institutional investors and investment funds with global mandates continue to apply ESG screens and engagement strategies. If our ESG practices fail to meet evolving investor expectations — including with respect to environmental stewardship, human capital management, supply chain practices, board diversity, and corporate governance — our access to capital, stock price, and relationships with key counterparties may be adversely affected. Conversely, if we maintain or expand ESG commitments that are perceived as contrary to the current federal regulatory environment or the preferences of certain investors, we may face different reputational or commercial pressures.

Meeting our obligations under existing ESG laws and regulations — at the state, federal, and international levels — is already costly, and we expect those costs to remain significant and potentially increase as the regulatory landscape continues to evolve. We cannot provide assurance that we will be in compliance with all applicable requirements at all times, or that our suppliers will be in compliance. If we or our suppliers fail to comply with any applicable ESG requirements, we could be subject to penalties, litigation, reputational harm, and loss of customers or business partners.

Given the pace and unpredictability of changes in ESG-related laws, regulations, investor expectations, and public sentiment, we may be unable to anticipate, adapt to, or accurately communicate our ESG practices in a manner that satisfies all stakeholders. Any failure to do so could adversely affect our business, financial condition, results of operations, and stock price.

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

New FDA Quality Management System Regulation (“QMSR”) requirements could increase our compliance costs and expose us to additional regulatory risk.

The FDA’s Quality Management System Regulation (“QMSR”) becomes effective on February 2, 2026 and amends the medical device current good manufacturing practice requirements in 21 CFR Part 820 by incorporating by reference ISO 13485:2016. While the QMSR is intended to better harmonize FDA quality system requirements with international standards—which may facilitate international expansion over time—transitioning our quality management system, procedures, documentation, training, supplier controls, and internal audit processes to ensure full compliance with the QMSR may require significant management attention, additional personnel and consulting resources, and increased operating expenses.

If we do not implement changes to our quality system in a timely or effective manner, we may be unable to consistently demonstrate compliance during FDA inspections or other regulatory reviews. Noncompliance could result in warning letters, product holds or delays in review of submissions, import/export or distribution restrictions, product seizures, recalls, civil penalties, injunctions, or other enforcement actions, any of which could adversely affect our business, financial condition, results of operations, and cash flows. In addition, regulatory expectations and inspection approaches under the QMSR may evolve as the FDA implements the rule, creating uncertainty and potentially increasing the risk of findings, remediation obligations, and related costs.

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

We currently own registered trademarks for our BNA Platform and Evoke Systems, and we intend to rely on both registered and common law rights for our trademarks in the future. There can be no assurance that our future trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We incorporate AI solutions into our software platform, services, and features, and these applications are important in our operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

Moreover, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2025, includes a statement that substantial doubt exists about our ability to continue as a going concern, which may also limit our ability to access the capital markets or obtain favorable financing terms. The going concern qualification may raise concerns among potential investors, creditors, and business partners, making it more challenging to secure future funding or enter into strategic relationships. Without adequate financing, we may be unable to achieve our planned milestones, capitalize on market opportunities, or execute our growth strategy in a timely and effective manner.

We may not continue to meet the continued listing requirements of Nasdaq, which could result in a delisting of our Common Stock.

Our Common Stock is listed on Nasdaq. While we are currently in compliance, WaveDancer has in the past been, and we may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our Common Stock on Nasdaq. For instance, on August 8, 2024, WaveDancer received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (the “Staff”) indicating that in the former WaveDancer’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024, WaveDancer reported stockholders’ equity of $1,708,520 for the period ended March 31, 2024, which did not comply with Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Additionally, as previously reported, in a decision dated November 14, 2023, a Nasdaq Hearings Panel (the “Panel”) confirmed that we had regained compliance with the Minimum Stockholders’ Equity Requirement for a prior outstanding deficiency under the Minimum Stockholders’ Equity Requirement as related to the WaveDancer’s stockholders’ equity for the period ended March 31, 2023. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 14, 2024, which would require the Staff to issue a Delist Determination Letter in the event that WaveDancer, prior to the consummation of the Merger, or we, following the consummation of the Merger, failed to maintain compliance with the Minimum Stockholders’ Equity Rule. On August 13, 2024, we received a notice from the Nasdaq Stock Market LLC indicating that following the Staff’s review of the Merger, the Staff determined that we now comply with the Minimum Stockholders’ Equity Requirement and that the matter is now closed.

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

Prior to the Merger, there has not been a public market for our Common Stock. The market price of our Common Stock could be subject to significant fluctuation. The previous business of WaveDancer differs from our business in important respects and, accordingly, our results of operations and the market price of our Common Stock following the Merger may be affected by factors different from those currently affecting the results of operations of WaveDancer. Market prices for securities of life sciences and medical technology companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of our actual operating performance. Some of the factors that may cause the market price of our Common Stock to fluctuate include:

●	investors reacting negatively to the effect of our business and prospects from the Merger;
●	the announcement of new products, new developments, services or technological innovations by us or our competitors;
●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;
●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;
●	conditions or trends in the life sciences and medical technology industries;
●	changes in the economic performance or market valuations of other life sciences and medical technology companies;
●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;
●	sale of our Common Stock by stockholders, including executives and directors;
●	volatility and limitations in trading volumes of our Common Stock;
●	volatility in the market prices and trading volumes of the life sciences and medical technology stocks;
●	our ability to finance our business;
●	ability to secure resources and the necessary personnel to pursue our plans;
●	failure to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of Common Stock by stockholders;
●	our cash position;
●	a reverse stock split;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	investigations by regulators into our operations or those of our competitors;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

We are subject to the SEC's "baby shelf" rules, which limit the amount we may raise pursuant to our shelf registration statement, and our ability to access capital markets may be constrained as a result.

As a non-accelerated filer, we are subject to General Instruction I.B.6 of Form S-3, which limits the aggregate market value of securities we may offer and sell pursuant to our registration statement on Form S-3 (File No. 333-282931) during any 12-calendar-month period to one-third of the aggregate market value of our common equity held by non-affiliates (our "public float").

This limitation may significantly restrict our ability to raise capital through public offerings at times and in amounts we deem necessary or desirable, including under our at-the-market offering program with Konik Capital Partners, LLC. We have incurred recurring operating losses as of December 31, 2025, and we have additional capital needs. If the baby shelf limitation prevents us from raising sufficient capital when needed through our shelf registration statement, we may be required to seek alternative financing sources, including private placements, registered direct offerings, or debt financings, which may not be available on terms acceptable to us or at all, or which may result in greater dilution to our stockholders.

We will become eligible to use Form S-3 without the baby shelf limitation only if our public float exceeds $75 million as of a date within 60 days prior to the filing of any prospectus supplement. If our public float does not increase above this threshold, we will remain subject to this limitation for the foreseeable future. The inability to raise sufficient capital in a timely manner could require us to delay, reduce, or eliminate our commercialization efforts and product development activities, and could have a material adverse effect on our business, financial condition, results of operations, and prospects, including our ability to continue as a going concern.

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

The sale or availability for sale of a substantial number of shares of Common Stock could adversely affect the market price of such shares.

Sales of a substantial number of shares of Common Stock in the public market and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. As of March 25, 2026 we have approximately 14,793,075 shares of Common Stock outstanding. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors or officers or the availability of these securities for future sale will have on the market price of our Common Stock.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Prior to the Merger in August 2024, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In preparing our consolidated financial statements for the ended December 31, 2025, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as related to the (i) not having adequate Information Technology General Controls ("ITGC") or related Information Produced by Entity ("IPE") Controls, and (ii) lack of  segregation of duties

To remediate our material weaknesses, we expect to incur substantially more additional costs for addressing our material weaknesses and deficiencies. Our remedial measures will include: (a) developing, maintaining and revising impacted ITGC and IPE controls as necessary, including reviewing the names and functions of each individual involved in the overall control environment to ensure there is proper segregation of duties and (b) development of policies and procedures that require approval of journal entries by the appropriate supervisor of, or an individual that is in an oversight role to, the individuals who prepare them and retain such documentation.  We have commenced the implementation of several aforementioned remedial measures, which we expect to complete in 2026.

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

As a recently listed public company, we may not be able to timely and effectively implement controls and procedures required by Section 404 that are applicable to us as public company.

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

Our management team will have broad discretion over the use of the net proceeds from the sales of our Common Stock to Konik via the ATM, if any, and investors may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion with respect to the use of the net proceeds, if any, from sales of our Common Stock to Konik under the ATM. We may use these net proceeds for general corporate purposes and for other purposes that may not be contemplated at the time this offering is commenced. As a result, investors will be relying on the judgment of our management team regarding the application of the net proceeds, and investors will not have the opportunity, as part of their investment decision, to evaluate whether the net proceeds are being used in a manner that improves our results of operations or financial condition.

Pending the use of the net proceeds, we may invest the net proceeds in short-term, interest-bearing, investment-grade securities, bank deposits, money market funds, or other instruments, and such investments may not yield a favorable return, or any return, and may result in losses. The failure of our management team to allocate these funds effectively, or the failure of these investments to perform as expected, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the market price of our Common Stock.

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

Number of Holders of Our Common Stock

As of March 25, 2026, there were approximately 354 holders of record of our Common Stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our Common Stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Part I. Item 1A. “Risk Factors – We do not anticipate that we will pay any cash dividends in the foreseeable future.”

Recent Sales of Unregistered Securities

During 2025, we did not sell any equity securities that were not subsequently registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the 2025 fiscal year.

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled Part I. Item 1A. “Risk Factors” and “Introductory Notes – Cautionary Note Regarding Forward-Looking Statements”.

Overview

Firefly Neuroscience, Inc. is an artificial intelligence company advancing precision neuroscience, applying AI and large-scale electrophysiological data to give clinicians a more complete, objective picture of how an individual patient's brain is functioning.

Firefly Neuroscience, Inc. is rebuilding the foundation of how electrophysiological data flows into clinical decision-making for brain health. We believe the brain is the most under-measured organ in medicine, and that the tools to change this have, until now, been inaccessible to the clinicians who need them most.

We have built the Firefly Platform: a vertically integrated hardware, software, and data infrastructure that captures standardized electroencephalographic (EEG) and event-related potential (ERP) assessments at the point of care, analyzes that data through our proprietary analytics engine, and delivers structured, clinician-ready reports back to the provider, all within a single seamless workflow. Every scan expands and enriches our database. Every clinic that joins our network increases the depth and diversity of our data. We describe this compounding relationship between clinical deployment, data acquisition, and report quality as the Firefly Flywheel.

Our FDA-510(k) cleared Evoke System, commercially deployed as the Evoke System, is in active use across more than 85 clinical sites in the United States as of December 31, 2025. Clinicians use the system to perform EEG and ERP assessments, which are analyzed by our cloud-based platform and returned as structured reports designed to support clinical decision-making. Our subscription-based commercial model creates a recurring revenue stream that scales in lockstep with clinical utilization, meaning that the more deeply clinicians integrate electrophysiological assessment into their practice, the more revenue we generate and the more our database grows.

Recent Developments

Warrants Exercises

During the week of February 21, 2025, we received total proceeds of $8,825 from the exercise of warrants to purchase 823,530 shares of the Common Stock, at an exercise price of $6.83, and warrants to purchase 800,000 shares of Common Stock, at an exercise price of $4.00, respectively. The warrants were issued pursuant to private placements that closed on August 12, 2024, and December 20, 2024, and no new warrants were issued by the Company as a result of the exercises.

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

Share Issuance to Wellington-Altus

On April 29, 2025, the Company issued 16,666 shares of Common Stock to National Bank Financial Inc. as consideration for financial advisory services provided by Wellington-Altus Private Wealth Inc., at a price of $3.00 per share, for an aggregate amount of $49,998.

Letter Agreements with BPY Limited and Nomis Bay Ltd.

On January 9, 2025, the Board approved the issuance of an aggregate of 122,407 shares of the Common Stock to BPY Limited (“BPY”) and an aggregate of 217,593 shares of Common Stock to Nomis Bay Ltd. (“Nomis Bay”), as an inducement for the exercise of their respective Common Stock purchase warrants dated August 12, 2024 (collectively, the “Investors Share Issuances”). On February 11, 2025, the Investors exercised such warrants (the “Prior Exercise”) in reliance on the Investors Share Issuances. On April 18, 2025, the Board approved the Company’s entry into separate letter agreements with BPY and Nomis Bay (collectively, the “Letter Agreements”) in connection with the Investors Share Issuance and in exchange for, and in reliance upon the Prior Exercise. The Letter Agreements were executed on the same date. Pursuant to the Letter Agreements, the Company agreed to issue common stock comprising the Investors Share Issuance within two (2) business days from the date of the Letter Agreements, with such shares to be registered in the manner designated by each Investor and each Investor granted the Company a broad release of any and all claims relating to the Prior Exercise.

Share Issuance to Midwood Advisors

On April 16, 2025, we issued 3,333 shares of Common Stock to Midwood Advisors LLC as consideration for financial advisory services, at a price of $3.00 per share, for an aggregate amount of $10,000.

Settlement Agreement with Ian McLean and 1128526 Alberta Ltd.

On April 18, 2025, the Board approved the Company’s entry into a Mutual Release & Settlement Agreement (the “Settlement Agreement”) and a related Private Placement Subscription Agreement (the “Subscription Agreement”) with Ian McLean (“McLean”) and 1128526 Alberta Ltd. (“1128526 Alberta”), an entity controlled by McLean (collectively, the “McLean Parties”), to resolve a dispute arising from McLean’s prior employment with the Company and a pending civil claim in the Ontario Superior Court of Justice.

Under the terms of the Settlement Agreement, and in full and final satisfaction of all claims, including claims for severance, wages, stock compensation, and damages, the Company agreed to issue 21,000 shares of common stock to 1128526 Alberta (the “McLean Parties Settlement Shares”). The parties executed broad mutual releases of any and all claims arising from or relating to McLean’s employment, termination, or the related litigation. The releases extend to claims under employment standards legislation, human rights laws, and common law and include an agreement by the McLean Parties to file a discontinuance of the Ontario litigation on a without-cost basis.

The Subscription Agreement provides that the McLean Parties Settlement Shares will be issued on a fully diluted basis and will be subject to applicable transfer restrictions under U.S. and Canadian securities laws, and that such securities are being issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided under Section 4(a)(2) thereof and Rule 506(b) of Regulation D. The McLean Parties Settlement Shares will bear a customary restrictive legend and may not be transferred without registration or an available exemption.

Evoke Acquisition

On April 30, 2025, we acquired all outstanding stock of Evoke, a privately held company which provides customers with a package of hardware and software to measure the electrical activity of the brain. The consideration transferred of approximately $6,000 and consists of $3,000 in cash and 857,142 shares of our Common Stock valued at $3.50 per share.

June 2025 Units Offering

On June 16, 2025, we entered into a securities purchase agreement (the “June 2025 Purchase Agreement”) with the investors, pursuant to which we issued and sold 400,000 of Units, at a purchase price of $3.00 per June 2025 Unit. Each Unit consists of (i) either (A) one share of Common Stock, or (B) a prefunded warrant to purchase one share of Common Stock  at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of Common Stock  instead of the Pre-Funded Warrant would have caused the investors to own in excess of 4.99% of the outstanding Common Stock  on a post-issuance basis; (ii) one Common Stock  purchase warrant to purchase one share of Common Stock  over five (5) years at an exercise price of $3.50 per share (the “$3.50 Warrants”); and (iii) one Common Stock purchase warrant to purchase one share of Common Stock over five (5) years at an exercise price of $4.00 per share (the “$4.00 Warrants”). The Prefunded Warrant, the $3.50 Warrant and the $4.00 Warrant include a beneficial ownership limitation, which provides that the Company shall not affect any exercise, and a holder shall not have the right to exercise any portion of the warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock  immediately after the issuance of the Common Stock  issuable upon exercise. On the same date, the closing under the June 2025 Purchase Agreement occurred, and the Company issued 400,000 Units to investors at a total purchase price of $1,200.

Share Issuance to Charlotte Baumeister

On June 23, 2025, we issued 5,000 shares of Common Stock to Charlotte Baumeister as consideration for consulting services, pursuant to the Share Issuance and Release of Liability Agreement.

Share Issuance to Jason DuBraski

On June 23, 2025, we issued 8,216 shares of Common Stock to Jason DuBraski to as severance payment to pay Jason DuBraski’s unused vacation and reimburse Jason DuBraski for legitimately incurred expenses, pursuant to the Separation Agreement and Release.

Amendment No.1 to the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan

On October 27, 2025, the stockholders of the Company approved Amendment No.1 to the 2024 Plan to (i) increase the maximum number of shares available for grant under the 2024 Plan (the “2024 Plan Share Limit”) by 317,820 shares of Common Stock, and (ii) on the first day of each calendar year during the term of the 2024 Plan, commencing on January 1, 2026 and continuing until (and including) January 1, 2035, to automatically increase the 2024 Plan Share Limit to a number equal the lower of (a) four percent (4%) of the total number of shares of Common Stock issued and outstanding on the last calendar day of the prior fiscal year or (b) a number of shares of Common Stock determined by the Board.

As of December 31, 2025, stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 15,000 shares of common stock. In addition, as of December 31, 2025, a total of 794,879 shares of restricted stock units and 239,084 shares of deferred stock units have been granted under the Plan. See Item 11. “Executive Compensation – Firefly Neuroscience, Inc.- Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan” for a summary of the principal features of the Plan.

Warrants Cancellation and Exchange

On December 16, 2025, we entered into a warrants cancellation and exchange agreement (the “Warrant Exchange Agreement”) between the Company and each of certain investors (collectively, the “Warrant Investors”). The Warrant Exchange Agreement provides for (i) the surrender and cancellation of certain outstanding warrants previously issued to the Warrant Investors on June 16, 2025 (the “June 2025 Warrants”) pursuant to the June 2025 Securities Purchase Agreement, and (ii) the exchange of the June 2025 Warrants for the new warrants (the “New 2025 Warrants”) to purchase the Common Stock, pursuant to Section 3(a)(9) under the Securities Act (the “Warrants Cancellation and Exchange”).

The June 2025 Warrants that were surrendered and exchanged under the Warrant Exchange Agreement consisted of warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $3.50 per share and warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $4.00 per share. In exchange for the June 2025 Warrants, the Company agreed to issue to the Warrant Investors the New 2025 Warrants to purchase 800,000 Common Stock at an exercise price of $0.50 per share. Each of the New 2025 Warrants is exercisable for the same number of Common Stock as the respective June 2025 Warrants. The Warrant Holders agreed to exercise, within ten (10) business days after the Exercise Date (as defined in the New 2025 Warrants), such number of New 2025 Warrants to the maximum extent then permitted by the Beneficial Ownership Limitation (as defined in the New 2025 Warrants) set forth in Section 2(e) of the New 2025 Warrants, and to exercise any remaining New 2025 Warrants from time to time thereafter as and when permitted by the Beneficial Ownership Limitation (as such limitation may be increased or decreased in accordance with the terms of the New 2025 Warrants), until the New 2025 Warrants have been exercised in full.

At The Market Offering

On February 3, 2026, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC (“Konik”), pursuant to which we may, from time to time, offer and sell shares of its Common Stock, par value $0.0001 per share, having an aggregate sales price of up to $7,434,266 (the “ATM Shares”) through Konik as principal or agent. Sales of the ATM Shares through Konik, if any, will be made by any method permitted by law deemed to be an “at the market offering” (the “ATM”), as defined in Rule 415(a)(4) under the Securities Act. Konik will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell the ATM Shares from time to time, based on instructions from the Company.

The offer and sale of shares of Common Stock will be made pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the SEC on December 3, 2025 (File No. 333‑282931) (the “Shelf Registration Statement”), and a related prospectus, as supplemented by prospectus supplements pursuant to Rule 424(b) under the Securities Act. The Shelf Registration Statement was declared effective by the SEC on December 5, 2025.

We have no obligation to sell, and Konik is not obligated to buy or sell, any of the ATM Shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement as provided for in the ATM Agreement. The offering of the ATM Shares will terminate upon the earlier of (i) the sale, pursuant to the ATM Agreement, of ATM Shares having an aggregate offering price of $7,434,266, and (ii) the termination by the Company or Konik of the ATM Agreement pursuant to its terms.

We will pay Konik a commission equal to 2.0% of the aggregate gross proceeds from the sales of ATM Shares sold through Konik under the ATM Agreement and will also reimburse Konik for the fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount not to exceed $50,000 in the aggregate, and up to an additional $5,000 per due diligence update session (and in no event more than $20,000 per fiscal year) for diligence and maintenance of the ATM Agreement. The ATM Agreement contains certain covenants, representations and warranties customary for an agreement of this type. We agreed to provide indemnification and contribution to the Sales Agent against certain liabilities, including liabilities under the Securities Act.

March 2026 Units Offering

On March 8, 2026, we entered into a securities purchase agreement (the “March 2026 Purchase Agreement”) with certain accredited investors (each a “March 2026 Investor” and, collectively the “March 2026 Investors”), pursuant to which the Company agreed to issue and sell up to 13,500,000 of units (each a “March 2026 Unit” and, collectively the “March 2026 Units”), at a purchase price of $1.50 per March 2026 Unit. Pursuant to the March 2026 Purchase Agreement, (i) the March 2026 Investors agreed to purchase March 2026 Units for an aggregate purchase price of $2,250,000 (the “Initial Investment”) at an initial closing (the “Initial Closing”), and (ii) the March 2026 Investors have the right, but not the obligation, to purchase in the aggregate, up to $18,000,000 of March 2026 Units (the “Additional Investment”) in one or more subsequent closings (each, an “Additional Closing” and, together with the Initial Closing, each a “Closing”) in respect of one or more Additional Investments, within thirty (30) days following the Initial Closing Date (as defined in the March 2026 Purchase Agreement).

Each March 2026 Unit consists of (i) either (A) one share (each a “"March 2026 Share”" and, collectively, the “"March 2026 Shares”") of Common Stock, or (B) a prefunded warrant to purchase one share of Common Stock (each a "March 2026 Pre-Funded Warrant" and, collectively, the "March 2026 Pre-Funded Warrants”) at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of Common Stock instead of the March 2026 Pre-Funded Warrants would have caused the March 2026 Investors to own in excess of 4.99% or 9.99%, as applicable to each such March 2026 Investor, of the outstanding Common Stock on a post-issuance basis; (ii) one common stock purchase warrant (each a “150% Warrant” and, collectively, the “"150% Warrants”“) to purchase one share of Common Stock over five (5) years at an exercise price of $1.88 per share; (iii) one common stock purchase warrant (the “200% Warrant”, together with the March 2026 Pre-Funded Warrants and 150% Warrants, the “March 2026 Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $2.50 per share; and (iv) the issuance of the Common Stock upon the exercise of the March 2026 Warrants (collectively, the “March 2026 Warrant Shares”). The March 2026 Warrants include a beneficial ownership limitation, which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise any portion of the March 2026 Warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% or 9.99%, as applicable to each such March 2026 Investor, of the outstanding shares of Common Stock immediately after the issuance of the Common Stock issuable upon exercise. On March 12, 2026, the Initial Closing under the March 2026 Purchase Agreement occurred, and the Company issued 1,500,000 March 2026 Units to the March 2026 Investors at a total purchase price of $2,250,000. On March 8, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors") for a private placement of units ("Units") at a purchase price of $1.50 per Unit. On March 12, 2026 (the "Initial Closing"), the Company issued 1,500,000 Units for aggregate gross proceeds of $2,250,000.

The offering was conducted as a private placement under Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506(b) of Regulation D, and was structured to comply with Nasdaq Listing Rule 5635(d) without requiring stockholder approval. The Company has agreed to file a registration statement on Form S-1 covering the resale of the shares and warrant shares on or before April 15, 2026.

In connection with the Purchase Agreement, each Investor entered into a Lock-Up Agreement restricting transfers of all securities issued under the Purchase Agreement for six months following the Initial Closing (through September 12, 2026), followed by a six-month graduated release of one-sixth of restricted securities per month through March 12, 2027.

Financial Operations Overview

Revenue

Revenue consists of subscriptions with associated equipment, per-use fees, equipment sales, equipment rentals, and the undertaking of projects and/or clinical studies and other related services. In the future, we plan to generate revenue through two segments: through the use of our products by healthcare professionals in the United States and through collaborations with pharmaceutical companies in support of neuroscience drug development.

Operating Expense

Costs of goods sold

Cost of goods sold consists of product manufacturing expenses related to the Evoke and Versus products acquired in the Evoke transaction, customer support costs and depreciation of Firefly provided customer equipment.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development, such as the development/enhancements of the Evoke Platform and BNA technology. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

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

Selling and Marketing Expenses

Selling and marketing expenses consist of employee-related expenses, including salaries, benefits, travel, clinical fees and other marketing functions such as conferences, as well as fees paid for consulting services.

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

Other (Income) Expense

Other (income) expense, consists, primarily of interest bank fees and loan fees, foreign exchange gain or loss, changes in derivative fair value, impairments and penalties.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, current market and economic conditions, and other assumptions that management believes are reasonable under the circumstances. Actual results may differ materially from those estimates.

The following critical accounting estimates supplement, and should be read in conjunction with, the description of our significant accounting policies contained in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The discussion below focuses on the key judgments, assumptions, and sensitivities that management considers most significant.

1. Business Combination — Purchase Price Allocation (Evoke Neuroscience Acquisition)

Nature of the Estimate. On April 30, 2025, we completed the acquisition of Evoke Neuroscience, Inc. for total consideration of $6,221, consisting of $3,000 in cash and 857,142 shares of our common stock. We accounted for the transaction as a business combination under ASC 805, Business Combinations, which required us to measure at fair value the identifiable assets acquired and liabilities assumed as of the acquisition date. Significant acquired intangible assets included developed technology ($700), a trade name ($150), and non-compete arrangements ($110), with the remainder allocated to goodwill ($5,175) and net tangible assets. The final purchase price allocation was completed on August 12, 2025.

Key Assumptions and Estimation Uncertainty. The allocation required significant estimates relating to expected future cash flows, including: (i) projected revenues under Evoke’s planned transition to a subscription/lease model — a model that was novel for Evoke and for which limited historical data was available at the acquisition date; (ii) gross margin assumptions and capital expenditures required to support the rental model; (iii) selling and administrative cost allocations; (iv) working capital requirements; and (v) discount rates and economic useful lives assigned to each intangible asset class. The allocation of purchase price among asset classes directly affects future amortization expense and the magnitude of goodwill recorded.

Sensitivity. Management prepared a sensitized purchase price allocation as of March 11, 2026, revising several inputs including the amount and timing of revenues, gross margin assumptions, selling expense rates, the removal of non-recurring public company costs from the operating model, and the addition of capital expenditures to support the model. While these revisions resulted in a reallocation of $220 from finite-lived intangibles to goodwill (goodwill of $5,390 under the sensitized model), management assessed this reallocation to be immaterial to the financial statements. The long-term revenue outlook and terminal-year gross profit are broadly comparable between the two models. Accordingly, no adjustments were made to the amounts previously recognized in the financial statements.

2. Goodwill Impairment Assessment

Nature of the Estimate. In connection with our April 2025 acquisition of Evoke, we recorded goodwill of $5,175. We operate as a single reporting unit — the consolidated entity — as the Evoke assets were fully integrated into Firefly’s existing platform rather than operated as a standalone business, and our Chief Operating Decision Maker (CEO) reviews performance and allocates resources on a consolidated basis. Goodwill is tested for impairment annually as of December 31, or more frequently if events or circumstances indicate the carrying value may not be recoverable.

Qualitative Assessment. For the year ended December 31, 2025, we performed a qualitative assessment under ASC 350-20-35-3C and evaluated all relevant events and circumstances. No macroeconomic, industry, cost, or entity-specific indicators of impairment were identified. With respect to share price: while our share price declined from $3.20 at the acquisition date (April 30, 2025) to $0.88 at December 31, 2025, our market capitalization of approximately $12.3 million (based on 13,964,367 shares outstanding) significantly exceeded our net assets of approximately $7.6 million throughout the period. As further corroboration, our share price recovered to $1.73 by March 11, 2026, implying a market capitalization of approximately $26.8 million following the March 2026 private placement — well in excess of carrying value.

Conclusion and Sensitivity. Based on the totality of events and circumstances, we concluded that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount as of December 31, 2025, and accordingly the quantitative impairment test was not required. No goodwill impairment was recognized. Key factors supporting this conclusion include: (i) market capitalization exceeding net assets throughout the period and as of the issuance date; (ii) the absence of adverse changes to the Evoke technology’s commercial prospects; (iii) multiple new customer subscription agreements executed in Q4 2025; and (iv) the March 2026 private placement at $1.50 per unit providing corroborating evidence of fair value. If conditions deteriorate materially — including a sustained decline in market capitalization below book value or failure to achieve projected revenue ramps under the subscription model — a quantitative impairment test would be required and could result in an impairment charge.

3. Impairment of Long-Lived Assets

Nature of the Estimate. Prior to the Evoke acquisition, Firefly’s long-lived assets consisted of medical equipment (Zeto headsets, net carrying value of $136 as of December 31, 2024) and developed software intangible assets (BNA software, net carrying value of $180 as of December 31, 2024). Under ASC 360, long-lived assets are tested for recoverability when events or changes in circumstances indicate the carrying amount may not be recoverable.

Impairment Recognized. During the year ended December 31, 2025, management identified a triggering event for these pre-acquisition assets following the strategic decision to discontinue the BNA software platform and Zeto headsets as a result of the Evoke acquisition and the shift in strategic direction to focus exclusively on Evoke’s FDA-cleared EEG system.

Management assessed that the undiscounted future cash flows from these assets were nil, as management no longer intends to use these assets and was unable to return or sell the headsets to the manufacturer. The fair value of these assets was similarly assessed as nil. Accordingly, impairment losses were recognized in full, writing down the net carrying values of the Zeto headsets $99 and BNA software $152 to nil. Total impairment recognized on pre-acquisition Firefly assets was $251.

The identifiable intangible assets acquired from Evoke (developed technology, trade name, and non-compete arrangements) were separately evaluated for indicators of impairment. While management noted revised revenue timing and integration execution considerations, these factors reflect timing differences in the subscription model transition rather than a deterioration in total expected cash flows. The Evoke technology continues to be deployed as planned, with multiple new customer agreements executed under the subscription model in Q4 2025. No impairment was recognized on Evoke’s long-lived assets.

4. Stock-Based Compensation

Nature of the Estimate. We measure stock-based compensation expense for all equity awards based on the grant-date fair value of the award, recognized over the requisite service period. For stock options, fair value is estimated using the Black-Scholes option pricing model.

Key Assumptions and Estimation Uncertainty. The Black-Scholes model requires subjective inputs including: (i) expected volatility, estimated using our historical stock price data supplemented with peer company information given our limited trading history as a Nasdaq-listed company; (ii) expected term, based on the simplified method; (iii) the risk-free interest rate based on U.S. Treasury yields for the expected term; and (iv) expected dividend yield, assumed to be zero as we have not paid and do not expect to pay dividends. Changes in these assumptions can materially affect the fair value assigned to option grants and the amount of compensation expense recognized. Management also applies an estimated forfeiture rate, with cumulative adjustments recorded in the period of change when actual forfeitures differ from estimates.

5. Israel Innovation Authority (IIA) Royalty Obligation

Nature of the Estimate. We have received grants from the IIA in connection with research and development activities. Under the applicable program terms, we are obligated to pay royalties on revenues derived from IIA-funded technologies until cumulative royalties equal total grants received plus interest. We assess this obligation under ASC 450, Contingencies.

Key Assumptions and Estimation Uncertainty. Key judgments include: (i) determination of which products and revenue streams constitute IIA-funded products subject to royalty obligations, particularly in light of the BNA platform’s abandonment and the ongoing commercialization of the Evoke EEG System; (ii) the applicable interest accrual rate; and (iii) the probability and timing of any formal negotiation or settlement with the IIA. The IIA’s rules and enforcement practices are subject to regulatory interpretation, and the ultimate amount payable could differ materially from our current estimate.

Sensitivity. If the IIA were to assert that revenue streams from the Evoke EEG System are subject to royalty obligations, or if the applicable royalty rate or interest accrual differs from our estimates, the recorded liability could increase materially. Conversely, if we successfully negotiate a reduced settlement or obtain a determination that the BNA platform’s abandonment extinguishes or reduces the royalty obligation, the liability could be reduced, resulting in a gain. There can be no assurance as to the outcome of any such determination or negotiation.

6. Going Concern Assessment

Nature of the Estimate. Under ASC 205-40, management evaluates at each reporting period whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation requires significant judgment and involves assumptions about future events that are inherently uncertain.

As of December 31, 2025, we had an accumulated deficit of $111,615 and negative cash flows from operating activities of $8,194 for the year ended December 31, 2025. Based on our current operating plan, we have concluded that substantial doubt exists about our ability to continue as a going concern within twelve months of the issuance of these financial statements.

Key Assumptions. Management’s assessment incorporates projections of: (i) revenue generation from commercial subscriptions of the Evoke EEG System; (ii) the timing and amount of operating expenditures; (iii) the success and timing of future equity or debt capital raises; and (iv) management’s ability to reduce expenditures if anticipated financing is delayed. These assumptions are subject to significant uncertainty and actual results could differ materially.

Mitigation Plans. Management is actively pursuing financing to alleviate these conditions. Subsequent to December 31, 2025, we raised $150 through warrant exercises and $2,250 through a private placement (1,500,000 units at $1.50 per unit, each comprising one common share and two warrants), with investors having the right, but not the obligation, to purchase up to an additional $18,000 of units within 30 days of the initial closing. We have also filed a Prospectus Supplement for an at-the-market offering of up to $7,434,266. However, there can be no assurance that sufficient capital will be raised on acceptable terms, or at all.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024.

	Year ended
	December 31,
	$US, in thousands

	2025	2024	Change ($)

REVENUE	$1,142	$108	$1,034
COST OF GOODS SOLD	497	-	$497
GROSS PROFIT	$645	$108	$537

OPERATING EXPENSES:
Research and development expenses	1,482	1,954	(472)
Selling and marketing expenses	800	1,201	(401)
General and administration expenses	6,968	6,133	835
Impairment of assets	251	874	(623)
TOTAL OPERATING EXPENSES	9,501	10,162	(661)

OPERATING (LOSS)	(8,856)	(10,054)	1,198

OTHER INCOME (EXPENSE)
Interest and bank fees	(159)	(69)	(90)
Interest income	89	-	89
Foreign exchange gain (loss)	(5)	11	(16)
Change in derivative fair value	(9,369)	(156)	(9,213)
Loss on settlement	(1,353)	-	(1,353)
Other (income) expenses	(224)	(190)	(34)
TOTAL OTHER (EXPENSE)	(11,021)	(404)	(10,617)

(LOSS) BEFORE INCOME TAX	$(19,877)	$(10,458)	$(9,419)

Revenue

Revenue for the year ended December 31, 2025, was $1,142, as compared to $108 in the year ended December 31, 2024, representing an increase of $1,034, or 957%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Operating Expenses

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2025, was $497, up from $nil in the same period of 2024. The increase is attributable to manufacturing and inventory costs representing 43% of the increase and a further 33% attributable to labor costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025, were $1,482, as compared to $1,954 for the year ended December 31, 2024, representing a decrease of $472, or 24%. The decrease is primarily due to equity vesting in conjunction with the merger in August 2024.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2025, were $800, as compared to $1,201 for the year ended December 31, 2024, representing a decrease of $401, or 33%. The decrease was primarily due to a reduction in consultant use driven by a rebranding in 2024.

General and Administration Expenses

General and administration expenses for the year ended December 31, 2025, were $6,968, as compared to $6,133 for the year ended December 31, 2024, representing an increase of $835, or 13%. The increase primarily reflects additional costs related to directors and officers (D&O) insurance following the August 2024 Merger, which accounted for approximately 39% of the increase. Another 51% of the increase was attributable to accrued fees associated with the cancellation of the Equity Line of Credit.

Impairment of Assets

Impairment expenses for the year ended December 31, 2025, were $251, as compared to $874 for the year ended December 31, 2024 due to one of the capitalized upgrades no longer being expected to be utilized as a result in a change in management and subsequent direction. Consequently, the upgrade and associated assets were deemed fully impaired, resulting in the Company recording an impairment charge of $251.

Other (income) expense

Other (income) expense for the year ended December 31, 2025, was $11,021, as compared to $404 for the year ended December 31, 2024, representing an increase of $10,617, mainly due to the change in derivative fair value and loss on settlement of promissory note.

Liquidity and Capital Resources

Going Concern

As of December 31, 2025, we had an accumulated deficit of $111,615 and negative cash flows from operating activities for the year ended December 31, 2025 of $8,194. Further, we have recurring losses with minimal revenue from operations and we expect to continue to generate losses and using cash for operations. While we are attempting to raise funds for commercialization, our monthly cash requirements during the year ended December 31, 2025 have been met through the sale of Common Stock and convertible notes. These conditions raise substantial doubt about our ability to continue as a going concern. Therefore, we may be unable to realize our assets and discharge our liabilities in normal course of business.

Management has a reasonable expectation that we can continue raising additional capital. Subsequent to December 31, 2025, we raised $150 of proceeds through the exercise of stock warrants and $2,250 as part of a private placement and Investors having the right, but not the obligation, to purchase up to an additional $18,000 of Units in one or more subsequent closings within 30 days of the Initial Closing Date.

For the next 12 months, we expect to continue to incur negative cash flows from operations as we integrate our products and continue to invest in the expansion of our sales organization. On April 30, 2025, we acquired all outstanding stock of Evoke for $6,221, consisting of $3,000 in cash and 857,142 shares of our Common Stock.

Beyond the next 12 months, our ability to achieve profitability will depend on the successful commercialization of our combined products portfolio. We expect to incur significant costs associated with continued product development, commercialization, and distribution activities. As a result, we will require substantial additional capital to fund ongoing operations and to implement our business strategy prior to achieving positive cash flows from operating activities.

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

Management’s plan to address the conditions giving rise to substantial doubt includes: (i) the pursuit of additional capital through equity or debt financings; (ii) disciplined operating expense management and integration synergies from the Evoke acquisition; and (iii) targeted commercial expansion to drive recurring revenue. These plans involve assumptions about capital markets and customer demand that may not materialize as anticipated.

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

Cash flows

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2025 and December 31, 2024:

	For the year ended December 31,
	2025	2024	Change
	(in thousands)

Net cash (used in) provided by
Operating activities	$(8,194)	$(6,155)	$(2,039)
Investing activities	$(2,488)	$(477)	$(2,011)
Financing activities	$11,619	$6,299	$5,320

Operating Activities

For the year December 31, 2025, cash used in operating activities was $8,194, as compared to $6,155 for the year December 31, 2024, representing an increase of $2,039 or 33%. This increase in net cash used in operating activities is primarily due to an increase in day-to-day operating costs, a reduction in liabilities, and research and development costs associated with the integrations of the BNA and Evoke Platforms within the business.

Investing Activities

For the year December 31, 2025, net cash used in investing activities was $2,488 as compared to cash used in investing activities of $477 for the year December 31, 2024, representing an increase of $2,011 or 422%. The increase in net cash used in investing activities is attributable to the acquisition of Evoke Neuroscience.

Financing Activities

For the year December 31, 2025, net cash provided from financing activities was $11,619 as compared to $6,299 for the year December 31, 2024, representing an increase of $5,320 or 84%. The increase was primarily due to warrant exercises and unit offerings in both March and June.

Known Trends, Events, and Uncertainties

We are increasingly reliant on machine learning models for EEG/ERP interpretation. Model performance depends on training data diversity and ongoing monitoring to ensure generalizability. Evolving regulatory guidance (including the FDA’s approach to AI/ML-enabled medical devices) and payer expectations could impact timelines and costs. Additionally, our handling of PHI and clinical data requires robust cybersecurity, vendor oversight, and compliance with HIPAA and CFR Part 11. A significant data breach, integrity failure, or model drift could adversely affect adoption, revenues, and our reputation.

As with other companies that are in our industry, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as endemics and epidemics are difficult to predict, changes in Economic and trade policies could have a material and significant impact and the consequences of the ongoing war between Israel and Hamas, including related sanctions and countermeasures and the effects of such war on our employees in Israel, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this Form 10-K, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

During the two fiscal years ended December 31, 2023, and December 31, 2022, and the subsequent interim period through October 29, 2024, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Regulation S-K”) and the related instructions to Item 304 of Regulation S-K) with Turner Stone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Turner Stone, would have caused Turner Stone to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that Turner Stone and our management identified material weaknesses in our internal control over financial reporting related to (i) lack of any documented flow charts or formal written procedures related to internal controls, (ii) lack of invoices and other documentation to support payments made to vendors and reimbursed expenses to contractors, and (iii) lack of sufficient documentation to show that journal entries are consistently reviewed and approved by someone other than the preparer.

We provided Turner Stone with a copy of the above disclosures and requested that Turner Stone furnish us with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Turner Stone’s letter dated December 31, 2024, is attached as Exhibit 16.1 to this filing of which it forms a part.

On October 31, 2024, the Audit Committee engaged CBIZ Canada, LLP (formerly known as Marcum Canada, LLP) (“CBIZ”) as our independent registered public accounting firm for the fiscal year ending December 31, 2024, effective immediately. During the fiscal years ended December 31, 2023, and December 31, 2022, and the subsequent interim period through October 31, 2024, neither we nor anyone on our behalf has consulted with CBIZ regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that CBIZ concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2025, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were not effective for the reasons stated below.

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

As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2025 our internal control over financial reporting was not effective for the reasons stated in the following paragraphs.

During our evaluations of internal controls, we concluded that material weaknesses exist in our internal controls over financial reporting as outlined below. These material weaknesses did not result in any identified misstatements and there were no changes to previously reported financial results.

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

Remediation Plan for Material Weaknesses

Management began executing its remediation plan in Q4 2025 and will continue these efforts throughout 2026. We expect to complete the design and implementation of the related controls during 2026 and, after the controls have operated for a sufficient period and have been tested, determine whether the material weaknesses have been remediated. The timing of completion is subject to the results of ongoing evaluation and testing.

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

ITEM 9B.  OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2025.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Greg Lipschitz	37	Chief Executive Officer & Director
Paul Krzywicki	41	Chief Financial Officer
David DeCaprio	53	President and Chief Operating Officer & Director
Gil Issachar	44	Chief Technology Officer
Arun Menawat	71	Chairman of the Board
Brian Posner	64	Director
Stella Vnook	51	Director

Greg Lipschitz. Mr. Lipschitz has served as Firefly’s director since August 2024. From December 2024 to March 2025, Mr. Lipschitz served as the Executive Chairman of the Company. On January 6, 2025, Mr. Lipschitz was appointed as the Interim Chief Executive Officer of the Company. On March 26, 2025, Mr. Lipschitz was appointed as the Chief Executive Officer of the Company. Mr. Lipschitz has over 15 years of combined experience in private equity, merchant banking, capital markets and advising high growth businesses. From June 2018 to April 2024, Mr. Lipschitz served as the Managing Director of 2686225 Ontario Inc. From June 2018 to February 2024, Mr. Lipschitz served as the Vice President of Lazer Capital. Mr. Lipschitz is currently the Managing Director of Old Stone Advisors, a consulting and financial advisory firm. Mr. Lipschitz has advised high growth companies on over $1 billion of transactions. Mr. Lipschitz is a Chartered Financial Analyst and received his bachelor’s degree in Business from the Richard Ivey Business School at the University of Western Ontario. Firefly believes that Mr. Lipschitz is qualified to serve on its board of directors due to his experience in capital markets which will make him an asset to the Company.

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

David DeCaprio. Mr. DeCaprio has served as Firefly’s Director since August 2024. On April 18, 2025, Mr. DeCaprio was appointed as the President and Chief Operating Officer of the Company. Mr. DeCaprio has served in various capacities within the genome research, pharmaceutical development, health insurance, computer vision, sports analytics, speech recognition, transportation logistics, operations research, real-time collaboration, robotics and financial industries since 1993. Mr. DeCaprio has significant experience transitioning advanced technology from academic research labs into successful businesses. From April 2024 to March 2025, Mr. DeCaprio served as Chief Technology Officer of mbue.ai, a venture-backed AI startup in the architecture, engineering, and construction space. From February 2017 to December 2023, Mr. DeCaprio served as Founder & Chief Technology Officer of ClosedLoop.ai, an award-winning startup focused on building a healthcare specific data science and machine learning platform. Prior to founding ClosedLoop.ai, Mr. DeCaprio was involved in various successful startups. Among other positions, Mr. DeCaprio has served as Chief Technology Officer of Fina Technologies from June 2008 to January 2015 and as Vice President of Engineering of GNS Healthcare from September 2005 to January 2017. Since May 2015, Mr. DeCaprio has served and presently serves as Chief Executive Officer of Cizr, a technology company focused on improving sports coaching efficiency. Mr. DeCaprio also has significant consulting experience, serving as a consultant for various organizations from 2006 to January 2015, for Baylor College of Medicine from January 2015 to June 2015 and for the Icahn School of Medicine at Mount Sinai from September 2016 to April 2017. Mr. DeCaprio received a Bachelor of Science Degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology. Firefly believes that Mr. DeCaprio is qualified to serve on its board of directors due to his extensive experience in artificial intelligence and software engineering which will make him an asset to the Company.

Gil Issachar. Mr. Issachar has served as Firefly’s Chief Technology Officer since November 2022. Mr. Issachar is a biomedical engineer and a neuroscientist with an extensive experience working as a director of data-science, team leader, data scientist, and software engineer in the medical device industry (under FDA PMA regulations). Mr. Issachar has managed multiple research and development projects in collaboration with pharmaceutical companies, neuroscientists and other start-up companies. Prior to serving as Firefly’s Chief Technology Officer, Mr. Issachar served as Firefly’s Vice-President of Research and Data Science from December 2019 to August 2021, Director of Research and Data-Science from December 2019 to August 2021, Data-Science Team Leader from April 2018 to December 2019, and a data scientist from March 2017 to March 2018. From July 2013 to March 2017, Mr. Issachar served as R&D Software Engineer for Dune Medical Devices. Mr. Issachar received his Master’s Degree in Biomedical/Medical Engineering and Bachelor’s Degree from Tel Aviv University.

Arun Menawat. Dr. Menawat has served as Firefly’s Chairman of the Board since March 2025 and Firefly’s director since August 2024. Dr. Menawat has an accomplished history of executive leadership success in the healthcare industry. Since August 2014, Dr Menawat has been a Director of Profound Medical Corp and since August 2016, its Chairman of the Board and Chief Executive Officer. Prior to joining Profound, from March 2003 to June 2016, Dr. Menawat served as the Chairman, President and CEO of Novadaq Technologies Inc., a TSX and Nasdaq listed company that marketed medical imaging and therapeutic devices for use in the operating room. Prior to that, Dr. Menawat was President, Chief Operating Officer and Director of Cedara Software Ltd, a publicly listed medical imaging software company. Dr. Menawat’s educational background includes a Bachelor of Science in Biology from the University of District of Columbia, Washington, D.C., and M.S. and Ph.D. in Chemical Engineering from the University of Maryland, College Park, MD, including graduate research in Biomedical Engineering from the National Institute of Health, Bethesda, MD. Dr. Menawat also earned an Executive M.B.A. from the J.L. Kellogg School of Management, Northwestern University, Evanston, IL. Firefly believes that Dr Menawat is qualified to serve as Chairman of its board of directors due to his extensive executive experience in medical technology and software which makes him an asset to the Company.

Brian Posner. Mr. Posner has served as Firefly’s director since August 2024. Mr. Posner has served as Chief Financial Officer at several life science and emerging technology companies. From April 2019 to October 2024, Mr. Posner served as the Chief Financial Officer of electroCore, Inc. (Nasdaq: ECOR) (“electroCore”), a commercial stage bioelectronic medicine and wellness company. Mr. Posner currently serves as a consultant to electroCore. Prior to electroCore, Mr. Posner served as Chief Financial Officer of Cellectar Biosciences, Alliqua BioMedical, Ocean Power Technologies, Power Medical Interventions and Pharmacopeia. Mr. Posner has served as an independent director and chairman of the Audit Committee of the Board of Stran & Company, Inc. (Nasdaq: SWAG) since July 2025. Mr. Posner has served on the board of Oral Biolife, since August 2025. Mr. Posner holds an undergraduate degree in accounting from Queens College and an M.B.A. in managerial accounting from Pace University. Firefly believes Mr. Posner’s extensive experience in public markets will make him an asset to the Company.

Stella Vnook, Ph.D. Dr. Vnook has served as Firefly’s director since August 2024. Dr. Vnook is Chief Executive Officer, founder, board member, C-Suite advisor with 25 years’ experience driving transformational change for global clinical development portfolios from early-stage R&D to commercialization. She has an extensive background in building and managing successful start-up ventures, commercial scale-up, strategy and execution to support brand launch, research and development, acceleration, IP strategy, Corporate Board selection and formation, business development and investment strategy, venture capital initiatives, as well as managed markets and healthcare economics. Dr. Vnook’s experience includes serving as Chief Executive Officer of Likarda since April 2023; director, founder and president of Oral Biolife since April 2022; founder, president and executive advisor at Agile Consulting Group since March 2015; and Expert-In-Residence and Entrepreneur-in-Residence at Pennsylvania State University, NC Innovations, ECU since April 2024. Firefly believes that Dr. Vnook’s extensive experience in executive leadership roles in the pharmaceutical/biotech and device industry will make her an asset to the Company.

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

•

The Class II directors consist of Brian Posner and Stella Vnook, to serve until the annual meeting of stockholders to be held in 2028, or until each one’s respective successor has been duly elected and qualified.

•	The Class III director consists of Arun Menawat, to serve until the annual meeting of stockholders to be held in 2026, or until his respective successor has been duly elected and qualified.

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

Board Leadership Structure

Director Independence

We are required to comply with Nasdaq’s rules in determining whether a director is independent. The Board undertook a review of the independence of the individuals named above and determined that each of the directors except David DeCaprio and Greg Lipschitz qualify as “independent” as defined under the applicable Nasdaq rules.

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

With respect to its analysis of Mr. DeCaprio’s independence, the Board considered that certain employment agreement, dated as of April 18, 2025, by and between us and Mr. DeCaprio (the “DeCaprio Employment Agreement”). Pursuant to the DeCaprio Employment Agreement, Mr. DeCaprio is entitled to an award of restricted stock units under the 2024 Plan that represents, in the aggregate, two percent (2.0%) of the issued and outstanding Common Stock determined on a fully diluted basis, as of the date of March 27, 2025. On the same date, pursuant to the DeCaprio Employment Agreement, Mr. DeCaprio was granted an award of up to 263,952 restricted stock units (the “RSUs”) under the 2024 Plan, subject to the Company’s standard form of restricted stock unit agreement for the 2024 Plan, which 131,976 of the RSUs shall vest quarterly in twelve (12) equal quarterly installments beginning on June 27, 2025, subject to satisfaction of DeCaprio’s continuous service; and the remaining 131,976 of the RSUs shall vest at a rate of zero point thirty four percent (0.34%) in the first year and zero point thirty three percent (0.33%) per year over remaining two years, from March 27, 2025, contingent upon the achievement of annual performance targets related to the Company.

Committees of the Board of Directors

Our board of directors established the Company’s Audit Committee (“Audit Committee”), Compensation Committee (“Compensation Committee”), Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”). The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

For further related discussion, see Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee and Audit Committee Members

The Audit Committee consists of Brian Posner, Arun Menawat and Stella Vnook. The Board has determined that each member of the Audit Committee qualifies as “independent” under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the Audit Committee is Brian Posner. The Board has determined that Brian Posner is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment.

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

Insider Trading Policy

Effective March 27, 2025, we adopted an insider trading policy that applies to all our executive officers, directors and employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2025.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2025.

Name and				Stock		Option		All other
Principal		Salary	Bonus	Awards		Awards		compensation	Total
Position	Year	($)	($)	($)		($)(1)		($)	($)
Greg Lipschitz	2024	$-	$-	$-		$-		$-	$-
Chief Executive Officer	2025	$302,012	$150,000	$611,706	(6)	$-		$-	$1,063,718
David DeCaprio	2024	$-	$-	$-		$-		$-	$-
President and Chief Operating Officer	2025	$179,716	$137,500	$407,806	(7)	$-		$23,313	$748,335
Gil Issachar	2024	$179,459	$13,687	$204,757	(8)	$358,231	(11)	$47,849	$803,983
Chief Technology Officer	2025	$201,756	$-	$-		$-		$57,230	$258,986
Paul Krzywicki	2024	$98,629	$-	$-		$56,333	(12)	$-	$154,962
Chief Financial Officer	2025	$130,123	$27,179	$31,200	(9)	$34,202	(13)	$2,500	$225,204
Jon Olsen (2)	2024	$179,980	$-	$204,757	(10)	$358,231	(14)	$-	$742,968
Former Chief Executive Officer	2025	$44,908	$-	$-		$-		$-	$44,908
Stephen Purcell (3)	2024	$16,497	$-	$-		$-		$-	$16,497
Former Chief Financial Officer	2025	$-	$-	$-		$-		$-	$-
Samer Kaba (4)	2024	$97,000	$-	$-		$42,515	(15)	$-	$139,515
Former Chief Medical Officer	2025	$-	$-	$-		$-		$-	$-
Dave Johnson (5)	2024	$72,500	$-	$-		$-		$-	$72,500
Former Executive Chairman	2025	$-	$-	$-		$-		$-	$-

(1)

Amounts reflect the full grant-date fair value of option awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part I. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies – Stock-Based Compensation”.

(2)	On January 6, 2025 Jon Olsen was removed from his position as the Company’s Chief Executive Officer without cause and appointed Greg Lipschitz as the Company’s Interim Chief Executive Officer.
(3)	On March 7, 2024, Stephen Purcell resigned as our Chief Financial Officer upon the appointment of our current Chief Financial Officer, Paul Krzywicki
(4)	On December 20, 2024, Samer Kaba resigned as our Chief Medical Officer
(5)	On November 30, 2024, David Johnson resigned as our Executive Chairman
(6)	Consists of stock units to purchase 197,963 units vesting over 3 years to Mr. Lipschitz, our Chief Executive Officer on April 18, 2025.
(7)	Consists of a restricted share units to purchase 131,976 units vesting over 3 years to Mr. DeCaprio, our President and Chief Operating Officer on April 18, 2025.
(8)	Consists of a restricted stock units to purchase valued at $200,000 to Mr. Issachar on July 8, 2023. These share units vest once the Company lists on a recognized North American Stock Exchange.
(9)

Consists of restricted stock units of 10,000 shares of Common Stock to Mr. Krzywicki, our Chief Financial Officer on March 10, 2025. These restricted stock units vest quarterly over a period of 2 years.

(10)

Consists of restricted share units to purchase valued at $200,000 to Mr. Olsen, our former Chief Executive Officer, on July 8, 2023. These restricted stock units vest once the Company lists on a recognized North American Stock Exchange.

(11)

Consists of a grant of options to purchase 75,417 shares of Common Stock issued to Mr. Issachar on July 8, 2023, of which 65,990 are exercisable as of December 31, 2025. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(12)

Consists of a grant of options to purchase 11,024 shares of Common Stock issued to Mr. Krzywicki on March 1, 2024, of which 6,737 are exercisable as of December 31, 2025. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(13)

Consists of a grant of options to purchase 15,000 shares of Common Stock issued to Mr. Krzywicki on March 10, 2025, of which 5,625 are exercisable as of December 31, 2025. The options have a term of 10 years, vest quarterly over 2 years in eight equal quarterly installments and have an exercise price of $3.12 per share.

(14)

Consists of a grant of options to purchase 75,417 shares of Common Stock made to Mr. Olsen on July 8, 2023, of which 0 are exercisable as of December 31, 2025. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

(15)

Consists of a grant of options to purchase 8,320 shares of Common Stock made to Mr. Kaba on June 10, 2024, of which 0 are exercisable as of December 31, 2025. The options have a term of 5 years and an exercise price equal to a 25% discount to the issue price of Firefly's equity securities in an initial public offering that results in our Common Stock being listed on the Nasdaq Stock Market or another recognized securities exchange or traded on the over-the-counter market.

Management Employment and Consulting Agreements

We have entered into written employment agreements or other arrangements with Gil Issachar, Paul Krzywicki, David DeCaprio and Greg Lipschitz. The material terms of the employment agreements or other arrangements with such individuals, as applicable and as currently in effect, are summarized below.

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

Paul Krzywicki, Chief Financial Officer

On November 13, 2023, we entered into a consulting agreement with Paul Krzywicki (the “Krzywicki Consulting Agreement”), pursuant to which Mr. Krzywicki acted as controller of the Company. Under the Krzywicki Consulting Agreement, Mr. Krzywicki was entitled a monthly payment of approximately $7,845 on an as-converted basis in U.S. dollars and the Company should reimburse Mr. Krzywicki for all reasonable ordinary and customary business expenditures incurred in connection with his service provided to the Company. The Krzywicki Consulting Agreement commenced on November 13, 2023.

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

On August 29, 2025, the of the Company approved an amendment (the “Amendment”) to the Krzywicki Employment Agreement, by and between Deel Canada Services Inc. (“Deel”), which provides consulting services to the Company, and Mr. Krzywicki. On the same date, Deel and Mr. Krzywicki executed the Amendment. Pursuant to the Amendment, Mr. Krzywicki’s annual gross base salary is increased from approximately US$120,000 to approximately US$157,000, effective September 1, 2025. All other terms and conditions of the Krzywicki Employment Agreement remain unchanged and in full force and effect.

David DeCaprio, President and Chief Operating Officer

On April 18, 2025, we entered into an employment agreement with David DeCaprio (the “DeCaprio Employment Agreement”), pursuant to which Mr. DeCaprio worked as President and Chief Operating Officer of the Company. Under the DeCaprio Employment Agreement, Mr. DeCaprio is entitled to a base salary of $250,000 per year and is eligible to receive an annual cash bonus up to fifty percent (50%) of the annual base salary as of December 31 of the applicable fiscal year and a performance bonus.

Mr. DeCaprio is also entitled to an award of restricted stock units under the 2024 Plan that represents, in the aggregate, two percent (2.0%) of the issued and outstanding Common Stock, determined on a fully diluted basis, as of the date of the March 27, 2025. On April 18, 2025, pursuant to the DeCaprio Employment Agreement, Mr. DeCaprio was granted an award of up to 263,952 restricted stock units under the 2024 Plan, subject to the Company’s standard form of restricted stock unit agreement for the 2024 Plan, which 131,976 of the restricted stock units shall vest quarterly in twelve (12) equal quarterly installments beginning on June 27, 2025, subject to satisfaction of Mr. DeCaprio’s continuous service; and the remaining 131,976 of the restricted stock units shall vest at a rate of zero point thirty four percent (0.34%) in the first year and zero point thirty three percent (0.33%) per year over remaining two years, from March 27, 2025, contingent upon the achievement of annual performance targets related to the Company.

The initial term of the DeCaprio Employment Agreement is three (3) years commencing on April 18, 2025, unless terminated earlier by either party in accordance with the terms of the DeCaprio Employment Agreement and will be renewed automatically for an additional one year if neither party provides a notice of termination within thirty (30) days prior to the expiration of the application term.

Mr. DeCaprio and the Company also entered into an Employee Confidential Information and Inventions Assignment Agreement, executed on April 18, 2025, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, noncompetition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

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

On February 4, 2026, we and Mr. Issachar entered into an addendum (the “Addendum”) to the Issachar Employment Agreement. The Addendum amends the Issachar Employment Agreement to replace Mr. Issachar’s automatic annual bonus with eligibility for a discretionary annual bonus of up to one month of his gross salary and provides for the payment of outstanding bonuses accrued through December 31, 2025.

Additional Equity Compensation to Executive Officers

Equity Compensation

We have offered stock options to our named executive officers (in addition to certain non-executive employees) as the long-term incentive component of our compensation program. Our stock options are subject to the terms and conditions of our Firefly 2007 Incentive Plan, Firefly 2023 Incentive Plan, and 2024 Plan, and allow employees to purchase shares of our Common Stock at a price per share not less than the fair market value of a share of our Common Stock on the date of grant. Other terms of such stock options, such as vesting schedules, exercise periods and forfeiture upon termination of the participant’s employment with us, are subject to the discretion of the Board and as set forth in the individual award agreements evidencing the grant of such options.

Our outstanding awards held by our named executive officers as of December 31, 2025, including vesting status and exercise prices, are set forth in the Outstanding Equity Awards at Fiscal Year‑End table and related footnotes.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of Firefly’s named executive officers and which remain outstanding as of December 31, 2025. Firefly does not have any equity incentive plans other than the Firefly 2007 Incentive Plan, the Firefly 2023 Incentive Plan, and the 2024 Plan. As of the date hereof, there are no share-based award plans for any of Firefly’s named executive officers or directors. All options vest monthly, beginning as of their respective grant dates and reflect adjustment for the Exchange Ratio.

			Equity
			incentive
			plan awards:				Number	Market
	Number of	Number of	number of				of	value
	securities	securities	securities				shares	of shares
	underlying	underlying	underlying				or units	or units
	unexercised	unexercised	unexercised				of stock	of stock
	options	options	unearned		Option	Award	that	that have
Named Executive	(#)	(#)	options	Option	expiration	Grant	have not	not vested
Officer	exercisable	unexercisable	(#)	exercise price	date	Date	vested (#)	($)(1)
Greg Lipschitz (Chief Executive Officer)						4/18/2025	148,472	$130,655
David DeCaprio (Chief Operating Officer)						4/18/2025	98,982	$87,104
Gil Issachar (Chief Technology Officer)	13	-	-	$721.15	8/13/2028
	222	-	-	$72.12	10/14/2030
	76	-	-	$72.12	4/1/2031
	1,308	-	-	$72.12	6/21/2031
	2,919	-	-	$28.82	11/17/2032
	65,990	9,427	-	$5.18	7/8/2028
Paul Krzywicki (Chief Financial Officer)	6,737	4,287	-	$5.18	3/1/2029
	5,625	9,375	-	$3.12
						3/10/2025	6,250	$5,500

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

Potential Payments Upon Termination or Change in Control

None of our named executive officers was entitled to severance compensation during the fiscal year ended  December 31, 2025, except as described in “—Management Employment and Consulting Agreements”.

Additional Narrative to Director Compensation

The following table sets forth summary information concerning the total compensation paid to each non-employee member of the Board during the years ended December 31, 2025 and 2024, and is contemplated to continue serving as a director. All compensation paid to Mr. Olsen is reported above under the heading “Summary Compensation Table,” above.

						Option
				Stock		awards		All other
Name	Year	Compensation	Bonus	Awards		(1)		compensation	Total
Greg Lipschitz (2)	2024	$-	$-	$-		$262,119	(8)	$-	$262,119
	2025	$16,667	$-	$-		$-		$-	$16,667
David DeCaprio (3)	2024	$-	$-	$-		$-		$-	$-
	2025	$34,375	$-	$52,001	(4)	$-		$-	$86,376
Arun Menawat	2024	$-	$-	$-		$-		$-	$-
	2025	$128,333	$-	$621,374	(5)	$-		$-	$749,707
Brian Posner	2024	$-	$-	$-		$-		$-	$-
	2025	$96,044	$-	$146,584	(6)	$-		$-	$242,628
Scott Reeves	2024	$-	$-	$-		$34,950	(9)	$-	$34,950
	2025	$-	$-	$-		$-		$-	$-
Stella Vnook	2024	$85,625	$-	$-		$-		$-	$85,625
	2025	$-	$-	$146,584	(7)	$-		$-	$146,584

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

(2)

Mr. Lipschitz served as a non-employee directors during portions of 2025 before entering into an employment agreement on March 27, 2025 with Firefly. Only director compensation earned during his non-employee period is reflected in this table.

(3)

Mr. DeCaprio served as a non-employee directors during portions of 2025 before entering into an employment agreement on April 18, 2025 with Firefly. Only director compensation earned during his non-employee period is reflected in this table.

(4)	Consists of a grant of 16,667 Deferred Stock Units made on March 10, 2025.
(5)

Consists of a grant of 16,667 Deferred Stock Units made on March 10, 2025, a grant of 73,892 Deferred Stock units made on October 28, 2025 which vest quarterly over 1 year and a grant of 125,000 Restricted Stock Units made on May 19, 2025 which vest quarterly over 3 years.

(6)	Consists of a grant of 16,667 Deferred Stock Units made on March 10, 2025 and a grant of 49,262 Deferred Stock units made on October 28, 2025 which vest quarterly over 1 year.
(7)	Consists of a grant of 16,667 Deferred Stock Units made on March 10, 2025 and a grant of 49,262 Deferred Stock units made on October 28, 2025 which vest quarterly over 1 year.
(8)

Consists of a grant of options to purchase 55,183 shares of Firefly Common Stock made to 2686255 Ontario Inc., an entity controlled by Mr. Lipschitz, on July 8, 2023, of which 45,986 are currently exercisable as of December 31, 2025.

(9)

Consists of a grant of options to purchase 7,358 shares of Firefly Common Stock made to Mr. Reeves on July 8, 2023, of which 6,132 are currently exercisable as of December 31, 2025. In August 2024, immediately prior to the consummation of the Merger, Mr. Reeves resigned as a member of the Board and all committees thereto.

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

At the effective time of the merger, WaveDancer assumed all of Firefly’s rights and obligations under all stock options granted under the Firefly 2007 Incentive Plan that were outstanding immediately prior to the effective time of the merger. In addition, the Firefly 2007 Incentive Plan was assumed by WaveDancer at the effective time of the merger.

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

Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan, As Amended

Prior to the consummation of the Merger, at a special meeting of WaveDancer’s stockholders on March 14, 2024, the stockholders of WaveDancer considered and approved the WaveDancer 2024 Long-Term Incentive Plan (the “WaveDancer Incentive Plan”). The WaveDancer Incentive Plan was previously approved and adopted, subject to stockholder approval, by the WaveDancer Board on February 1, 2024. On the Merger Closing Date and following the consummation of the Merger, the Board approved the adoption of the WaveDancer Incentive Plan and to change the name of the WaveDancer Incentive Plan to the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”). The 2024 Plan was amended by Amendment No.1 to the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan on October 27, 2025 to increase the 2024 Plan Share Limit.

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

Share Authorization. Subject to certain adjustments, the 2024 Plan Share Limit is one million one hundred fifty-one thousand one hundred fifty-three (1,151,153) shares and on the first day of each calendar year during the term of the 2024 Plan, commencing on January 1, 2026 and continuing until (and including) January 1, 2035, and the 2024 Plan Share Limit can be automatically increased to a number equal the lower of (a) four percent (4%) of the total number of shares of Common Stock issued and outstanding on the last calendar day of the prior fiscal year or (b) a number of shares of Common Stock determined by the Board. Shares to be issued may be made available from authorized but unissued shares of our Common Stock, shares held by us in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2024 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2024 Plan. If an award under the 2024 Plan is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the 2024 Plan. Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2024 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2024 Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Shares of Common Stock that are otherwise deliverable pursuant to an award under the 2024 Plan that are withheld in payment of the option price of an option or for payment of applicable employment taxes and/or withholding obligations resulting from the award shall be treated as delivered to the award recipient and shall be counted against the maximum number of shares of our Common Stock that may be issued under the 2024 Plan. Only shares forfeited back to us or cancelled on account of termination, expiration, or lapse of an award shall again be available for grant of incentive stock options under the 2024 Plan but shall not increase the maximum number of shares described above as the maximum number of shares of our Common Stock that may be delivered pursuant to incentive stock options.

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

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 25, 2026 by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 25, 2026, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our Common Stock.

Unless otherwise specified, the address of each of the persons named in this table is c/o Firefly Neuroscience, Inc., 1100 Military Road, Kenmore, NY 14217.

	Number of
	Shares of
	Common
	Stock
	Beneficially	% of
Name of Beneficial Owner	Owned	Ownership
Five Percent Holders
Roxy Capital Corporation (1)	2,782,046	16.62%
RJL18 Capital GP LLC (2)	2,485,124	15.11%
Directors and Named Executive Officers
David DeCaprio(3)	97,484	*
Gil Issachar(4)	110,293	*
Greg Lipschitz(5)	593,299	3.99%
Arun Menawat(6)	201,877	1.36%
Brian Posner	-	*
Stella Vnook	-	*
Paul Krzywicki(7)	20,462	*
All Directors and Executive Officers of the Company as a Group (7 persons)	1,023,415	6.89%

*	Represents beneficial ownership of less than 1%.
(1)	Consists of (1) 721,940 shares of Common Stock, (2) 726,774 Prefunded warrants, (3) 666,667 warrants with an exercise price of $1.88 and (4) 666,667 warrants with an exercise price of $2.50.

(2)	Consists of (1) 721,940 shares of Common Stock, (2) 429,850 Prefunded warrants, (3) 666,667 warrants with an exercise price of $1.88 and (4) 666,667 warrants with an exercise price of $2.50.
(3)

Consists of (1) 77,866 shares of Common Stock, (2) 10,998 shares of Common Stock underlying restricted stock units that are scheduled to vest within 60 days of March 25, 2026 and (3) up to 8,620 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2026, underlying certain stock options.

(4)

Consist of (1) 33,480 shares of Common Stock held by Mr. Issachar and (2) underlying options to purchase up to 76,813 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2026.

(5)

Consists of (1) 530,184 shares of Common Stock beneficially owned by Mr. Lipschitz; (2) 10,998 shares of Common Stock underlying restricted stock units that are scheduled to vest within 60 days of March 25, 2026 and (3) up to 52,117 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2026, underlying certain stock options held by Bower Four Capital Corp., an entity in which Mr. Lipschitz is the sole stockholder.

(6)

Consists of (1) 130,656 shares of Common Stock, (2) 10,417 shares of Common Stock underlying restricted stock units that are scheduled to vest within 60 days of March 25, 2026 and (3) up to 60,804 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2026, underlying certain stock options held by Mr. Menawat.

(7)	Consists of (1) 5,000 shares of Common Stock, and (2) 15,462 shares of Common Stock that are currently exercisable or exercisable within 60 days of March 25, 2026, underlying certain stock options.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,048,962		$3.12	102,191	(2)
Equity compensation plans not approved by security holders	430,614	(3)	$7.34	0	(4)
Total	1,479,576	(3)	$7.01	102,191

(1)

On August 12, 2024, the board of directors of the Company approved the Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan. The purpose of the 2024 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of our key employees, key contractors, and non-employee directors of Firefly or any of our subsidiaries. On October 27, 2025, the stockholders of the Company approved an amendment to the 2024 Plan to increase the maximum number of shares of Common Stock reserved for issuance under the Plan to 1,151,153 shares and the 2024 Plan Share Limit can be automatically increased to a number equal the lower of (a) four percent (4%) of the total number of shares of Common Stock issued and outstanding on the last calendar day of the prior fiscal year or (b) a number of shares of Common Stock determined by the Board. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a description of the 2024 Plan, see Item 11. “Executive Compensation – Firefly Neuroscience, Inc.- Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan”.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2025 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Firefly Related Party Transactions

Other than as described in the section “Management-Board Leadership Structure-Director Independence” as related to the Lipschitz Agreement (as defined herein) and Note 17 in the financial statements, since January 1, 2025, there were no transactions with executive officers, directors or their immediate family members which were in an amount in excess of $120,000, and in which any of the expected directors, executive officers or holders of more than 5% of capital stock of the continuing company, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Other Transactions

Indemnification Agreements

In connection with the Merger, on the Merger Closing Date, we entered into indemnification agreements (each, an “Indemnification Agreement” and collectively, the “Indemnification Agreements”) with each of our directors and executive officers. The Indemnification Agreements provide for indemnification and advancement by us of certain expenses and costs relating to claims, suits, or proceedings arising from service to us or, at our request, service to other entities to the fullest extent permitted by applicable law.

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

Director Independence

We are required to comply with Nasdaq’s rules in determining whether a director is independent. The Board undertook a review of the independence of the individuals named above and determined that each of the directors except Greg Lipschitz and David DeCaprio qualify as “independent” as defined under the applicable Nasdaq rules. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see Item 11 “Executive Compensation – Director Compensation”, which is incorporated by reference herein.

Committees of the Board of Directors

The Board has established the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee consists of Brian Posner, Arun Menawat and Stella Vnook. The Board has determined that each member of the Audit Committee qualifies as “independent” under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the Audit Committee is Brian Posner. The Board has determined that Brian Posner is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment.

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

Compensation Committee

The Compensation Committee of the Board consists of Arun Menawat, Stella Vnook and Brian Posner. The chairperson of the Compensation Committee is Arun Menawat. The Board has determined each member of the Compensation Committee qualifies as “independent” under Nasdaq listing standards and as “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Arun Menawat, Stella Vnook and Brian Posner. The chairperson of the Nominating Committee is Stella Vnook. The Board has determined which members of the Nominating Committee qualify as independent under the Nasdaq listing standards. Specific responsibilities of the nominating and corporate governance committee include, but are not limited, to:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by Turner, Stone & Company, L.L.P., the Company’s prior auditor, and CBIZ Canada, LLP (formerly known as Marcum Canada, LLP), the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2025	2024
Audit Fees	392,884	419,939
Audit-Related Fees	178,232	22,500
Tax Fees	-	0
All Other Fees	-	0
Total	571,116	442,439

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Reports on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved, or the board of directors of the Company has reviewed and approved by unanimous written consent, all fees earned in 2025 and 2024 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee and the board of directors has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

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

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit	Description
2.1

Agreement and Plan of Merger, dated November 15, 2023, by and among WaveDancer, Inc., FFN Merger Sub, Inc., and Firefly Neuroscience, Inc.(incorporated herein by reference to Annex A-1 to the Company’s registration statement on Form S-4/A, filed with the SEC on February 2, 2024).

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

3.2

Certificate of Amendment No.1 of Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-3 filed with the SEC on December 3, 2025).

3.3	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
4.1	Description of Capital Stock of Firefly Neuroscience, Inc.
4.2	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 27, 2024).
4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).
4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).
4.5	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 27, 2024).
4.6	Form of Broker Warrant (incorporated herein by reference to Exhibit 4.5 to the Company’s registration statement on Form S-1 filed with the SEC on September 27, 2024).
4.7	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 10-K, filed with the SEC on April 3, 2025)
4.8

Common Stock Purchase Warrant issued to Canaccord Genuity Corp., dated as of March 28, 2025 (incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 3, 2025).

4.9

Common Stock Purchase Warrant issued to Research Capital Corporation, dated as of February 10, 2025 (incorporated herein by reference to Exhibit 4.9 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

4.10

Common Stock Purchase Warrant issued to Alex Spiro, dated as of September 19, 2024 (incorporated herein by reference to Exhibit 4.10 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

4.11

Form of Pre-Funded Common Stock Purchase Warrant in June 2025 Units Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

4.12

Form of $3.50 Common Stock Purchase Warrant in June 2025 Units Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

4.13

Form of $4.00 Common Stock Purchase Warrant in June 2025 Units Offering (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

4.14

Form of Common Stock Purchase Warrant in the Warrants Cancellation and Exchange (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2025)

4.15

Form of Pre-Funded Common Stock Purchase Warrant in March 2026 Units Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.16

Form of 150% Common Stock Purchase Warrant in March 2026 Units Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.17

Form of 200% Common Stock Purchase Warrant in March 2026 Units Offering (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2026).

10.1†	ElmindaLtd. Share Option Plan (incorporated herein by reference to Exhibit10.12 to the Company’s registration statement on Form S-4, filed with the SEC on January 22, 2024).
10.2†	Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan(incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
10.3†	Amendment No. 1 to Firefly Neuroscience, Inc. 2024 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8, filed with the SEC on November 18, 2025)
10.4†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 99.3 to the Company’s Form S-8, filed with the SEC on November 18, 2025)
10.5†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 99.4 to the Company’s Form S-8, filed with the SEC on November 18, 2025)
10.6†	Form of Deferred Stock Unit Agreement (incorporated herein by reference to Exhibit 99.6 to the Company’s Form S-8, filed with the SEC on November 18, 2025)
10.7†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 99.14 to the Company’s Form S-8, filed with the SEC on November 18, 2025)
10.8†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.19 to the Company’s Form S-8, filed with the SEC on November 18, 2025)
10.9†

Employment Agreement, dated February 2, 2017, by and between Firefly Neuroscience,Ltd. (formally known as Elminda Ltd.) and Gil Issachar (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-K, filed with the SEC on April 3, 2025)

10.10†

Addendum to Personal Employment Agreement, dated February 4, 2026, by and between Firefly Neuroscience Ltd. and Gil Issachar (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2026)

10.11†	Form of Indemnification Agreement(incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).
10.12

Common Stock Purchase Agreement by and between WaveDancer, Inc. and B. Riley Principal Capital II, LLC dated July 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2022).

10.13

Registration Rights Agreement by and between the Registrant and B. Riley Principal Capital II, LLC dated July 8, 2022(incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2022).

10.14

Securities Purchase Agreement, dated as of July 26, 2024, by and among the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024)

10.15

Master Services Agreement, dated as of June 27, 2024, by and between Firefly Neuroscience, Inc. and Deal, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 3, 2025).

10.16

Form of Convertible Promissory Note issued to Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.17

Form of Common Stock Purchase Warrant issued to Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.18

Securities Purchase Agreement, dated December 20, 2024, between Firefly Neuroscience, Inc. and Helena Special Opportunities LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024)

10.19†

Employment Agreement, dated as of March 12, 2025, by and between Deel Canada Services, Inc. and Paul Krzywicki (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 3, 2025).

10.20†

Executive Employment Agreement, dated March 27, 2025, by and between Firefly Neuroscience, Inc. and Greg Lipschitz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2025)

10.21

Form of Private Placement Subscription Agreement between Firefly Neuroscience, Inc. and the Subscribers (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 3, 2025).

10.22†

Executive Employment Agreement, dated April 18, 2025, by and between Firefly Neuroscience, Inc. and David DeCaprio (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).

10.23

Letter Agreement, dated April 18, 2025, between Firefly Neuroscience, Inc. and BPY Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).

10.24

Letter Agreement, dated April 18, 2025, between Firefly Neuroscience, Inc. and Nomis Bay Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).

10.25

Mutual Release & Settlement Agreement, dated April 23, 2025, among Firefly Neuroscience, Inc., Firefly Neuroscience Ltd., Ian McLean, and 1128526 Alberta Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).

10.26

Private Placement Subscription Agreement, dated April 23, 2025, among Firefly Neuroscience, Inc., Firefly Neuroscience Ltd., Ian McLean, and 1128526 Alberta Ltd.(incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).

10.27

Securities Purchase Agreement dated April 30, 2025, by and among Firefly Neuroscience Inc., Evoke Neuroscience, Inc., and stockholders of Evoke (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2025).

10.28

Finder’s Fee Agreement dated January 31, 2025 between Firefly Neuroscience, Inc. and Canaccord Genuity Corporation (incorporated herein by reference to Exhibit10.29 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

10.29

Finder’s Fee Agreement dated February 3, 2025 between Firefly Neuroscience, Inc. and Research Capital Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

10.30

Securities Purchase Agreement dated June 16, 2025, between Firefly Neuroscience, Inc and certain investors (incorporated herein by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

10.31

Consulting Agreement dated March 16, 2024, between Firefly Neuroscience, Inc. and Alex Spiro (incorporated herein by reference to Exhibit 10.32 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

10.32

Share Issuance and Release of Liability Agreement dated June 17, 2025, between Firefly and Charlotte Baumeister (incorporated herein by reference to Exhibit 10.33 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

10.33

Separation Agreement and Release dated June 11, 2025, between Firefly and Jason DuBraski (incorporated herein by reference to Exhibit 10.34 to the Company’s registration statement on Form S-1, filed with the SEC on July 18, 2025).

10.34

Form of Warrants Cancellation and Exchange Agreement, dated as of December 16, 2025, between Firefly Neuroscience, Inc. and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2025)

10.35

ATM Agreement by and between Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC, dated February 3, 2026 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2026)

10.36

Form of Securities Purchase Agreement between Firefly Neuroscience, Inc. and the March 2026 Investors, dated March 8, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2026).

10.37

Form of Lock-Up Agreement between Firefly Neuroscience, Inc. and the March 2026 Investors, dated March 8, 2026 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2026).

14.1	Code of Ethics and Business Conduct
16.1

Letter from Turner, Stone & Company LLP to the Securities and Exchange Commission dated October 31, 2024 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2024).

19.1	Firefly Neuroscience, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 3, 2025).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 3, 2025)
23.1	Consent of CBIZ Canada LLP, independent registered public accounting firm.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Firefly Neuroscience, Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025).
101.PRE	InlineXBRL Instance Document
101.INS	InlineXBRL Taxonomy Extension Schema Document
101.SCH	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.DEF	InlineXBRL Taxonomy Extension Label Linkbase Document
101.LAB	InlineXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive Compensation plan or arrangement

ITEM 16.  FORM 10-K SUMMARY.

None.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2025 and 2024

FIREFLY NEUROSCIENCE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Firefly Neuroscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Firefly Neuroscience, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and accumulated deficit and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair Value Measurement of Intangible Assets Recognized in connection with the Evoke Acquisition

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of Evoke Neuroscience, Inc. during the year ended December 31, 2025. In connection with this business combination, the Company recognized certain identifiable intangible assets, including developed technology, tradenames, and non-compete agreements, at their estimated fair values, resulting in a total allocation of $960,000. The fair value measurement of these intangible assets required management to make significant estimates and assumptions, including projected revenue growth rates, customer attrition or churn rates, royalty rates, discount rates, and useful lives. We identified the fair value measurement of intangible assets acquired in the Evoke business combination as a critical audit matter due to the significant estimation uncertainty associated with the underlying assumptions used in the valuation models and the magnitude of the assets recorded. Auditing these estimates involved a high degree of subjective judgment and required the involvement of our valuation specialists.

Our audit procedures related to the fair value measurement of intangible assets recognized in the business combination included, among others:

●	Obtained an understanding of management’s process for identifying and valuing the acquired intangible assets and the engagement and qualifications of third-party specialists;
●

Evaluated the reasonableness of management’s forecasts of future revenues, customer churn rates, and other key assumptions by comparing them to historical performance, industry data, and peer benchmarks;

●

Assessed the valuation methodologies used and the appropriateness of the underlying models, such as the relief-from-royalty method for developed technology and tradenames, and postulated loss of income method for non-compete agreements, and Monte-Carlo simulation method for earn-out revenue;

●	Tested the mathematical accuracy of the valuation models and inputs;
●	Involved our internal valuation specialists to assess the significant assumptions, including discount rates, royalty rates, and churn rates;
●	Evaluated and concluded the adequacy of the Company’s accounting and disclosures in the financial statements related to the business combination and intangible asset valuations.

/s/ CBIZ Canada LLP

CBIZ Canada LLP

Chartered Public Accountants and Licensed Public Accountants

(PCAOB ID 7192)

We have served as the Company’s auditor since 2024.

Toronto, ON, Canada

March 30, 2026

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2025 and 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and Cash Equivalents	$2,747	$1,810
Accounts receivable, net	194	121
Prepaid expenses and deposits	978	697
Inventory	108	-
Total current assets	4,027	2,628
Non current assets
Prepaid expenses and deposits	268	1,657
Equipment, net	146	136
Intangible assets, net	861	180
Goodwill	5,175	-
Total non current assets	6,450	1,973
TOTAL ASSETS	$10,477	$4,601

LIABILITIES
Current liabilities
Accounts payable	$1,347	$1,816
Accrued liabilities	766	1,626
Deferred revenue	228	13
Convertible promissory note, net of unamortized discount	-	694
Earn-out liability	478	-
Derivative liability	-	827
Total current liabilities	2,819	4,976
Non current liabilities
Deferred revenue	21	-
TOTAL LIABILITIES	2,840	4,976

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 shares authorized – 2025 and 2024; Nil issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common shares, $0.0001 par value: 5,000,000,000 shares authorized – 2025 and 2024; 13,964,367 and 8,122,060 issued and outstanding at December 31, 2025 and 2024, respectively	1	-
Additional paid-in capital	119,251	86,709
Accumulated deficit	(111,615)	(87,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	7,637	(375)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,477	$4,601

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2025 and 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year ended
	December 31
	2025	2024

REVENUE	$1,142	$108
COST OF GOODS SOLD	497	-
GROSS PROFIT	$645	$108

OPERATING EXPENSES:
Research and development expenses	1,482	1,954
Selling and marketing expenses	800	1,201
General and administration expenses	6,968	6,133
Impairment of assets	251	874
TOTAL OPERATING EXPENSES	9,501	10,162

OPERATING (LOSS)	(8,856)	(10,054)

OTHER INCOME (EXPENSE)
Interest and bank fees	(159)	(69)
Interest income	89	-
Foreign exchange gain (loss)	(5)	11
Change in derivative fair value	(9,369)	(156)
Loss on settlement	(1,353)	-
Other (income) expenses	(224)	(190)
TOTAL OTHER INCOME (EXPENSE)	(11,021)	(404)

LOSS BEFORE INCOME TAX	(19,877)	(10,458)

Income tax provision (benefit)	5	(2)

NET LOSS AND COMPREHENSIVE LOSS	$(19,882)	$(10,460)

Deemed dividend on warrant inducement	(4,649)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,531)	$(10,460)

BASIC AND DILUTED LOSS PER SHARE	$(1.97)	$(1.60)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	12,443,435	6,546,769

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED  December 31, 2025 and 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred stock			Common stock
	Number of Shares	Number of shares to be issued	Amount	Number of shares	Number of shares to be issued	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity (deficit)
BALANCE AT JANUARY 1, 2024	1,676,165	(1,516,199)	$-	3,678,550	1,516,199	$-	$76,733	$(76,624)	$109
Series B Preferred Stock conversion	(1,516,199)	1,516,199	$-	1,516,199	(1,516,199)	$-	-	-	-
Series C Preferred Stock Units offering	86,953	-	-	-	-	-	945	-	945
Share exchange: former shareholders’ of WaveDancer	-	-	-	802,142	-	-	(204)	-	(204)
Series C Preferred Stock conversion	(246,919)	-	-	596,145	-	-	-	-	-
Private placement, net of issuance costs	-	-	-	319,207	-	-	3,363	-	3,363
Shares issued for debt settlement	-	-	-	10,588	-	-	39	-	39
Shares issued for future settlement of debt	-	-	-	45,344	-	-	-	-	-
Shares and warrants issued for consulting services	-	-	-	22,344	-	-	127	-	127
Shares issued for prepaid services	-	-	-	433,360	-	-	2,440	-	2,440
Shares issued - stock options, warrants and RSU exercises	-	-	-	698,181	-	-	36	-	36
Warrants issued for convertible promissory note	-	-	-	-	-	-	636	-	636
Share-based compensation expense	-	-	-	-	-	-	2,594	-	2,594
Net loss	-	-	-	-	-	-	-	(10,460)	(10,460)
BALANCE AT DECEMBER 31, 2024	-	-	$-	8,122,060	-	$-	$86,709	$(87,084)	$(375)
Shares issued - warrants exercised	-	-	$-	3,630,942	-	$1	11,830	-	11,831
Private placement, net of issuance costs	-	-	-	887,737	-	-	2,570	-	2,570
Shares and warrants issued for consulting services	-	-	-	39,010	-	-	72	-	72
Warrants issued with convertible promissory note	-	-	-	800,000	-	-	12,329	-	12,329
Shares issued for settlement of debt	-	-	-	37,549	-	-	383	-	383
Share-based compensation expense	-	-	-	107,069	-	-	709	-	709
Deemed dividend on warrant inducement	-	-	-	340,000	-	-	4,649	(4,649)	-
Net loss	-	-	-	-	-	-	-	(19,882)	(19,882)
BALANCE AT DECEMBER 31, 2025	-	-	$-	13,964,367	-	$1	$119,251	$(111,615)	$7,637

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED  December 31, 2025 and 2024

(IN THOUSANDS)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,882)	$(10,460)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	172	67
Interest and bank fees	-	30
Change in derivative fair value	9,369	156
Impairment of intangible assets	251	874
Other income (expenses)	-	12
Share-based compensation expense	749	2,594
Shares and warrants issued for consulting services	32	127
Accretion expense on convertible promissory note	126	-
Loss on settlement of convertible promissory note	1,353	-
Loss on shares issued for debt	217	-
Drawdown in shares issued for prepaid services	601	-
Changes in operating assets and liabilities:
Change in accounts receivable	(28)	(37)
Change in prepaid expenses and deposits	509	(73)
Change in inventories	(37)	-
Change in accounts payable	(630)	883
Change in accrued liabilities	(952)	(341)
Change in deferred revenue	(44)	13
Net cash used in operating activities	(8,194)	(6,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new businesses, net of cash acquired	(2,360)	-
Payments to acquire equipment	(128)	(148)
Outflow from recapitalization transaction	-	(62)
Product enhancements – intangible asset	-	(267)
Net cash used in investing activities	(2,488)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory note, net of transaction costs	2,531	1,955
Proceeds from exercise of warrants	9,088	36
Proceeds from sale of shares, net of issuance costs	-	4,308
Net cash provided by financing activities	11,619	6,299
INCREASE (DECREASE) IN CASH	937	(333)
BALANCE OF CASH AT THE BEGINNING OF YEAR	1,810	2,143
BALANCE OF CASH AT THE END OF YEAR	$2,747	$1,810

Supplemental cash flow information
Cash paid for interest	-	11
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Deemed issuance of shares to former shareholders’ of WaveDancer	-	204
Product enhancements - intangible asset in accounts payable and accrued liabilities	-	206
Shares issued for prepaid services	-	2,440
Shares issued for debt	383	39
PPE transferred from inventory	25	-
Shares issued for conversion of the convertible promissory note	12,339	-
Deemed dividend on warrant inducement	4,649	-
Shares issued for Acquisition of new business	2,743	-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

NOTE 2: GOING CONCERN

As of  December 31, 2025, the Company had an accumulated deficit of $111,615 and negative cash flows from operating activities for the year ended  December 31, 2025 of $8,194. Further, the Company has recurring losses with minimal revenue from operations and expects to continue generating losses and using cash for operations. The Company’s cash requirements have been met through the sales of common stock, issuance of debt and warrant exercises. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Management's plans to address the conditions giving rise to substantial doubt include the following:

(i) Operating discipline and revenue growth. Management is focused on disciplined operating expense management and realizing integration synergies from the Evoke acquisition completed on April 30, 2025, while pursuing targeted commercial expansion to drive recurring subscription revenue across the combined product platform.

(ii) Continued capital raising. The Company intends to continue raising additional capital through equity offerings, debt financings, and other available sources. Subsequent to December 31, 2025, the Company raised aggregate proceeds of $150 through the exercise of stock warrants and, on March 12, 2026, closed an initial tranche of a private placement raising gross proceeds of $2,250. Under the terms of the March 2026 private placement, the investors have the right, but not the obligation, to purchase up to an additional $18,000 of units in one or more subsequent closings within 30 days of the March 12, 2026 initial closing date. Additionally, on February 3, 2026, the Company established an at-the-market equity offering program under which it may offer and sell shares of common stock having an aggregate offering price of up to $7,434. See Note 21 — Subsequent Events for further details on these transactions.

The ability to raise additional funds will depend on, among other factors, financial, economic, and market conditions, many of which are outside the Company's control. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. Even if these plans are implemented as intended, they may not be sufficient to fully alleviate the substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

i) Business combination

In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are recorded at the date of acquisition at their respective fair values. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of the earnout liability (contingent consideration). Depending on the type of intangible asset and the complexity of determining its fair value, the Company may utilize an independent external valuation expert to develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life, discount rates and income tax rates. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

ii) Impairment

The Company assesses goodwill for impairment annually, while definite-lived intangible assets and long-lived assets are evaluated whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment loss calculation contains significant estimates and assumptions while applying judgment to qualitative factors as well as estimating future cash flows and asset fair values, including forecasting projected financial information and selecting the discount rate that reflects the risk inherent in future cash flows.

iii) Share based payments

In calculating share-based compensation expense, key estimates are used such as, the stock price of the Company, the rate of forfeiture of options granted, the expected life of the option, the volatility of the Company’s stock price, and the risk-free interest rate.

iiii) Warrants and Derivative liability

In calculating the fair value of warrants issued, the Company includes key inputs such as the selection of an appropriate valuation model, stock price of the Company, the expected life of the warrant, the volatility of the Company’s stock price, and the risk-free interest rate.

d.	Functional currency and foreign currency translations

The currency of the primary economic environment in which the operations of the Company is conducted is the U.S. dollar (“$” or “Dollar”). The reporting and the functional currency of the Company is the U.S Dollar.

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

The earn-out liability of $477 as of December 31, 2025 represents contingent consideration recognized in connection with the acquisition of Evoke Neuroscience, Inc. and is measured at fair value on a recurring basis. Pursuant to the terms of the acquisition agreement, the Company is obligated to issue shares of its common stock with an aggregate value of $500 to the former shareholders of Evoke Neuroscience, Inc. if the three-month trailing average monthly revenue derived from the sale of Evoke products exceeds $250 at any time during the 36-month period following the April 30, 2025 closing date.

The earn-out liability is classified within Level 3 of the fair value hierarchy under ASC 820, as its measurement relies on significant inputs that are not observable in active markets. The Company engaged an independent valuation specialist to estimate the fair value of the earn-out liability using a Monte Carlo simulation model. Under this approach, management’s forecast monthly revenue for the earn-out period was converted to risk-neutral revenue and simulated over the earn-out period using a lognormal distribution. The present value of the mean simulated payoff was determined using the risk-free rate applicable to the earn-out term.

The significant unobservable inputs used in the Monte Carlo simulation are as follows:

Unobservable Input	Value Used
Standard deviation of forecast revenue	6.7%
Required rate of return on revenue (risk-neutral discount rate)	3.7%

The risk-free rate of 3.4%, based on the interpolated yield on a U.S. Treasury security with a maturity approximating the remaining earn-out term, was used as an observable Level 2 input to determine the present value of simulated payoffs.

Significant increases in projected revenue or decreases in the required rate of return on revenue would, in isolation, result in a higher fair value measurement. A higher assumed standard deviation of forecast revenue would generally increase the probability of exceeding the revenue threshold and result in a higher fair value.

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

h.	Cash and Cash Equivalents

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use and the period to maturity of which did not exceed three months at time of investment, to be cash and cash equivalents.

i.	Accounts receivable, net

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

m.	Stock-based compensation

The Company grants equity awards to certain employees and directors through an established Employee Incentive Plan. All equity grants or changes to existing grants, are subject to board of directors’ approval. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASC 718, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended  December 31, 2025 and 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

p.	Goodwill

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

q.	Intangible assets

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

r.	Inventory

Inventory, which consists of material, labor, and manufacturing overhead and are valued at the lower cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2025.

s.	Revenue recognition

Revenue consists of subscriptions with associated equipment, per-use fees, equipment sales, equipment rentals, and the undertaking of projects and/or clinical studies and other related services

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

The Company offerings are assessed to determine whether an embedded lease arrangement exists. Revenues from equipment rentals and subscriptions include lease components, fixed lease payments, variable payments based on usage, and nonlease components. The Company identifies equipment rental and subscription contracts to be within the scope of ASC 842 and ASC 606. For contracts that are in the scope of both ASC 842 and ASC 606, and in which the lease component is an operating lease, the Company applies the practical expedient in ASC 842 to combine the lease component and non-lease components, and to account for the combined components as a single lease component do to the lease component being the predominant component. Accordingly, the Company recognizes monthly rental and subscription payments from fixed rental and subscription payments as lease revenue.

t.	Deferred revenue

Deferred revenue consists of payments received from customers in advance of satisfying a performance obligation identified in accordance with ASC 606. The change in the deferred revenue balance for the years ended  December 31, 2025 and 2024, was driven by payments from customers in advance of satisfying the performance obligations, offset by revenue recognized as performance obligations were completed.

u.	Research and development expenses

Research and development expenses are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies related to the Company’s research and development activities.

v.	Software development costs

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

w.	Equipment

Equipment is measured at cost, including capitalized borrowing costs, less accumulated depreciation and impairment losses. Ordinary repairs and maintenance are expensed as incurred. The Company uses an estimated useful life of four years for medical equipment.

x.	Income taxes

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

y.	Employee benefits

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

z.	Recent accounting policy adoption

Reportable Segments

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for the year ended  December 31, 2025 on a retrospective basis and concluded that the application of this guidance did not have any material impact on consolidated financial statements. Refer to Note 19 for related disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" (“ASU 2023-09”) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The disclosures have been implemented as required for the year-ended December 31, 2025. Refer to Note 20 for related disclosures

aa.	Recent accounting pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administration expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements disclosures.

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

Accounts Receivable - Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) (“ASU 2025-05”) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements disclosures.

Internal-Use Software

In September 2025, the FASB issued Account Standards Update, or ASU, 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, to modernize the accounting for internal-use software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new guidance, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance will be effective for the Company for interim and annual periods beginning January 1, 2028. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements.

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

The transactions contemplated under the Securities Purchase Agreement were closed on April 30, 2025, which were subject to customary closing conditions, including, without limitation, the completion of mutually satisfactory due diligence; compliance with applicable regulatory requirements; the Company entering into a satisfactory consulting agreement with the former CEO of Evoke; Evoke having no outstanding debt or liabilities in default; the receipt of any required shareholder approvals; and the delivery of evidence of debt payoff from the Company’s loan holders.

The aggregate purchase price was $6,221, which consisted of: (a) $3,000 in cash; (b) 857,142 shares of Company common stock with an acquisition date fair value of $2,743; and (c) a liability associated with the Earn-Out Shares with an acquisition date fair value of $478, subject to the conditions described above.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of intangible assets acquired and liabilities assumed for Evoke. The allocation of the purchase price was finalized during the year ended December 31, 2025.

Purchase Price
Allocation
Purchase Consideration:
Cash	$3,000
Common stock	2,743
Earn-Out Shares	478
Total Purchase Consideration	$6,221

Less:
Developed technology	$700
Trade name	150
Non-compete agreements	110
Working capital	139
Security deposit	3
Deferred revenue, non-current portion	(56)
Fair Value of Identified Net Assets	$1,046
Goodwill	$5,175

In connection with the acquisition of Evoke, the Company acquired intangible assets in the form of developed technology, a trade name and non-compete agreements. The Company used the relief from royalty method when determining the fair value of the acquired trade name and developed technology. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trade name and developed technology and had to license it from a third party. The trade name was assigned a useful life of 3 years as the Company is expecting to transition the Evoke system under the Firefly product umbrella and the internally developed technology was assigned a useful life of 9 years. The Company used the postulated loss of income method when determining the fair value of the non-compete agreements. The non-compete agreements were assigned a contractual useful life of 5 years. Significant assumptions included a discount rate of 15%, royalty rates of 3.5% and an assumed income tax rate of 26.5%.

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

This contingent consideration liability will be remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the year ended December 31, 2025, the Company did not recognize a loss on change in fair value of contingent consideration. Significant assumptions included a discount rate of 3.6% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 2.4%.

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

The consolidated financial statements of the Company include the results of operations of Evoke from April 30, 2025 to December 31, 2025 and do not include results of operations for periods prior to April 30, 2025. The results of operations of Evoke from April 30, 2025 to December 31, 2025 included revenues of $946 and a net loss of $157.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2025 and 2024 as if the acquisition of Evoke occurred at the beginning of fiscal year 2024. The pro forma information provided below is compiled from the preacquisition financial information of Evoke and includes pro forma adjustments to give effect to (i) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2024 or (ii) future results of operations.

	Years Ended
	December 31,
	2025	2024
Revenues	$1,641	$2,166
Net loss	$(20,108)	$(10,752)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $50 were expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations.

NOTE 5: THE MERGER

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

The following table reconciles the elements of the Merger to the consolidated statements of changes in shareholders’ equity for the year ended  December 31, 2025:

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

As of  December 31, 2025, 55,784 shares of common stock owned by WaveDancer’s pre-Merger shareholders were in Company’s treasury.

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

NOTE 6: ACCOUNTS RECEIVABLE, NET

Details of accounts receivable balance is as follows:

	December 31
	2025	2024
Accounts receivable	$204	$233
Allowance for doubtful receivables	(10)	(112)
Total	$194	$121

We maintain an allowance for estimated losses on uncollected balances. The allowance for credit losses changed as follows:

	December 31
	2025	2024
Allowance for credit losses at beginning of period	$112	$112
Provision for bad debt	$10
Accounts written off	$(112)
Total	$10	$112

NOTE 7: INVENTORY

Details of inventory balance is as follows:

	December 31,	December 31,
	2025	2024
Raw Materials	$108	$-
Work In Process	-	-
Finished Goods	-	-
Total (current)	$108	$-

NOTE 8: PREPAID EXPENSES AND DEPOSITS

Detail of prepaid expenses and deposits balance is as follows:

	December 31,
	2025	2024
Shares issued for prepaid services	$780	$417
Prepaid expenses and deposits	198	280
Total (current)	$978	$697

Shares issued for prepaid services	$-	$974
Prepaid expenses and deposits	268	683
Total (non-current)	$268	$1,657

NOTE 9: EQUIPMENT, NET

Equipment balance is as follows:

	December 31,
	2025	2024
Medical equipment, cost	$148	$148
Medical equipment subject to operating leases, cost	123	-
Office Equipment	32
Less – accumulated depreciation	(58)	(12)
Less - Impairment	(99)	-
Equipment, net	$146	$136

Depreciation expense was $46 and $12 for the years ended  December 31, 2025 and 2024, respectively.

During the reporting period, management evaluated the Company’s capitalized medical equipment costs for indicators of impairment in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. The review was prompted by a change in strategic direction resulting from the acquisition of Evoke Neuroscience and its hardware offering.

Accordingly, the Company recognized an impairment loss of $99 during the period ended December 31, 2025. This charge was recorded within “Impairment of assets” on the statement of operations, reducing the carrying value of the equipment asset to $nil.

Medical equipment subject to operating leases includes hardware leased to customers as part of the Company’s products and services offerings.

NOTE 10: LEASES

The Company enters into subscription agreements with customers under which it leases EEG equipment and provides services related to EEG testing. The lease terms range from 1 to 2 years. The subscription arrangements are classified as an operating lease. The leases do not transfer ownership of the underlying assets to the customer, do not provide the customer with a purchase option that is reasonably certain to be exercised, and the lease terms do not represent a major part of the remaining economic life of the underlying assets. The underlying assets subject to operating leases consist of EEG equipment. These assets remain on the Company’s balance sheet and are depreciated over their estimated useful lives.

Future undiscounted cash flows from the Company’s operating leases are as follows:

Year
2026	$418
2027	87
2028	-
2029	-
2030	-
Thereafter	-
Total	$505

NOTE 11: INTANGIBLE ASSETS, NET AND GOODWILL

The following tables summarize the composition of intangible assets as of  December 31, 2025 and 2024:

	December 31, 2025
	Gross			Net	Weighted
	Carrying	Accumulated	Accumulated	Carrying	Average
	Amount	Amortization	Impairment	Amount	Life
Finite lived intangible assets
BNA software	$1,109	$(84)	$(1,025)	$-	-
Developed technology	700	(52)		648	8.33
Trade names	150	(33)		117	2.33
Non-compete agreements	110	(14)		96	4.33
Total intangible assets	$2,069	$(183)	$(1,025)	$861	6.93

	December 31, 2024
	Gross			Net	Weighted
	Carrying	Accumulated	Accumulated	Carrying	Average
	Amount	Amortization	Impairment	Amount	Life
Finite lived intangible assets
BNA software	$1,109	$(55)	$(874)	$180	4.75
Total intangible assets	$1,109	$(55)	$(874)	$180	4.75

Amortization expense was $128 and $55 for the year ended  December 31, 2025 and 2024, respectively.

During the reporting period, management evaluated the Company’s capitalized software development costs for indicators of impairment in accordance with ASC 350-40, Internal-Use Software. The review was prompted by a change in strategic direction resulting from the acquisition of Evoke Neuroscience and its hardware offering.

Accordingly, the Company recognized an impairment loss of $152 during the period ended December 31, 2025. This charge was recorded within “Impairment of assets” on the statement of operations, reducing the carrying value of the software asset to $nil.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of  December 31, 2025, is summarized below:

December 31, 2025	Estimated Future Amortization Expense
2026	$150
2027	150
2028	116
2029	100
2030	345
Thereafter	-
Total	$861

NOTE 12: CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note

On December 20, 2024, the Company issued a convertible promissory note of $2,400 and warrants to purchase up to 800,000 shares of common stock at an exercise price of $4.00 per share (“Convertible Promissory Note Warrants”). The note included a discount of $360, and the Company received gross proceeds of $2,040. The note is convertible at $3.00 per share, subject to adjustments (“Conversion Option”). The principal amount of $2,400 was scheduled to mature and become due and payable on December 20, 2025. The Company bifurcated the Conversion Option and accounted for it as a derivative liability due to the conversion feature not being clearly and closely related to the economic characteristics of the host contract. On February 13, 2025, the convertible promissory note was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. The derivative liability was recorded at its estimated fair value prior to its derecognition upon conversion of the associated convertible promissory notes, resulting in a loss of $9,369. The derecognition of the Conversion Option and host contract on February 13, 2025, and the corresponding issuance of 800,000 shares of common stock at a fair value of $12,368 resulted in an additional loss of $1,353 on the consolidated statement of operations for the year ended December 31, 2025. The Company incurred $29 in transaction costs relating to the exercise of the conversion option.

The following table summarizes the amortized cost portion of the convertible promissory note:

Balance at December 31, 2023	$-
Convertible promissory note proceeds, net of transaction costs	1,955
Allocation to warrants, net of transaction costs	(636)
Allocation to Conversion Option, at fair value including transaction costs	(655)
Interest and accretion	30
Balance at December 31, 2024	$694
Interest and accretion	126
Settlement via conversion	(820)
Balance at December 31, 2025	$-

The following table summarizes the fair value changes of the Conversion Option:

Balance at December 31, 2023	$-
Allocation to Conversion Option, at fair value including transaction costs	671
Change in derivative fair value	156
Balance at December 31, 2024	$827
Change in derivative fair value	9,369
Settlement via conversion	(10,196)
Balance at December 31, 2025	$-

NOTE 13: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Compensation Act, 1963, all the Company’s employees located in Israel are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments in respect of those employees. In accordance with the Israeli Severance Compensation Act, payments for 2025 and 2024 were $45 and $33, respectively, which are included in salary and employee benefits within research and development expenses.

NOTE 14: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the IIA, on proceeds from sales of products which the IIA participated by way of grants for research and development. No grants were received in 2024 or 2023. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties based on 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the technology and considers the liability to be contingent upon generation of sales, hence no liability has been recognized as of  December 31, 2025 and 2024. The contingent liability amounts to $5,835 and $5,833 for 2025 and 2024, respectively.

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

In September 2025, the Company terminated the Purchase Agreement and as such expensed the commitment fee and deferred offering costs. There were no sales of stock under the Purchase Agreement.

c. Legal Proceedings

The Company is subject to various claims, complaints, and legal actions in the normal course of business from time to time. After consulting with counsel, the Company is not aware of any currently pending litigation for which it believes the outcome could have a material adverse effect on its operations or financial position.

NOTE 15: EQUITY

a.	Shares

On February 13, 2025, convertible promissory note (Note 11) was converted to 800,000 shares of common stock at the conversion price of $3.00 per share. Transaction costs incurred of $39 relating to the exercise of the conversion option are offset within additional paid-in capital.

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

On April 28, 2025, the Company issued 340,000 shares of common stock pursuant to the Inducement Agreement (Note 15.b).

On April 30, 2025, the Company issued 857,142 shares of common stock for the acquisition of Evoke (Note 4). The shares were measured at fair value at $3.20 per share.

On June 16, 2025, the Company entered into a securities purchase agreement with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell 400,000 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit, for aggregate gross proceeds of $1,200. Each Unit consists of (i) either (A) one share of common stock or (B) a prefunded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) at a nominal exercise price of $0.0001 per share, (ii) one common stock purchase warrant (the “$3.50 Warrant”) to purchase one share of common stock at an exercise price of $3.50 per share, exercisable for five years, and (iii) one common stock purchase warrant (the “$4.00 Warrant,” and together with the Pre-Funded Warrants and $3.50 Warrants, the “Warrants”) to purchase one share of common stock at an exercise price of $4.00 per share, also exercisable for five years. The Company issued 400,000 Units to the Investors, consisting of 340,000 shares of common stock, 60,000 Pre-Funded Warrants, 400,000 $3.50 Warrants, and 400,000 $4.00 Warrants. The Company incurred no costs associated with the issuance.

During the year ended  December 31, 2024, the Company issued 86,953 Series C Units and received aggregate gross proceeds of $1,070. The Company incurred $125 of costs associated with the issuance and issued broker warrants to purchase up to 4,163 shares of common stock to the associated broker in connection with the Series C Offering. The shares of Series C Preferred Stock issued are equity classified instruments and are recorded as equity. Each Series C Warrant entitles the purchasers to acquire one share of common stock at an exercise price of $24.62 per share for a period of three years from the date of issuance (Note 15.a). The conversion price of the Series C Preferred Stock was amended contemporaneously with the consummation of the Merger. As of August 12, 2024, the mandatory conversion feature of the Series C Preferred Stock was triggered upon the consummation of the Merger. Pursuant to the terms of Series C Preferred Stock, all issued and outstanding shares of the Series C Preferred Stock converted into 596,145 shares of common stock upon consummation of the Merger.

On July 26, 2024, the Company entered into a private placement transaction (the “PIPE”), pursuant to which the Company agreed to issue and sell (i) 319,207 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 504,324 shares of common stock, and (iii) warrants (the “PIPE Warrants”) to purchase up to 823,530 shares of common stock (as adjusted for the Exchange Ratio). The purchase price of each share of common stock and accompanying PIPE Warrant was $4.25 and the purchase price of each Pre-Funded Warrant and accompanying PIPE Warrant was $4.249. The PIPE closed on August 12, 2024, contemporaneously with the consummation of the Merger. The aggregate gross proceeds from the PIPE were approximately $3,500. The Company incurred $137 of costs associated with the issuance.

On July 27, 2024, the Company entered into four standalone strategic investment agreements. One of the service providers is owned by a director of the Company (Note 15.a). Pursuant to the strategic investment agreements, the Company agreed to issue 433,360 of shares of common stock. The shares are fully vested upon issuance and have been valued at $2,440. These shares were subject to regulatory lock-up restrictions. Of these shares, 140,749 are subject to a 12-month lock-up restriction and 292,611 shares are subject to a 6-month lock-up restriction. The restriction is a characteristic of the security and, therefore, is considered in the fair value measurements. The shares were measured at fair value, considering the effect of the post-vesting restrictions via accounting for discount for lack of marketability (“DLOM”), determined using the Finnerty model. The shares were issued on August 12, 2024, contemporaneously with the consummation of the Merger. Pursuant to the terms of the strategic investment agreements, the service providers granted the Company $2,925 of service credits to perform business consulting and software development services that are to be consumed in future. Service credits were recognized as prepaid expenses in accordance with ASC 718 (Note 6).

On August 12, 2024, the Company issued 45,344 shares of common stock with the intention to settle accrued liabilities. As the Company did not reach a contractual agreement to settle the outstanding amount, the Company recognized a note receivable as contra-equity in return for shares of common stock issued.

On August 12, 2024, pursuant to the terms of the restricted share units (the “RSUs”), all issued and outstanding RSUs of the Company vested and the Company issued 59,264 shares of common stock and recognized $410 of share-based compensation expense (Note 15.f).

In August 2024, the Company issued 802,142 shares of common stock to WaveDancer’s pre-Merger shareholders (Note 5).

During the year ended  December 31, 2024, certain warrant holders exercised their warrants to purchase 638,919 shares of common stock for proceeds of $36 for the Company.

b.	Warrants

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life
Outstanding warrants, December 31, 2024	1,971,216	$11.54	4.3
PIPE 2025 warrants	547,737	4.00
PIPE 2025 broker warrants	25,958	3.80
$3.50 Warrants	400,000	3.50
$4.00 Warrants	400,000	4.00
Exercised	(2,423,530)	5.43
Warrants Expired	(20,643)	28.85
Outstanding warrants, December 31, 2025	900,738	$16.26	6.65

During the year ended December 31, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with holders (“PIPE 2024 warrant holders”) of the Company’s existing warrants (“PIPE 2024 warrants”). Pursuant to the Inducement Agreement, PIPE 2024 warrant holders agreed to exercise for cash PIPE 2024 warrants to purchase up to 823,530 shares of common stock at an exercise price of $6.83. On February 12, 2025, PIPE 2024 warrants were exercised in full for cash proceeds of $5,625. The Company recorded a deemed dividend of $4,410 in relation to the Inducement Agreement as it is considered an inducement offer to exercise the PIPE 2024 warrants. The fair value of a deemed dividend is estimated based on the fair value of the underlying share of common stock on the warrant exercise date. On April 28, 2025, the Company issued 340,000 shares of its common stock pursuant to the Inducement Agreement.

On December 16, 2025, the Company entered into a warrants cancellation and exchange agreement (the “Warrant Exchange Agreement”) with holders of the Company's $3.50 and $4.00 Warrants. Pursuant to the Warrant Exchange Agreement, the holders agreed to exchange the $3.50 and $4.00 warrants for cash at an exercise price of $0.50. The Company recorded a deemed dividend of $239 in relation to the Warrant Exchange Agreement as it is considered an inducement offer to exercise the $3.50 Warrants and $4.00 Warrants.

Further, the Company received proceeds of $3,200 from the exercise of Convertible Promissory Note Warrants (Note 11).

c.	Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allows the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the year ended  December 31, 2025:

	Number of Warrants	Weighted Average Remaining Life
Outstanding warrants, December 31, 2024	699,546	3.22
Pre-funded warrants (Note 15.a)	167,591
Exercised	(757,903)
Expired	(1,643)
Outstanding warrants, December 31, 2025	107,591	-

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

No SARs or PSUs were issued as of December 31, 2025.

The following table presents share-based compensation expense by instrument type:

	December 31
	2025	2024
Employees stock options	$96	$1,574
Deferred Stock Units	267	$-
Restricted share units	346	410
Series D warrants	-	610
Total	$709	$2,594

A summary of option activity under the Plan as of  December 31, 2025, and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Options, December 31, 2024	470,061	$9.64	3.97	$-
Options granted	15,000	3.12
WaveDancer options	-	-
Options expired or forfeited	(141,562)	(15.32)
Outstanding Options, December 31, 2025	343,499	$7.01	2.78	$-

The share-based compensation expense related to options for  December 31, 2025 and 2024 was $96 and 1,574, respectively. The fair value of options granted for the year ended  December 31, 2025 and 2024 was $34 and $1,600, respectively. The intrinsic value of the options outstanding as of  December 31, 2025 and 2024 was $nil.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	2025	2024
Risk free rate	3.98%	3.75 - 3.82%
Dividend yield	-%	-%
Expected volatility	93.18%	86.50 - 87.60%
Expected term (in years)	3.12	3.91 - 4.93

A summary of the Company’s non-vested options as of  December 31, 2025, and changes during the year ended  December 31, 2025, is presented below.

		Weighted
		Average
	Number	Grant-
	of Stock	Date Fair
	Options	Value
Non-Vested Options, December 31, 2024	206,427	$4.56
Options granted	15,000	2.28
Options vested	(106,307)	3.01
Options forfeited	(54,062)	6.51
Non-Vested Options, December 31, 2025	61,058	$4.94

As of  December 31, 2025, there was $41 of total unrecognized compensation cost related to nonvested options granted under the Plan.

e.	Management options 2024

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

f.	Restricted share units (“RSUs”)

Upon the consummation of the Merger on August 12, 2024, RSUs vested and the Company issued 59,264 shares of common stock and recognized $410 of share-based compensation expense.

A summary of RSU activity under the Company’s equity incentive plan as of  December 31, 2025, and changes during the period ended is presented below.

	Number of Stock RSUs	Aggregate Intrinsic Value
Outstanding RSUs, December 31, 2024	-	$-
RSUs granted	464,939	-
RSUs exercised	(107,069)	-
Outstanding RSUs, December 31, 2025	357,870	$315

The share-based compensation expense related to RSUs for the year ended  December 31, 2025 and 2024 was $346 and $410, respectively. The fair value of RSUs granted for the year ended  December 31, 2025 and 2024, was $1,478 and $nil, respectively.

The fair value of each RSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of  December 31, 2025, and changes during the twelve-month period ended, is presented below.

	Number of Stock RSUs	Weighted Average Grant-Date Fair Value
Non-Vested RSUs, December 31, 2024	-	$-
RSUs granted	464,939	3.18
RSUs vested	(107,069)	3.16
Non-Vested RSUs, December 31, 2025	357,870	$3.19

As of  December 31, 2025, there was $1,140 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted average period of 2.38 years.

g.	Deferred stock units (“DSUs”)

A summary of DSU activity under the Company’s equity incentive plan as of  December 31, 2025, and changes during the period ended, is presented below.

	Number of Deferred Stock Units	Aggregate Intrinsic Value
Outstanding DSUs, December 31, 2024	-	$-
DSUs granted	239,084	-
Outstanding DSUs, December 31, 2025	239,084	$152

The share-based compensation expense related to DSUs for the year ended  December 31, 2025 and 2024 was $267 and $nil, respectively. The fair value of DSUs granted for the year ended  December 31, 2025, and 2024, was $539 and $nil, respectively.

The fair value of each DSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of  December 31, 2025, and changes during the twelve-month period ended, is presented below.

	Number of Deferred Stock Units	Weighted Average Grant-Date Fair Value
Non-Vested DSUs, December 31, 2024	-	$-
DSUs granted	239,084	2.25
DSUs vested	(66,668)	3.12
Non-Vested DSUs, December 31, 2025	172,416	$1.92

As of  December 31, 2025, there was $273 of total unrecognized compensation cost related to nonvested DSUs granted. That cost is expected to be recognized over a weighted average period of 0.83 years.

NOTE 16: BASIC AND DILUTED NET LOSS PER SHARE

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As at  December 31, 2025, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants and conversion of convertible promissory note. No adjustments have been made to the weighted average outstanding shares of common stock figures for the year ended  December 31, 2025, or 2024, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

	2025	2024
Warrants (Note 15.b)	900,738	1,971,216
Stock options (Note 15.d)	343,499	470,061
Unvested RSUs (Note 15.f)	357,870	-
Unvested DSUs (Note 15.g)	172,416	-
		-
Total	1,774,523	2,441,277

NOTE 17: RELATED PARTY TRANSACTIONS

As of December 31, 2024, the Company expensed $510 related to Bower Four Strategic agreement due to the change in employment status for CEO Greg Lipschitz.

Pursuant to the Lipschitz Agreement entered into on August 12, 2024, Mr. Lipschitz, through Bower Four Corp. (a company wholly owned by Mr. Lipschitz), is entitled to receive aggregate consideration of $950 in shares of Common Stock over three years, comprised of up to $317 of annual service credits, as defined in the agreement. As of December 31, 2025, the service credits issued in connection with the Lipschitz Agreement have been fully consumed and $nil of related prepaid expenses remain outstanding. The Board considered the Lipschitz Agreement in its assessment of Mr. Lipschitz’s independence and determined that, as a result, Mr. Lipschitz does not qualify as an independent director under applicable Nasdaq listing standards.

On June 7, 2024, the Company issued Series D warrants to purchase up to an aggregate 92,799 shares of common stock to certain investors at a nominal exercise price for a period of five years from the issuance date (Note 15.c). 30,933 of Series D warrants were granted to a company wholly owned by one of the Company’s directors. The fair value of the warrants was $203. On September 19, 2024, the director exercised the warrants to purchase 30,933 shares of common stock.

On July 27, 2024, the Company entered into a strategic investment agreement with a company wholly owned by one of the Company’s directors. Pursuant to agreement, the Company agreed to issue 140,749 shares of common stock. The shares were issued on August 12, 2024. The shares were fully vested upon issuance and were valued at $745. Pursuant to the terms of the agreement, the Company was issued $950 of service credits that are to be consumed in future. As of the year ended  December 31, 2025, $nil of related prepaid expenses were outstanding.

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

On August 12, 2024, all issued and outstanding RSUs vested and the Company issued 59,264 shares of common stock to related parties and recognized $410 of share-based compensation expense (Note 15.f).

NOTE 18: REVENUE

	December 31
	2025	2024
Type of goods and services
Service	$814	$41
Rental	74	67
Product	111	-
Subscription	110	-
Other	33	-
Total	$1,142	$108

Timing of recognition of revenue
Point in time	$850	$41
Over time	292	67
Total	$1,142	$108

	December 31
	2025	2024
Deferred revenue - beginning of period	$13	$-
Acquired in Evoke business combination	248	-
Increases due to consideration received from customers	759	28
Revenue recognized	(771)	(15)
Deferred revenue - end of period	$249	$13

NOTE 19: SEGMENT REPORTING

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

NOTE 20: INCOME TAX

	December 31, 2025	December 31, 2024
Domestic	(18,824)	(9,437)
Foreign	(1,053)	(1,023)
Total	(19,877)	(10,460)

	December 31, 2025	December 31, 2024
Domestic	-	-
State	5	(2)
Foreign	-	-
Total	5	(2)

The total provision for income taxes differs from the amount which would be computed by applying the U.S. income tax rate to loss before income taxes. The reasons for these differences are as follows:

	December 31
	2025		2024
Federal statutory income tax recovery	$(4,174)	21%	$(2,197)	21%
State and local income tax, net of federal income tax effect (a)	4	0%	2	0%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and United States	-	0%	-	0%
Change in valuation allowance and others	1	0%	4	0%
Israel
Statutory tax rate difference between Israel and United States	(21)	0%	(20)	0%
Change in valuation allowance	241	-1%	232	-2%
Non-deductible legal costs related to acquisition	-	0%	260	-2%
Non-deductible loss on the repayment of notes	2,257	-11%	-	0%
Other Non-deductible permanent differences	64	0%	76	-1%
Change in valuation allowance	1,633	-8%	1,641	-16%
Income tax expense (recovery)	$5	0%	$(2)	0%

(a) State tax in California made up the majority (greater than 50 percent) of the tax effect in this category.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and certain carry-forward balances.

The primary components of the deferred tax assets and liabilities are as follows, for the years indicated below:

	December
	2025	2024

Deferred tax assets
Non-capital loss carry-forwards from Canada	5	4
Non-capital federal loss carry-forwards from U.S.	6,174	4,149
Non-capital state loss carry-forwards from U.S.	598	-
Non-capital loss carry-forwards from Israel	18,245	15,572
Stock-based compensation	780	405
Research and development expenses	202	198
Intangible asset	-	221
Reserves and others	188	152
	26,191	20,701
Deferred tax liabilities
Intangible asset	(147)	-
Property, plant and equipment	(13)	(18)
	(161)	(18)

Valuation allowances for deferred tax assets	(26,031)	(20,683)
Net deferred tax assets	-	-

The net deferred tax assets have been offset by a valuation allowance because it is not more likely than not the Company will realize the benefit of these deferred tax assets. The Company does not have any unrecognized tax benefits as of  December 31, 2025 and 2024.

At  December 31, 2025, the Company's Canadian, US, and Israeli non-capital income tax losses, the benefit of which has not been recognized on the consolidated financial statements, expire as follows:

	Canada	US (Federal)	US (State)	Israel
2025	$-	$218	$-	$-
2026	-	218	-	-
2027	-	218	-	-
2028	-	541	-	-
2029	-	218	-	-
2030	-	218	-	-
2031	-	218	11	-
2032	-	218	30	-
2033	-	218	28	-
2034	-	218	135	-
2035	-	218	519	-
2036	-	874	386	-
2037	-	218	81	-
2038	-	-	85	-
2039	-	-	132	-
2040	-	-	356	-
2041	-	-	19	-
2042	2	-	108	-
2043	-	-	1,277	-
2044	16	-	8	-
2045	5	-	4,213	-
Indefinite	-	25,588	-	79,324
	$23	$29,399	$7,388	$79,324

The above losses in the U.S. are subject to limitation under IRC Section 382 as a result of the ownership changes on August 12, 2024, and May 5, 2025. A preliminary estimate, based on the Company’s valuation as of the dates of the ownership changes and utilizing the applicable long-term tax-exempt rate, indicates an approximate annual Section 382 limitation of $2,086. It is important to note that this limitation may be subject to certain favorable adjustments in the calculation of the annual limitation.

Included within the above presentation, the Company reduced its pre-change net operating loss carryforwards of $5,411 related to subsidiary Elminda 2022 Inc. Due to the ownership change and the determination that Elminda 2022 Inc. had no realizable value, these carryforwards are deemed to be fully limited under Section 382.

At  December 31, 2025 and 2024, the Company had a cumulative carry-forward pool of Israeli research and development expenditures in the amount of $880 and $861, respectively, which will be amortized within the next two years.

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

NOTE 21: SUBSEQUENT EVENTS

On February 3, 2026, the Company filed a Prospectus Supplement to amend a registration statement with the Securities and Exchange Commission for an at-the-market ("ATM") offering program pursuant to which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $7,434,266. The registration statement became effective on February 3, 2026. As of March 25, 2026 the Company had not sold any shares under the ATM program.

On March 8, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors") for a private placement of units ("Units") at a purchase price of $1.50 per Unit. On March 12, 2026 (the "Initial Closing"), the Company issued 1,500,000 Units for aggregate gross proceeds of $2,250,000.

Each Unit consists of: (i) one share of common stock (par value $0.0001), or a pre-funded warrant to purchase one share of common stock at $0.0001 per share for investors subject to beneficial ownership limitations of 4.99% or 9.99%; (ii) one warrant to purchase one share of common stock at $1.88 per share exercisable over five years; and (iii) one warrant to purchase one share of common stock at $2.50 per share exercisable over five years.

The Investors have the right, but not the obligation, to purchase up to an additional $18,000,000 of Units in one or more subsequent closings within 30 days of the Initial Closing Date.

The offering was conducted as a private placement under Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506(b) of Regulation D, and was structured to comply with Nasdaq Listing Rule 5635(d) without requiring stockholder approval.

The Company has agreed to file a registration statement on Form S-1 covering the resale of the shares and warrant shares on or before April 15, 2026.

In connection with the Purchase Agreement, each Investor entered into a Lock-Up Agreement restricting transfers of all securities issued under the Purchase Agreement for six months following the Initial Closing (through September 12, 2026), followed by a six-month graduated release of one-sixth of restricted securities per month through March 12, 2027.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	Firefly Neuroscience, Inc.

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

Signature	Title	Date

/s/ Greg Lipschitz	Chief Executive Officer (principal executive officer) and Director	March 31, 2026
Greg Lipschitz

/s/ Paul Krzywicki	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2026
Paul Krzywicki

/s/ David DeCaprio	President, Chief Operating Officer, and Director	March 31, 2026
David DeCaprio

/s/ Arun Menawat	Chairman of the Board of Directors	March 31, 2026
Arun Menawat

/s/ Brian Posner	Director	March 31, 2026
Brian Posner

/s/ Stella Vnook	Director	March 31, 2026
Stella Vnook