Form 10-Q
period 2026-03-31
FIREFLY NEUROSCIENCE, INC.
filed 2026-05-13
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 8, 2026, there were a total of 15,571,780 shares of the registrant’s common stock outstanding.

FIREFLY NEUROSCIENCE, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

PART I.

Financial Information

Item 1. Financial Statements.

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF March 31, 2026 AND  December 31, 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,127	$2,747
Accounts and other receivables	193	194
Prepaid expenses	1,038	978
Inventory	103	108
Total current assets	4,461	4,027
Non current assets
Prepaid expenses	254	268
Equipment, net	197	146
Intangible assets, net	823	861
Goodwill	5,175	5,175
Total non current assets	6,449	6,450
TOTAL ASSETS	$10,910	$10,477

LIABILITIES
Current liabilities
Trade payables	$1,329	$1,347
Accrued liabilities	453	766
Deferred revenue	194	228
Contingent consideration payable	478	478
Total current liabilities	2,454	2,819
Non current liabilities
Deferred revenue	14	21
TOTAL LIABILITIES	$2,468	$2,840

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value: 1,000,000 shares authorized; nil issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common shares, $0.0001 par value: 5,000,000,000 shares authorized; 14,865,356 and 13,964,367 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	122,060	119,251
Accumulated deficit	(113,619)	(111,615)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	8,442	7,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,910	$10,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE three months ended March 31, 2026 and 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2026	2025

REVENUE	$485	$43
COST OF GOODS SOLD	264	-
GROSS PROFIT	221	43

OPERATING EXPENSES:
Research and development expenses	424	312
Selling and marketing expenses	141	208
General and administration expenses	1,666	1,588
TOTAL OPERATING EXPENSES	2,231	2,108

OPERATING LOSS	(2,010)	(2,065)

OTHER INCOME (EXPENSE)
Interest and bank fees	(7)	(128)
Interest income	14	-
Unrealized gain (loss) on foreign exchange	(1)	3
Change in derivative fair value	-	(9,369)
Loss on settlement	-	(1,353)
Other income (expense), net	-	(18)
TOTAL OTHER INCOME (EXPENSE)	6	(10,865)

LOSS BEFORE INCOME TAX	(2,004)	(12,930)

Income tax provision	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(2,004)	$(12,930)

Deemed dividend on warrant inducement	(90)	(4,410)

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,094)	(17,340)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(1.74)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	16,227,346	9,956,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

March 31, 2026 and 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common stock					Total
		Number of		Additional		Shareholder’s
	Number of	shares to		paid-in	Accumulated	equity
	shares	be issued	Amount	capital	deficit	(deficit)

BALANCE AT DECEMBER 31, 2025	13,964,367	-	$1	$119,251	$(111,615)	$7,637
Private placement, net of issuance costs	450,967	-	-	2,236	-	2,236
Shares issued - warrants exercised	300,000	-	-	150	-	150
Shares issued for conversion of Convertible Promissory Note	-	-	-	-	-	-
Shares issues for consulting services	-	-	-	-	-	-
Share-based compensation expense	150,022	-	-	423	-	423
Deemed dividend on warrant inducement	-	-	-	-	-	-
Net loss	-	-	-	-	(2,004)	(2,004)
BALANCE AT MARCH 31, 2026	14,865,356	-	$1	$122,060	$(113,619)	$8,442

BALANCE AT DECEMBER 31, 2024	8,122,060	-	$-	$86,709	$(87,084)	$(375)
Private placement, net of issuance costs	547,737	-	-	1,464	-	1,464
Shares issued - warrants exercised	2,186,595	-	1	8,827	-	8,828
Shares issued for conversion of Convertible Promissory Note	800,000	-	-	12,329	-	12,329
Shares issues for consulting services	22,344	-	-	32	-	32
Share-based compensation expense	-	-	-	247	-	247
Deemed dividend on warrant inducement	-	-	-	-	(4,410)	(4,410)
Net loss	-	-	-	-	(12,930)	(12,930)
BALANCE AT MARCH 31, 2025	11,678,736	-	$1	$109,608	$(104,424)	$5,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2026 and 2025

(IN THOUSANDS)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,004)	$(12,930)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45	19
Share-based compensation expense	423	247
Accretion expense on convertible promissory note	-	126
Change in derivative fair value	-	9,369
Loss on settlement of convertible promissory note	-	1,353
Drawdown in shares issued for prepaid services	157	63
Shares issued for consulting services	-	32
Changes in operating assets and liabilities:
Change in receivables	1	21
Change in prepaid expenses	(203)	(124)
Change in inventory	5	-
Change in trade payables	(18)	(204)
Change in accrued liabilities	(313)	(470)
Change in deferred revenue	(41)	(13)
Net cash used in operating activities	(1,948)	(2,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(58)	(7)
Net cash used in investing activities	(58)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares, net of issuance costs	2,236	1,425
Proceeds from exercise of warrants	150	8,828
Net cash provided by financing activities	2,386	10,253
INCREASE IN CASH	380	7,735
BALANCE OF CASH AT THE BEGINNING OF PERIOD	2,747	1,810
BALANCE OF CASH AT THE END OF PERIOD	$3,127	$9,545

Non-cash investing and financing activities
Shares issued for conversion of the convertible promissory note	-	12,329
Deemed dividend on warrant inducement	90	4,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BUSINESS DESCRIPTION

Overview

Firefly Neuroscience, Inc., a Delaware corporation, and its wholly owned subsidiaries Evoke Neuroscience, Inc., a Delaware corporation, Firefly Neuroscience 2023, Inc., a Delaware corporation, Firefly Neuroscience Ltd., an Israeli corporation, Elminda 2022 Inc., a Delaware corporation, Firefly Neurosciences Canada Inc., a Canadian corporation, and Elminda Canada Inc., a Canadian corporation (collectively, the “Company”), are engaged in the development, marketing and distribution of medical devices and technology allowing high resolution visualization and evaluation of the complex neuro-physiological interconnections of the human brain.

The combined entity operates under the name Firefly Neuroscience, Inc., and on August 13, 2024, the Company began trading on the Nasdaq Capital Market (NASDAQ Ticker Symbol: AIFF).

NOTE 2: GOING CONCERN

As of  March 31, 2026, the Company had an accumulated deficit of $113,619 and negative cash flow from operating activities for the three months ended March 31, 2026, of $1,948. Further, the Company has recurring losses with insufficient revenue from operations and expects to continue generating losses and using cash for operations. The Company's cash requirements have been met through the sales of common stock, issuance of debt and warrant exercises. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Management of the Company has a reasonable expectation that the Company can continue raising additional capital to continue in operational existence for the foreseeable future. During the three months ended March 31, 2026, the Company raised $2,386 in gross proceeds through the initial closing of a private placement of units and the exercise of warrants (see Note 13 - Equity). Subsequent to March 31, 2026, the Company raised an additional $8,000 in gross proceeds through an additional closing of the same private placement and, on May 6, 2026, entered into a new securities purchase agreement for aggregate gross proceeds of up to $1,000, in each case as described in Note 17 - Subsequent Events. The Company's ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control and there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all.

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended  December 31, 2025, and the notes thereto included in the Company’s Form 10-K filed with the SEC on March 31, 2026. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. All amounts are disclosed in thousands, except share and per share amounts. The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its consolidated financial position, results of operations, and cash flows of the Company for all periods presented.

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

Significant accounting policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited consolidated financial statements since the year ended  December 31, 2025.

Impact of recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires public business entities to disclose, in the notes to the financial statements, specified components of certain income statement expense line items presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and amortization of intangible assets, on both an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosures in the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) (“ASU 2025-05”) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

In September 2025, the FASB issued Account Standards Update, or ASU, 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350 40): Targeted Improvements to the Accounting for Internal-Use Software”, to modernize the accounting for internal-use software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new guidance, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance will be effective for the Company for interim and annual periods beginning January 1, 2028. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements.

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

This contingent consideration of liability will be remeasured at fair value for each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the three months ended March 31, 2026, the Company did not recognize a change in fair value of contingent consideration. Significant assumptions included a discount rate of 3.6% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 2.4%.

The condensed consolidated financial statements of the Company include the results of operations of Evoke from April 30, 2025 to  March 31, 2026 and do not include results of operations for periods prior to April 30, 2025.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 as if the acquisition of Evoke occurred at the beginning of fiscal year 2025. The pro forma information provided below is compiled from the preacquisition financial information of Evoke and includes pro forma adjustments to give effect to (i) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2025 or (ii) future results of operations. The results of operations of Evoke from January 1, 2025 to March 31, 2025 included revenues of $374 and a net loss of $131.

	Three Months Ended
	March 31,
	2026	2025
Revenues	$485	$417
Net loss	$(2,004)	$(13,061)

NOTE 5: ACCOUNTS AND OTHER RECEIVABLES

Details of accounts and other receivables balance is as follows:

	March 31,	December 31,
	2026	2025
Accounts receivable	$129	$124
Allowance for expected credit losses	(10)	(10)
Other receivables	70	80
Total	$189	$194

	March 31,	December 31,
	2026	2025
Allowance for credit losses at beginning of period	$10	$112
Provision for bad debt	-	10
Accounts written off	-	(112)
Total	$10	$10

NOTE 6: PREPAID EXPENSES

Details of prepaid expenses balance is as follows:

	March 31,	December 31,
	2026	2025
Shares issued for prepaid services	$623	$780
Prepaid expenses	415	198
Total (current)	$1,038	$978

Shares issued for prepaid services	$-	$-
Prepaid expenses	254	268
Total (non-current)	$254	$268

NOTE 7: INVENTORY

Details of inventory balance is as follows:

	March 31,	December 31,
	2026	2025
Raw Materials	$103	$108
Work In Process	-	-
Finished Goods	-	-
Total (current)	$103	$108

NOTE 8: EQUIPMENT

Equipment balance is as follows:

	March 31,	December 31,
	2026	2025
Medical equipment, cost	$148	$148
Medical equipment subject to operating leases, cost	177	123
Office Equipment	36	32
Less – accumulated depreciation	(65)	(58)
Less - Impairment	(99)	(99)
Equipment, net	$197	$146

Depreciation expenses were $7 and $9 for the three months ended March 31, 2026, and 2025, respectively.

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

Future undiscounted cash flows from the Company’s operating leases are as follows:

Year
2026	$610
2027	225
2028	3
2029	-
2030	-
Thereafter	-
Total	$838

NOTE 10: INTANGIBLE ASSETS, NET AND GOODWILL

The following tables summarize the composition of intangible assets as of  March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Weighted
	Amount	Amortization	Impairment	Amount	Average Life
Finite lived intangible assets
Developed technology	700	(72)	-	628	8.09
Trade names	150	(46)	-	104	2.09
Non-compete agreements	110	(19)	-	91	4.09
Total intangible assets	$960	$(137)	$-	$823	6.69

	December 31, 2025
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Weighted
	Amount	Amortization	Impairment	Amount	Average Life
Finite lived intangible assets
BNA software	$1,109	$(84)	$(1,025)	$-	-
Developed technology	700	(52)	-	648	8.33
Trade names	150	(33)	-	117	2.33
Non-compete agreements	110	(14)	-	96	4.33
Total intangible assets	$2,069	$(183)	$(1,025)	$861	6.93

Amortization expense was $38 and $10 for the three months ended March 31, 2026, and 2025, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of  March 31, 2026, is summarized below:

Estimated
Future
Amortization
Expense
2026	$112
2027	150
2028	116
2029	100
2030 and therafter	345
Total	$823

NOTE 11: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Pay Law, 1963, all of the Company’s employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments with respect to those employees. In accordance with the Israeli Severance Pay Law, 1963, severance payments, which are included in salary and employee benefits, were $10 and $11 for the three months ended March 31, 2026, and 2025, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in the period beginning January 1, 2024 through  March 31, 2026. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the underlying technology and considers the liability to be contingent upon generation of sales utilizing said underlying technology, hence no liability has been recognized as of  March 31, 2026, and  December 31, 2025. The contingent liability amounts to $5,861 and $5,835 for  March 31, 2026, and  December 31, 2025 respectively.

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

NOTE 13: EQUITY

a. Shares

On February 3, 2026, the Company filed a Prospectus Supplement to amend a registration statement with the Securities and Exchange Commission for an at-the-market ("ATM") offering program pursuant to which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $7,434. The registration statement became effective on February 3, 2026. As of March 31, 2026 the Company had not sold any shares under the ATM program.

On March 8, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors") for a private placement of units ("Units") at a purchase price of $1.50 per Unit. On March 12, 2026 (the "Initial Closing"), the Company issued 1,500,000 Units for aggregate gross proceeds of $2,250.

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

The Investors have the right, but not the obligation, to purchase up to an additional $18,000 of Units in one or more subsequent closings within 30 days of the Initial Closing Date. On April 16, 2026, the Company consummated an additional closing. (see Note 17 - Subsequent Events)

The offering was conducted as a private placement under Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506(b) of Regulation D, and was structured to comply with Nasdaq Listing Rule 5635(d) without requiring stockholder approval.

The Company has agreed to file a registration statement covering the resale of the shares and warrant shares on or before May 21, 2026.

In connection with the Purchase Agreement, each Investor entered into a Lock-Up Agreement restricting transfers of all securities issued under the Purchase Agreement for six months following the Initial Closing (through September 12, 2026), followed by a six-month graduated release of one-sixth of restricted securities per month through March 12, 2027. The lock-ups were subsequently amended to have the lock-up period end May 16, 2026.

b. Warrants

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life (Years)
Outstanding warrants, December 31, 2025	900,738	$16.26	6.65
PIPE 2026 warrants	3,000,000	2.19	-
Exercised	-	-	-
Warrants Expired	-	-	-
Outstanding warrants, March 31, 2026	3,900,738	$5.69	4.33

c. Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allow the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Remaining
	Warrants	Life (Years)
Outstanding warrants, December 31, 2025	107,591	-
Pre-Funded Warrants (Note 13.a)	1,049,033	4.95
Exercised	-	-
Expired	-	-
Outstanding warrants, March 31, 2026	1,156,624	4.49

d. Employees stock option plan

A summary of option activity under the Company’s equity incentive plan as of  March 31, 2026, and changes during the period then ended is presented below.

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding Options, December 31, 2025	343,499	$7.01	2.78	$-
Options granted	-	-	-	-
Options forfeited	(11,490)	16.16	-	-
Outstanding Options, March 31, 2026	332,009	$6.69	2.51	$-

The share-based compensation expense related to options for the three months ended March 31, 2026 was $9 and $86 three months ended March 31, 2025, respectively. The fair value of options granted for the three months ended March 31, 2026 and 2025, was $nil and $34, respectively. The intrinsic value of the options outstanding as of  March 31, 2026 is $nil ( December 31, 2025: $nil).

A summary of the Company’s nonvested options as of  March 31, 2026, and changes during the three-month period ended, is presented below.

		Weighted
	Number of	Average
	Stock	Grant-Date
	Options	Fair Value
Non-Vested Options, December 31, 2025	61,058	$4.94
Options granted	-	-
Options vested	(25,442)	-
Options forfeited	(1,533)	-
Non-Vested Options, March 31, 2026	34,083	$3.24

As of  March 31, 2026, there was $34 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next 2.5 years.

e. Restricted share units (“RSUs”)

A summary of RSU activity under the Company’s equity incentive plan as of  March 31, 2026, and changes during the period ended is presented below.

		Aggregate
	Number of	Intrinsic
	Stock RSUs	Value
Outstanding, December 31, 2025	357,870	$315
RSUs granted	110,860	-
RSUs exercised	(150,022)	-
Outstanding, March 31, 2026	318,708	$695

The share-based compensation expense related to RSUs for the three months ended March 31, 2026 was $332 and $1 for the three months ended March 31, 2025, respectively. The fair value of RSUs granted for the three months ended March 31, 2026, and 2025, was $1,478 and $31, respectively.

The fair value of each RSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of  March 31, 2026, and changes during the three-month period ended, is presented below.

		Weighted
		Average
	Number of	Grant-Date
	Stock RSUs	Fair Value
Non-vested RSUs, December 31, 2025	357,870	$3.19
RSUs granted	110,860	1.89
RSUs vested	(150,022)	2.23
Non-vested RSUs, March 31, 2026	318,708	$3.19

As of  March 31, 2026, there was $1,009 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted average period of 2.14 years.

f. Deferred stock units (“DSUs”)

A summary of DSU activity under the Company’s equity incentive plan as of  March 31, 2026, and changes during the period ended, is presented below.

	Number of	Aggregate
	Deferred	Intrinsic
	Stock Units	Value
Outstanding DSUs, December 31, 2025	239,084	$152
DSUs granted	-	-
Outstanding DSUs, March 31, 2026	239,084	$521

The share-based compensation expense related to DSUs for the three months ended March 31, 2026 was $82 and $nil for the three months ended March 31, 2025, respectively. The fair value of DSUs granted for the three months ended March 31, 2026, and 2025, was $nil, respectively.

The fair value of each DSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of  March 31, 2026, and changes during the three-month period ended, is presented below.

		Weighted
		Average
	Number of	Grant-Date
	Stock DSUs	Fair Value
Non-vested DSUs, December 31, 2025	172,416	$1.92
DSUs granted	-	-
DSUs vested	(43,103)	-
Non-vested DSUs, March 31, 2026	129,313	$1.92

As of  March 31, 2026, there was $191 of total unrecognized compensation cost related to nonvested DSUs granted. That cost is expected to be recognized over a weighted average period of 7 months.

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As of  March 31, 2026, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants, RSUs and DSUs. No adjustments have been made to the weighted average outstanding shares of common stock figures for the three months ended March 31, 2026, or 2025, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

	2026	2025
Warrants (Note 13.b)	3,900,738	921,381
Stock options (Note 13.d)	332,009	476,741
Unvested RSUs (Note 13.e)	318,708	10,000
Unvested DSUs (Note 13.f)	129,313	33,332
Shares issuable pursuant to Series C Preferred Stock	-	340,000
Total	4,680,768	1,781,454

For the purposes of the computation of basic and diluted net loss per share, an amount recognized as a deemed dividend reduced net loss available to common stockholders in a manner similar to the application of the two-class method. The net loss available to common stockholders for the three months ended March 31, 2025 was adjusted by the deemed dividend associated with the Inducement Agreement

NOTE 15: REVENUE

	Three Months Ended
	March 31,
	2026	2025
Type of goods and services
Service	$216	$9
Rentals	15	34
Product	87	-
Subscriptions	161	-
Other miscellaneous products	6	-
Total	$485	$43

Timing of recognition of revenue
Point in time	280	9
Over time	205	34
Total	$485	$43

	Three Months Ended
	March 31,
	2026	2025
Deferred revenue - beginning of period	$249	$13
Increases due to consideration received from customers	251	-
Revenue recognized	(292)	-
Deferred revenue - end of period	$208	$13

The deferred revenue balance at March 31, 2026 consists of $194 classified as current and $14 classified as non-current on the condensed consolidated balance sheet.

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

NOTE 17. SUBSEQUENT EVENTS

On April 16, 2026, the Company consummated an additional closing (the “Additional Closing”) under the Securities Purchase Agreement dated March 8, 2026 (the “Purchase Agreement”), pursuant to which the Company issued 5,333,333 units at a purchase price of $1.50 per unit for aggregate gross proceeds of $8,000. Each unit consisted of either one share of common stock or one pre-funded warrant exercisable at $0.0001 per share, together with (i) one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $1.88 per share (the “150% Warrants”) and (ii) one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $2.50 per share (the “200% Warrants”). In connection with the Additional Closing, the Company issued 762,208 shares of common stock, a pre-funded warrant to purchase 4,571,125 shares of common stock, 150% Warrants to purchase 5,333,333 shares of common stock, and 200% Warrants to purchase 5,333,333 shares of common stock, all warrants expiring April 16, 2031. The exercise of all warrants is subject to a 4.99% beneficial ownership limitation. The securities were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. In connection with the Additional Closing, the Company and the investor entered into an amended and restated lock-up agreement restricting transfers of the securities for a 30-day period ending May 16, 2026. The Company has agreed to file a registration statement covering the resale of the shares and warrant shares by May 21, 2026.

On May 6, 2026, the Company entered into a securities purchase agreement (the “May 2026 Purchase Agreement”) with an accredited investor (the “May 2026 Investor”), pursuant to which the Company agreed to issue and sell to the May 2026 Investor up to 666,667 units (each a “May 2026 Unit” and, collectively, the “May 2026 Units”), at a purchase price of $1.50 per May 2026 Unit, for aggregate gross proceeds of up to $1,000. Each May 2026 Unit consists of (i) one share of Common Stock, par value $0.0001 per share (each a “May 2026 Share” and, collectively, the “May 2026 Shares”); (ii) one common stock purchase warrant (each a “May 150% Warrant” and, collectively, the “May 150% Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $1.88 per share; (iii) one common stock purchase warrant (the “May 200% Warrant”, together with the May 150% Warrants, the “May 2026 Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $2.50 per share; and (iv) the issuance of the Common Stock upon the exercise of the May 2026 Warrants (collectively, the “May 2026 Warrant Shares”). The May 2026 Warrants include a beneficial ownership limitation, which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise any portion of the May 2026 Warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% or 9.99%, as applicable to the May 2026 Investor, of the outstanding shares of Common Stock immediately after the issuance of the Common Stock issuable upon such exercise. The May 2026 Warrants are not exercisable until the Company has obtained approval from its stockholders (“Shareholder Approval”) for the issuance of the Common Stock. The Company is required to use commercially reasonable efforts to obtain Shareholder Approval within ninety (90) days following the date of the May 2026 Purchase Agreement.

Pursuant to the May 2026 Purchase Agreement, the Company agreed to file a registration statement with the SEC covering the resale of the May 2026 Shares and the May 2026 Warrant Shares as soon as practicable and, in any event, on or before May 21, 2026. The closing of the offering is conditioned on the effectiveness of such registration statement and receipt of Shareholder Approval.

The securities were offered and sold in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. As of the date of this Quarterly Report on Form 10-Q, the closing of this offering had not yet occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Firefly Neuroscience, Inc., a Delaware corporation and its subsidiaries. All amounts are disclosed in thousands, except share and per share amounts and price.

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

These forward-looking statements are based on information available as of the date of this Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “2025 Annual Report”). If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Our FDA-510(k) cleared Evoke System, commercially deployed as the Evoke System, is in active use across more than 85 clinical sites in the United States as of March 31, 2026. Clinicians use the system to perform EEG and ERP assessments, which are analyzed by our cloud-based platform and returned as structured reports designed to support clinical decision-making. Our subscription-based commercial model creates a recurring revenue stream that scales in lockstep with clinical utilization, meaning that the more deeply clinicians integrate electrophysiological assessment into their practice, the more revenue we generate and the more our database grows.

Recent Developments

At the Market Offering Agreement

On February 3, 2026, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC (“Konik”), pursuant to which we may, from time to time, offer and sell shares of our Common Stock, par value $0.0001 per share, having an aggregate sales price of up to $7,434,266 (the “ATM Shares”) through Konik as principal or agent. Sales of the ATM Shares through Konik, if any, will be made by any method permitted by law deemed to be an “at the market offering” (the “ATM”), as defined in Rule 415(a)(4) under the Securities Act. Konik will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell the ATM Shares from time to time, based on instructions from the Company.

The offer and sale of shares of Common Stock is being made pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the SEC on December 3, 2025 (File No. 333-282931) (the “Shelf Registration Statement”), and a related prospectus, as supplemented by prospectus supplements pursuant to Rule 424(b) under the Securities Act. The Shelf Registration Statement was declared effective by the SEC on December 5, 2025.

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

As of May 8, 2026 we had not sold any shares under the ATM Agreement.

March 2026 Units Offering

On March 8, 2026, we entered into a securities purchase agreement (the “March 2026 Purchase Agreement”) with certain accredited investors (each a “March 2026 Investor” and, collectively, the “March 2026 Investors”), pursuant to which we agreed to issue and sell up to 13,500,000 units (each a “March 2026 Unit” and, collectively, the “March 2026 Units”), at a purchase price of $1.50 per March 2026 Unit. Pursuant to the March 2026 Purchase Agreement, (i) the March 2026 Investors agreed to purchase March 2026 Units for an aggregate purchase price of $2,250,000 (the “Initial Investment”) at an initial closing (the “Initial Closing”), and (ii) the March 2026 Investors had the right, but not the obligation, to purchase in the aggregate up to $18,000,000 of March 2026 Units (the “Additional Investment”) in one or more subsequent closings (each, an “Additional Closing” and, together with the Initial Closing, each a “Closing”) in respect of one or more Additional Investments, within 30 days following the Initial Closing.

Each March 2026 Unit consists of (i) either (A) one share of Common Stock, or (B) a prefunded warrant to purchase one share of Common Stock (each a “March 2026 Pre-Funded Warrant” and, collectively, the “March 2026 Pre-Funded Warrants”) at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of Common Stock instead of the March 2026 Pre-Funded Warrants would have caused the March 2026 Investors to own in excess of 4.99% or 9.99%, as applicable to each such March 2026 Investor, of the outstanding Common Stock on a post-issuance basis; (ii) one common stock purchase warrant (each a “150% Warrant” and, collectively, the “150% Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $1.88 per share; (iii) one common stock purchase warrant (the “200% Warrant”, together with the March 2026 Pre-Funded Warrants and 150% Warrants, the “March 2026 Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $2.50 per share; and (iv) the issuance of the Common Stock upon the exercise of the March 2026 Warrants (collectively, the “March 2026 Warrant Shares”). The March 2026 Warrants include a beneficial ownership limitation, which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise any portion of the March 2026 Warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% or 9.99%, as applicable to each such March 2026 Investor, of the outstanding shares of Common Stock immediately after the issuance of the Common Stock issuable upon exercise.

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

On April 16, 2026, we consummated an Additional Closing under the March 2026 Purchase Agreement  pursuant to which we issued 5,333,333 units at a purchase price of $1.50 per unit for aggregate gross proceeds of $8,000,000. Each unit consisted of either one share of Common Stock or one pre-funded warrant exercisable at $0.0001 per share, together with (i) one five-year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $1.88 per share and (ii) one five-year Common Stock purchase warrant to purchase one share of common stock at an exercise price of $2.50 per share. See Note 17 — Subsequent Event for additional details.

May 2026 Units Offering

On May 6, 2026, we entered into a securities purchase agreement (the “May 2026 Purchase Agreement”) with an accredited investor (the “May 2026 Investor”), pursuant to which we agreed to issue and sell to the May 2026 Investor up to 666,667 units (each a “May 2026 Unit” and, collectively, the “May 2026 Units”), at a purchase price of $1.50 per May 2026 Unit, for aggregate gross proceeds of up to $1,000,000. Each May 2026 Unit consists of (i) one share of Common Stock, par value $0.0001 per share (each a “May 2026 Share” and, collectively, the “May 2026 Shares”); (ii) one common stock purchase warrant (each a “May 150% Warrant” and, collectively, the “May 150% Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $1.88 per share; (iii) one common stock purchase warrant (the “May 200% Warrant”, together with the May 150% Warrants, the “May 2026 Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $2.50 per share; and (iv) the issuance of the Common Stock upon the exercise of the May 2026 Warrants (collectively, the “May 2026 Warrant Shares”). The May 2026 Warrants include a beneficial ownership limitation, which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise any portion of the May 2026 Warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% or 9.99%, as applicable to the May 2026 Investor, of the outstanding shares of Common Stock immediately after the issuance of the Common Stock issuable upon such exercise. The May 2026 Warrants are not exercisable until the Company has obtained approval from its stockholders (“Shareholder Approval”) for the issuance of the Common Stock. The Company is required to use commercially reasonable efforts to obtain Shareholder Approval within ninety (90) days following the date of the May 2026 Purchase Agreement.

Pursuant to the May 2026 Purchase Agreement, we agreed to file a registration statement with the SEC covering the resale of the May 2026 Shares and the May 2026 Warrant Shares as soon as practicable and, in any event, on or before May 21, 2026. The closing of the offering is conditioned on the effectiveness of such registration statement and receipt of Shareholder Approval.

The securities were offered and sold in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. As of the date of this Quarterly Report on Form 10-Q, the closing of this offering had not yet occurred.

Financial Operations Overview

Revenue

Revenue consists of subscriptions with associated equipment, per-use fees, equipment sales, equipment rentals, and the undertaking of projects and/or clinical studies and other related services. In the future, we plan to generate revenue through two commercial channels: through the use of our products by healthcare professionals in the United States and through collaborations with pharmaceutical companies in support of neuroscience drug development.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31,
	$US, in thousands
	2026	2025	Change ($)

REVENUE	$485	$43	$442
COST OF GOODS SOLD	264	-	264
GROSS PROFIT	221	43	178

OPERATING EXPENSES:
Research and development expenses	424	312	112
Selling and marketing expenses	141	208	(67)
General and administration expenses	1,666	1,588	78
TOTAL OPERATING EXPENSES	2,231	2,108	123

OPERATING LOSS	(2,010)	(2,065)	55

OTHER INCOME (EXPENSE)
Interest and bank fees	(7)	(128)	121
Interest income	14	-	14
Foreign exchange gain (loss)	(1)	3	(4)
Change in derivative fair value	-	(9,369)	9,369
Loss on settlement	-	(1,353)	1,353
Other income (expenses)	-	(18)	18
TOTAL OTHER INCOME (EXPENSES)	6	(10,865)	10,871

LOSS BEFORE INCOME TAX	(2,004)	(12,930)	10,926
Provision for income tax	-	-	-
NET LOSS	$(2,004)	$(12,930)	10,926

Revenue

Revenue for the three months ended March 31, 2026, was $485, as compared to $43, in the three months ended March 31, 2025, representing an increase of $442, or 1028%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026, was $264, up from $nil in the same period of 2025, reflecting Evoke material costs representing 38% of the increase and people costs representing another 47%.

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026, were $424, as compared to $312, for the three months ended March 31, 2025, representing a increase of $112, or 36%. The increase was primarily due to an increase in spending on product development.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2026, were $141, as compared to $208, for the three months ended March 31, 2025, representing a decrease of $67, or 32%. The decrease was primarily due to headcount reduction representing 41% of the decrease and a reduction in outside consultants representing another 42%.

General and Administration Expenses

General and administration expenses for the three months ended March 31, 2026, were $1,666 as compared to $1,588, for the three months ended March 31, 2025, representing an increase of $78, or 5%. The increase was primarily due to the regular business operating expenses.

Other Income (Expense)

Other Income (Expense) for the three months ended March 31, 2026, was $6, as compared to $10,865, for the three months ended March 31, 2025, representing a decrease in income of $10,871 or 100%. The primary reason for the decrease is a result of the settlement of the Convertible Promissory Note in Q1 2025 which resulted in an expense of $10,722.

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

As of March 31, 2026, we had cash of $3,127, compared to $2,747 as of December 31, 2025, an increase of $380 during the three months ended March 31, 2026. The increase reflects net proceeds from the Initial Closing of our March 2026 private placement, partially offset by cash used in operating and investing activities during the period. Subsequent to March 31, 2026, on April 16, 2026, we raised an additional $8,000 in gross proceeds through the Additional Closing of the same private placement with an accredited investor. Total aggregate gross proceeds raised under the Securities Purchase Agreement dated March 8, 2026, including both closings, were $10,250. Additionally, on May 6, 2026, we entered into a new securities purchase agreement for aggregate gross proceeds of up to $1,000, which has not yet closed. See Recent Financings below and Note 17 — Subsequent Event.

For the next 12 months, we expect to continue to incur negative cash flows from operations as we integrate the Evoke and BNA products and continue to invest in the expansion of our sales organization. The acquisition has expanded our product portfolio and introduced recurring revenue from Evoke product sales; however, we do not expect revenue to be sufficient to cover operating expenses in the near term.

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

There is substantial doubt about our ability to continue as a going concern, as evidenced by our accumulated deficit of $113,619 and negative cash flows from operating activities of $1,948 for the three months ended March 31, 2026. The report of our independent registered public accounting firm for the year ended December 31, 2025 also expressed substantial doubt about our ability to continue as a going concern.

Management's plan to address the conditions giving rise to substantial doubt includes: (i) disciplined operating expense management and integration synergies from the Evoke acquisition; (ii) targeted commercial expansion to drive recurring revenue from the combined Evoke and BNA product portfolio; (iii) continued access to capital markets through equity financings including our at-the-market offering program with up to $7.4 million in available capacity. During the three months ended March 31, 2026, the Company raised $2,386 in gross proceeds through the Initial Closing of a private placement of units and the exercise of warrants (see Note 13 - Equity). Subsequent to March 31, 2026, the Company raised an additional $8,000 in gross proceeds through the April 2026 Additional Closing and entered into the May 2026 Purchase Agreement for up to $1,000 of additional proceeds (see Note 17 - Subsequent Event). These plans involve assumptions about capital markets and customer demand that may not occur as expected, and there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all.

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

Cash flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	Three Months Ended
	March 31,
	2026	2025	Change
		(in thousands)
Net cash (used in) provided by

Operating activities	$(1,948)	$(2,511)	$563

Investing activities	$(58)	$(7)	$(51)

Financing activities	$2,386	$10,253	$(7,867)

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $1,948 as compared to $2,511, for the three months ended March 31, 2025, representing a decrease of $563, or 22%. This decrease in net cash used in operating activities is primarily due to an a reduction in debt carried out in Q1 of 2025.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $58, as compared to $7, cash used in investing activities for the three months ended March 31, 2025, representing an increase of $51, or 729%. The increase in cash used in investing activities is primarily attributed to the acquisition of equipment to build additional Evoke Systems.

Financing Activities

For the three months ended March 31, 2026, net cash provided from financing activities was $2,386, as compared to $10,253, for the three months ended March 31, 2025, representing a decrease of $7,867, or 77%. The decrease was primarily due to warrant exercises in Q1 of 2025.

Recent Financings

At the Market Offering Agreement

On February 3, 2026, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC (“Konik”), pursuant to which we may, from time to time, offer and sell shares of our Common Stock, par value $0.0001 per share, having an aggregate sales price of up to $7,434,266 (the “ATM Shares”) through Konik as principal or agent. Sales of the ATM Shares through Konik, if any, will be made by any method permitted by law deemed to be an “at the market offering” (the “ATM”), as defined in Rule 415(a)(4) under the Securities Act. Konik will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell the ATM Shares from time to time, based on instructions from the Company.

The offer and sale of shares of Common Stock is being made pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the SEC on December 3, 2025 (File No. 333-282931) (the “Shelf Registration Statement”), and a related prospectus, as supplemented by prospectus supplements pursuant to Rule 424(b) under the Securities Act. The Shelf Registration Statement was declared effective by the SEC on December 5, 2025.

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

As of May 8, 2026, we had not sold any shares under the ATM Agreement.

March 2026 Units Offering

On March 8, 2026, we entered into a securities purchase agreement (the “March 2026 Purchase Agreement”) with certain accredited investors (each a “March 2026 Investor” and, collectively, the “March 2026 Investors”), pursuant to which we agreed to issue and sell up to 13,500,000 units (each a “March 2026 Unit” and, collectively, the “March 2026 Units”), at a purchase price of $1.50 per March 2026 Unit. Pursuant to the March 2026 Purchase Agreement, (i) the March 2026 Investors agreed to purchase March 2026 Units for an aggregate purchase price of $2,250,000 (the “Initial Investment”) at an initial closing (the “Initial Closing”), and (ii) the March 2026 Investors had the right, but not the obligation, to purchase in the aggregate up to $18,000,000 of March 2026 Units (the “Additional Investment”) in one or more subsequent closings (each, an “Additional Closing” and, together with the Initial Closing, each a “Closing”) in respect of one or more Additional Investments, within 30 days following the Initial Closing.

Each March 2026 Unit consists of (i) either (A) one share of Common Stock, or (B) a prefunded warrant to purchase one share of Common Stock (each a "March 2026 Pre-Funded Warrant" and, collectively, the "March 2026 Pre-Funded Warrants”) at a nominal exercise price of $0.0001 per share, to the extent that acquiring the shares of Common Stock instead of the March 2026 Pre-Funded Warrants would have caused the March 2026 Investors to own in excess of 4.99% or 9.99%, as applicable to each such March 2026 Investor, of the outstanding Common Stock on a post-issuance basis; (ii) one common stock purchase warrant (each a “150% Warrant” and, collectively, the “"150% Warrants”“) to purchase one share of Common Stock over five (5) years at an exercise price of $1.88 per share; (iii) one common stock purchase warrant (the “200% Warrant”, together with the March 2026 Pre-Funded Warrants and 150% Warrants, the “March 2026 Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $2.50 per share; and (iv) the issuance of the Common Stock upon the exercise of the March 2026 Warrants (collectively, the “March 2026 Warrant Shares”). The March 2026 Warrants include a beneficial ownership limitation, which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise any portion of the March 2026 Warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% or 9.99%, as applicable to each such March 2026 Investor, of the outstanding shares of Common Stock immediately after the issuance of the Common Stock issuable upon exercise.

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

On April 16, 2026, we consummated an additional closing under the March 2026 Purchase Agreement  pursuant to which we issued 5,333,333 units at a purchase price of $1.50 per unit for aggregate gross proceeds of $8,000,000. Each unit consisted of either one share of common stock or one pre-funded warrant exercisable at $0.0001 per share, together with (i) one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $1.88 per share and (ii) one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $2.50 per share. See Note 17 — Subsequent Event for additional details.

May 2026 Units Offering

On May 6, 2026, we entered into a securities purchase agreement (the “May 2026 Purchase Agreement”) with an accredited investor (the “May 2026 Investor”), pursuant to which we agreed to issue and sell to the May 2026 Investor up to 666,667 units (each a “May 2026 Unit” and, collectively, the “May 2026 Units”), at a purchase price of $1.50 per May 2026 Unit, for aggregate gross proceeds of up to $1,000,000. Each May 2026 Unit consists of (i) one share of Common Stock, par value $0.0001 per share (each a “May 2026 Share” and, collectively, the “May 2026 Shares”); (ii) one common stock purchase warrant (each a “May 150% Warrant” and, collectively, the “May 150% Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $1.88 per share; (iii) one common stock purchase warrant (the “May 200% Warrant”, together with the May 150% Warrants, the “May 2026 Warrants”) to purchase one share of Common Stock over five (5) years at an exercise price of $2.50 per share; and (iv) the issuance of the Common Stock upon the exercise of the May 2026 Warrants (collectively, the “May 2026 Warrant Shares”). The May 2026 Warrants include a beneficial ownership limitation, which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise any portion of the May 2026 Warrants, to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates) would beneficially own more than 4.99% or 9.99%, as applicable to the May 2026 Investor, of the outstanding shares of Common Stock immediately after the issuance of the Common Stock issuable upon such exercise. The May 2026 Warrants are not exercisable until the Company has obtained approval from its stockholders (“Shareholder Approval”) for the issuance of the Common Stock. The Company is required to use commercially reasonable efforts to obtain Shareholder Approval within ninety (90) days following the date of the May 2026 Purchase Agreement.

Pursuant to the May 2026 Purchase Agreement, we agreed to file a registration statement with the SEC covering the resale of the May 2026 Shares and the May 2026 Warrant Shares as soon as practicable and, in any event, on or before May 21, 2026. The closing of the offering is conditioned on the effectiveness of such registration statement and receipt of Shareholder Approval.

The securities were offered and sold in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. As of the date of this Quarterly Report on Form 10-Q, the closing of this offering had not yet occurred.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2026, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2026 were not effective for the reasons stated below.

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

As of March 31, 2026, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of March 31, 2026, our internal control over financial reporting was not effective for the reasons stated in the following paragraph.

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

Remediation Plan for the Material Weaknesses

Management commenced the design and identification of controls in Q4 2025 and is in the process of implementing remediation measures throughout 2026. We expect to complete the design and implementation of the related controls during 2026 and, after the controls have operated for a sufficient period and have been tested, determine whether the material weaknesses have been remediated. The timing of completion is subject to the results of ongoing evaluation and testing.

Remediation efforts include but are not limited to (a) developing, documenting and enhancing processes surrounding ITGCs, and (b) hiring / contracting additional resources to support the financial reporting process. Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements. Management is committed to the remediation of the material weakness described above which began in Q4 2025 and into the remainder of 2026. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively during the remainder of the year with projected remediation date of Q2 2026.

Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, we did not sell any equity securities that were not subsequently registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2026,

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended  March 31, 2026, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended  March 31, 2026.

Item 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

3.2

Certificate of Amendment No.1 of Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, filed with the SEC on December 3, 2025).

3.3	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.2	Form of 150% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.3	Form of 200% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.4	Form of 150% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2026).

4.5	Form of 200% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2026).

10.1

ATM Agreement by and between Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC, dated February 3, 2026 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2026).

10.2

Addendum to Personal Employment, dated February 4, 2026, by and between Firefly Neuroscience Ltd. and Gil Issachar (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2026).

10.3

Form of Securities Purchase Agreement between Firefly Neuroscience, Inc. and the Investors, dated March 8, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

10.4

Form of Lock-Up Agreement between Firefly Neuroscience, Inc. and the Investors, dated March 12, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

10.5

Form of Amended and Restricted Lock-Up Agreement between Firefly Neuroscience, Inc. and the Investors, dated April 16, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 22, 2026).

10.6

Securities Purchase Agreement between Firefly Neuroscience, Inc. and the Investor, dated May 6, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2026).

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

FIREFLY NEUROSCIENCE, INC.

Date: May 13, 2026	By:	/s/ Greg Lipschitz
Greg Lipschitz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Krzywicki
Paul Krzywicki
Chief Financial Officer
(Principal Financial and Accounting Officer)