Form 10-Q
period 2026-06-30
FIREFLY NEUROSCIENCE, INC.
filed 2026-08-11
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of August 4, 2026, there were a total of 15,690,316 shares of the registrant’s common stock outstanding.

FIREFLY NEUROSCIENCE, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

i

PART I.

Financial Information

Item 1. Financial Statements.

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2026 AND  December 31, 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,226	$2,747
Accounts and other receivables, net	188	194
Prepaid expenses	767	978
Inventory	44	108
Total current assets	10,225	4,027
Non current assets
Prepaid expenses	352	268
Equipment, net	230	146
Intangible assets, net	786	861
Goodwill	5,175	5,175
Total non current assets	6,543	6,450
TOTAL ASSETS	$16,768	$10,477

LIABILITIES
Current liabilities
Trade payables	$881	$1,347
Accrued liabilities	524	766
Deferred revenue	215	228
Contingent consideration payable	478	478
Total current liabilities	2,098	2,819
Non current liabilities
Deferred revenue	7	21
TOTAL LIABILITIES	$2,105	$2,840

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value: 1,000,000 shares authorized; nil issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common shares, $0.0001 par value: 5,000,000,000 shares authorized; 15,683,601 and 13,964,367 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	1
Additional paid-in capital	130,219	119,251
Accumulated deficit	(115,558)	(111,615)
TOTAL SHAREHOLDERS’ EQUITY	14,663	7,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,768	$10,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE three and six months ended June 30, 2026 and 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE	$514	$299	$999	$342
COST OF GOODS SOLD	261	25	525	25
GROSS PROFIT	253	274	474	317

OPERATING EXPENSES:
Research and development expenses	525	336	949	648
Selling and marketing expenses	180	199	321	407
General and administration expenses	1,522	1,373	3,188	2,961
TOTAL OPERATING EXPENSES	2,227	1,908	4,458	4,016

OPERATING LOSS	(1,974)	(1,634)	(3,984)	(3,699)

OTHER INCOME (EXPENSE)
Interest and bank fees	(6)	(15)	(13)	(143)
Interest income	41	30	55	30
Unrealized gain (loss) on foreign exchange	-	(7)	(1)	(4)
Change in derivative fair value	-	-	-	(9,369)
Loss on settlement	-	-	-	(1,353)
Other income (expense), net	(45)	(203)	(45)	(221)
TOTAL OTHER INCOME (EXPENSE)	(10)	(195)	(4)	(11,060)

LOSS BEFORE INCOME TAX	(1,984)	(1,829)	(3,988)	(14,759)

Income tax provision	-	4	-	4

NET LOSS AND COMPREHENSIVE LOSS	$(1,984)	$(1,833)	$(3,988)	$(14,763)

Deemed dividend on warrant inducement	-	-	(90)	(4,410)

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,984)	(1,833)	(4,078)	(19,173)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.14)	$(0.23)	$(1.69)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,578,488	12,668,550	17,687,001	11,320,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

June 30, 2026 and 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common stock				Total
			Additional		Shareholder’s
	Number of		paid-in	Accumulated	equity
	shares	Amount	capital	deficit	(deficit)

BALANCE AT DECEMBER 31, 2025	13,964,367	$1	$119,251	$(111,615)	$7,637
Private placement, net of issuance costs	450,967	-	2,236	-	2,236
Shares issued - warrants exercised	300,000	-	150	-	150
Shares issued for conversion of Convertible Promissory Note	-	-	-	-	-
Shares issues for consulting services	-	-	-	-	-
Share-based compensation expense	150,022	-	423	-	423
Deemed dividend on warrant inducement	-	-	-	-	-
Net loss	-	-	-	(2,004)	(2,004)
BALANCE AT MARCH 31, 2026	14,865,356	$1	$122,060	$(113,619)	$8,442
Private placement, net of issuance costs	762,208	1	7,891	-	7,892
Shares issued for debt	-	-	-	-	-
Shares issued for Evoke acquisition	-	-	-	-	-
Share-based compensation expense	56,037	-	268	-	268
Deemed dividend on warrant inducement	-	-	-	-	-
Deconsolidation of Subsidiary	-	-	-	45	45
Net loss	-	-	-	(1,984)	(1,984)
BALANCE AT JUNE 30, 2026	15,683,601	$2	$130,219	$(115,558)	$14,663

BALANCE AT DECEMBER 31, 2024	8,122,060	$-	$86,709	$(87,084)	$(375)
Private placement, net of issuance costs	547,737	-	1,464	-	1,464
Shares issued - warrants exercised	2,186,595	1	8,827	-	8,828
Shares issued for conversion of Convertible Promissory Note	800,000	-	12,329	-	12,329
Shares issues for consulting services	22,344	-	32	-	32
Share-based compensation expense	-	-	247	-	247
Deemed dividend on warrant inducement	-	-	-	(4,410)	(4,410)
Net loss	-	-	-	(12,930)	(12,930)
BALANCE AT MARCH 31, 2025	11,678,736	$1	$109,608	$(104,424)	$5,185
Private placement, net of issuance costs	340,000	-	1,135		1,135
Shares issued for debt	37,549	-	383	-	383
Shares issued for Evoke acquisition	857,142	-	2,743	-	2,743
Share-based compensation expense	45,411	-	77	-	77
Deemed dividend on warrant inducement	340,000	-	4,410	-	4,410
Net loss	-	-	-	(1,833)	(1,833)
BALANCE AT JUNE 30, 2025	13,298,838	$1	$118,356	$(106,257)	$12,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2026 and 2025

(IN THOUSANDS)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,988)	$(14,763)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	92	62
Share-based compensation expense	691	324
Accretion expense on convertible promissory note	-	126
Change in derivative fair value	-	9,369
Loss on settlement of convertible promissory note	-	1,353
Loss on shares issued for debt	-	217
Drawdown in shares issued for prepaid services	245	140
Loss on shares issued for prepaid services	141	-
Shares issued for consulting services	-	32
Deconsolidation of subsidiary	45	-
Changes in operating assets and liabilities:
Change in receivables	6	(31)
Change in prepaid expenses	(259)	(67)
Change in inventory	64	(37)
Change in trade payables	(466)	(475)
Change in accrued liabilities	(242)	(1,184)
Change in deferred revenue	(27)	33
Net cash used in operating activities	(3,698)	(4,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new business, net of cash acquired	-	(2,360)
Purchase of equipment	(100)	(19)
Net cash used in investing activities	(100)	(2,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares, net of issuance costs	10,127	2,560
Proceeds from exercise of warrants	150	8,828
Net cash provided by financing activities	10,277	11,388
INCREASE IN CASH	6,479	4,108
BALANCE OF CASH AT THE BEGINNING OF PERIOD	2,747	1,810
BALANCE OF CASH AT THE END OF PERIOD	$9,226	$5,918

Non-cash investing and financing activities
Shares issued for conversion of the convertible promissory note	-	12,339
Deemed dividend on warrant inducement	90	4,410
Shares issued for debt	-	426
Shares issued for Acquisition of new business	-	2,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BUSINESS DESCRIPTION

Overview

Firefly Neuroscience, Inc., a Delaware corporation, and its wholly owned subsidiaries Evoke Neuroscience, Inc., a Delaware corporation, Firefly Neuroscience 2023, Inc., a Delaware corporation, Firefly Neuroscience Ltd., an Israeli corporation, Elminda 2022 Inc., a Delaware corporation, and Firefly Neurosciences Canada Inc., a Canadian corporation, (collectively, the “Company”), are engaged in the development, marketing and distribution of medical devices and technology allowing high resolution visualization and evaluation of complex neuro-physiological interconnections of the human brain.

As of June 30, 2026 the Company closed Elminda Canada Inc.

The combined entity operates under the name Firefly Neuroscience, Inc., and on August 13, 2024, the Company began trading on the Nasdaq Capital Market (NASDAQ Ticker Symbol: AIFF).

NOTE 2: GOING CONCERN

As of  June 30, 2026, the Company had cash on hand of $9,226, an accumulated deficit of $115,558 and negative cash flow from operating activities for the six months ended June 30, 2026, of $3,698. Further, the Company has recurring losses with insufficient revenue from operations and expects to continue generating losses and using cash for operations. The Company's cash requirements have been met through the sales of common stock, issuance of debt and warrant exercises.

Notwithstanding the Company's cash on hand as of June 30, 2026, the Company's recurring losses, negative cash flows from operating activities, and revenue that remains insufficient to cover operating costs raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company expects to continue to require substantial additional capital beyond the near term to fund its operations, achieve profitability, and execute its business strategy. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Management has a reasonable expectation that it can continue raising additional capital to fund its operations for the foreseeable future. During the six months ended June 30, 2026, the Company raised $10,277 in gross proceeds through the Initial Closing and Additional Closing of the March 2026 private placement of units and the exercise of warrants (see Note 13 — Equity). In addition, on February 3, 2026, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC, under which the Company may offer and sell shares of common stock having an aggregate sales price of up to $7,434; as of June 30, 2026, no shares had been sold under the ATM Agreement.

The Company's ability to raise additional funds, including under the ATM Agreement, will depend on, among other factors, financial, economic and market conditions and investor demand, many of which are outside of the Company's control, and there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms, or at all. Because critical elements of these plans are not within management's control, management does not consider them probable of being effectively implemented such that they would alleviate the substantial doubt described above. Accordingly, management has concluded that substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued has not been alleviated.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the scope of the interim reporting guidance, reorganizes and consolidates the interim disclosure requirements within ASC 270 into a single location, and introduces a disclosure principle requiring entities to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 does not add or remove any existing interim disclosure requirements. The new guidance will be effective for the Company for interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has not adopted this standard early and is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements.

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

This contingent consideration liability will be remeasured at fair value for each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the six months ended June 30, 2026, the Company did not recognize a change in fair value of contingent consideration. Significant assumptions included a discount rate of 3.6% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 2.4%.

The condensed consolidated financial statements of the Company include the results of operations of Evoke from April 30, 2025 to  June 30, 2026 and do not include results of operations for periods prior to April 30, 2025.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 as if the acquisition of Evoke occurred at the beginning of fiscal year 2025. The pro forma information provided below is compiled from the preacquisition financial information of Evoke and includes pro forma adjustments to give effect to (i) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2025 or (ii) future results of operations. The results of operations of Evoke from January 1, 2025 to April 30, 2025 included revenues of $514 and a net loss of $256.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$514	$408	$999	$856
Net loss	$(1,984)	$(1,857)	$(3,988)	$(15,019)

NOTE 5: ACCOUNTS AND OTHER RECEIVABLES

Details of accounts and other receivables balance is as follows:

	June 30,	December 31,
	2026	2025
Accounts receivable	$150	$124
Allowance for expected credit losses	(22)	(10)
Other receivables	60	80
Total	$188	$194

	June 30,	December 31,
	2026	2025
Allowance for credit losses at beginning of period	$10	$112
Provision for bad debt	12	10
Accounts written off	-	(112)
Allowance for credit losses at end of period	$22	$10

NOTE 6: PREPAID EXPENSES

Details of prepaid expenses balance is as follows:

	June 30,	December 31,
	2026	2025
Shares issued for prepaid services	$394	$780
Prepaid expenses	373	198
Total (current)	$767	$978

Shares issued for prepaid services	$-	$-
Prepaid expenses	352	268
Total (non-current)	$352	$268

NOTE 7: INVENTORY

Details of inventory balance is as follows:

	June 30,	December 31,
	2026	2025
Raw Materials	$44	$108
Work In Process	-	-
Finished Goods	-	-
Total	$44	$108

NOTE 8: EQUIPMENT

Equipment balance is as follows:

	June 30,	December 31,
	2026	2025
Medical equipment, cost	$148	$148
Medical equipment subject to operating leases, cost	216	123
Office Equipment	40	32
Less – accumulated depreciation	(75)	(58)
Less - Impairment	(99)	(99)
Equipment, net	$230	$146

Depreciation expenses was $10 and $17 for the three and six months ended June 30, 2026, respectively.

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

Future undiscounted cash flows from the Company’s operating leases are as follows:

Year
2026	$436
2027	342
2028	45
2029	-
2030	-
Thereafter	-
Total	$823

NOTE 10: INTANGIBLE ASSETS, NET AND GOODWILL

The following tables summarize the composition of intangible assets as of  June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Weighted
	Amount	Amortization	Impairment	Amount	Average Life
Finite lived intangible assets
Developed technology	700	(91)	-	609	7.84
Trade names	150	(57)	-	93	1.84
Non-compete agreements	110	(26)	-	84	3.84
Total intangible assets	$960	$(174)	$-	$786	6.44

	December 31, 2025
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Weighted
	Amount	Amortization	Impairment	Amount	Average Life
Finite lived intangible assets
BNA software	$1,109	$(84)	$(1,025)	$-	-
Developed technology	700	(52)	-	648	8.33
Trade names	150	(33)	-	117	2.33
Non-compete agreements	110	(14)	-	96	4.33
Total intangible assets	$2,069	$(183)	$(1,025)	$861	6.93

Amortization expense was $37 and $75 for the three and six months ended June 30, 2026, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of  June 30, 2026, is summarized below:

Estimated
Future
Amortization
Expense
2026	$75
2027	150
2028	116
2029	100
2030 and thereafter	345
Total	$786

NOTE 11: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Pay Law, 1963, all of the Company’s employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments with respect to those employees. In accordance with the Israeli Severance Pay Law, 1963, severance payments, which are included in salary and employee benefits, were $10 and $17 for the three and six months ended June 30, 2026, and were $11 and $22 for the three and six months ended June 30, 2025, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in the period beginning January 1, 2024 through  June 30, 2026. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the underlying technology and considers the liability to be contingent upon generation of sales utilizing said underlying technology, hence no liability has been recognized as of  June 30, 2026, and  December 31, 2025. The contingent liability amounts to $5,885 and $5,835 for  June 30, 2026, and  December 31, 2025 respectively.

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

NOTE 13: EQUITY

a. Shares

On February 3, 2026, the Company filed a Prospectus Supplement to amend a registration statement with the Securities and Exchange Commission for an at-the-market ("ATM") offering program pursuant to which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $7,434. The registration statement became effective on February 3, 2026. As of June 30, 2026, the Company had not sold any shares under the ATM program.

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

On April 16, 2026, the Company consummated an additional closing (the "Additional Closing") under the Purchase Agreement, pursuant to which the Company issued 5,333,333 units at a purchase price of $1.50 per unit for aggregate gross proceeds of $8,000. Each unit consisted of either one share of common stock or one pre-funded warrant exercisable at $0.0001 per share, together with (i) one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $1.88 per share (the "150% Warrants") and (ii) one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $2.50 per share (the "200% Warrants"). In connection with the Additional Closing, the Company issued 762,208 shares of common stock, a pre-funded warrant to purchase 4,571,125 shares of common stock, 150% Warrants to purchase 5,333,333 shares of common stock, and 200% Warrants to purchase 5,333,333 shares of common stock, all warrants expiring April 16, 2031. The exercise of all warrants is subject to a 4.99% beneficial ownership limitation. In connection with the Additional Closing, the Company and the investor entered into an amended and restated lock-up agreement restricting transfers of the securities for a 30-day period ending May 16, 2026.

The securities described above were offered and sold in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

b. Warrants

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life (Years)
Outstanding warrants, December 31, 2025	900,738	$16.26	6.65
PIPE 2026 warrants	13,666,666	2.19	-
Exercised	-	-	-
Warrants Expired	-	-	-
Outstanding warrants, June 30, 2026	14,567,404	$2.84	4.58

c. Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allow the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Remaining
	Warrants	Life (Years)
Outstanding warrants, December 31, 2025	107,591	-
Pre-Funded Warrants (Note 13.a)	5,620,159	4.95
Exercised	-	-
Expired	-	-
Outstanding warrants, June 30, 2026	5,727,750	4.69

d. Employees stock option plan

A summary of option activity under the Company’s equity incentive plan as of  June 30, 2026, and changes during the period then ended is presented below.

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding Options, December 31, 2025	343,499	$7.01	2.78	$-
Options granted	-	-	-	-
Options forfeited	(18,023)	21.09	-	-
Outstanding Options, June 30, 2026	325,476	$6.23	2.19	$-

The share-based compensation expense related to options for the three and six months ended June 30, 2026 was $10 and $19, respectively and $(43) and $43 for three and six months ended June 30, 2025, respectively. The fair value of options granted for the six months ended June 30, 2026 and 2025, was $nil and $34, respectively. The intrinsic value of the options outstanding as of  June 30, 2026 is $nil ( December 31, 2025: $nil).

A summary of the Company’s nonvested options as of  June 30, 2026, and changes during the six-month period ended, is presented below.

		Weighted
	Number of	Average
	Stock	Grant-Date
	Options	Fair Value
Non-Vested Options, December 31, 2025	61,058	$4.94
Options granted	-	-
Options vested	(51,449)	-
Options forfeited	(1,534)	-
Non-Vested Options, June 30, 2026	8,075	$3.14

As of  June 30, 2026, there was $14 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next year.

e. Restricted share units (“RSUs”)

A summary of RSU activity under the Company’s equity incentive plan as of  June 30, 2026, and changes during the period ended is presented below.

		Aggregate
	Number of	Intrinsic
	Stock RSUs	Value
Outstanding, December 31, 2025	357,870	$315
RSUs granted	342,231	-
RSUs vested	(206,059)	-
Outstanding, June 30, 2026	494,042	$598

The share-based compensation expense related to RSUs for the three and six months ended June 30, 2026 was $175 and $507, respectively and $70 and $71 for the three and six months ended June 30, 2025, respectively. The fair value of RSUs granted for the six months ended June 30, 2026, and 2025, was $575 and $1,051, respectively.

The fair value of each RSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of  June 30, 2026, and changes during the three-month period ended, is presented below.

		Weighted
		Average
	Number of	Grant-Date
	Stock RSUs	Fair Value
Non-vested RSUs, December 31, 2025	357,870	$3.19
RSUs granted	342,231	1.68
RSUs vested	(206,059)	2.35
Non-vested RSUs, June 30, 2026	494,042	$2.49

As of  June 30, 2026, there was $1,200 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted average period of 2.11 years.

f. Deferred stock units (“DSUs”)

A summary of DSU activity under the Company’s equity incentive plan as of  June 30, 2026, and changes during the period ended, is presented below.

	Number of	Aggregate
	Deferred	Intrinsic
	Stock Units	Value
Outstanding DSUs, December 31, 2025	239,084	$152
DSUs granted	-	-
Outstanding DSUs, June 30, 2026	239,084	$289

The share-based compensation expense related to DSUs for the three and six months ended June 30, 2026 was $83 and $165, respectively and $50 and $167 for the three and six months ended June 30, 2025, respectively. The fair value of DSUs granted for the six months ended June 30, 2026, and 2025, was $nil and $209, respectively.

The fair value of each DSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of  June 30, 2026, and changes during the three-month period ended, is presented below.

		Weighted
		Average
	Number of	Grant-Date
	Stock DSUs	Fair Value
Non-vested DSUs, December 31, 2025	172,416	$1.92
DSUs granted	-	-
DSUs vested	(86,206)	-
Non-vested DSUs, June 30, 2026	86,210	$1.92

As of  June 30, 2026, there was $109 of total unrecognized compensation cost related to nonvested DSUs granted. That cost is expected to be recognized over a weighted average period of 4 months.

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As of  June 30, 2026, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants, RSUs and DSUs. No adjustments have been made to the weighted average outstanding shares of common stock figures for the six months ended June 30, 2026, or 2025, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

	2026	2025
Warrants (Note 13.b)	14,567,404	1,721,381
Stock options (Note 13.d)	325,476	376,269
Unvested RSUs (Note 13.e)	494,042	311,194
Unvested DSUs (Note 13.f)	86,210	16,668
Total	15,473,132	2,425,512

For the purposes of the computation of basic and diluted net loss per share, an amount recognized as a deemed dividend reduced net loss available to common stockholders in a manner similar to the application of the two-class method. The net loss available to common stockholders for the six months ended June 30, 2026 and 2025 was adjusted by the deemed dividend associated with the Inducement Agreement.

NOTE 15: REVENUE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Type of goods and services
Service	$164	$223	$380	$232
Rentals	5	32	20	66
Product	92	44	179	44
Subscriptions	243	-	404	-
Other miscellaneous products	10	-	16	-
Total	$514	$299	$999	$342

Timing of recognition of revenue
Point in time	213	267	508	276
Over time	301	32	491	66
Total	$514	$299	$999	$342

	Six Months Ended
	June 30,
	2026	2025
Deferred revenue - beginning of period	$249	$13
Acquired in Evoke business combination	-	252
Increases due to consideration received from customers	464	283
Revenue recognized	(491)	(222)
Deferred revenue - end of period	$222	$326

The deferred revenue balance at June 30, 2026 consists of $215 classified as current and $7 classified as non-current on the condensed consolidated balance sheet.

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

NOTE 17. SUBSEQUENT EVENTS

On August 5, 2026, the Company's stockholders approved Certificate of Amendment No. 2 to the Company's Amended and Restated Certificate of Incorporation, decreasing the total number of authorized shares of capital stock from 5,001,000,000 to 101,000,000, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of August 5, 2026, the Certificate of Amendment has been filed with the Delaware Secretary of State and the decrease in authorized shares has become effective. This change will not affect the number of shares issued or outstanding and will have no impact on the Company's historical financial statements.

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

Our FDA-510(k) cleared Evoke EEG System, commercially deployed as the Evoke EEG System, is in active use across more than 85 clinical sites in the United States as of June 30, 2026. Clinicians use the system to perform EEG and ERP assessments, which are analyzed by our cloud-based platform and returned as structured reports designed to support clinical decision-making. Our subscription-based commercial model creates a recurring revenue stream that scales in lockstep with clinical utilization, meaning that the more deeply clinicians integrate electrophysiological assessment into their practice, the more revenue we generate and the more our database grows.

Recent Developments

At the Market Offering Agreement

On February 3, 2026, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC (“Konik”), pursuant to which we may, from time to time, offer and sell shares of our Common Stock, par value $0.0001 per share, having an aggregate sales price of up to $7,434 (the “ATM Shares”) through Konik as principal or agent. Sales of the ATM Shares through Konik, if any, will be made by any method permitted by law deemed to be an “at the market offering” (the “ATM”), as defined in Rule 415(a)(4) under the Securities Act. Konik will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell the ATM Shares from time to time, based on instructions from the Company.

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

We have no obligation to sell, and Konik is not obligated to buy or sell, any of the ATM Shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement as provided for in the ATM Agreement. The offering of the ATM Shares will terminate upon the earlier of (i) the sale, pursuant to the ATM Agreement, of ATM Shares having an aggregate offering price of $7,434, and (ii) the termination by the Company or Konik of the ATM Agreement pursuant to its terms.

We will pay Konik a commission equal to 2.0% of the aggregate gross proceeds from the sales of ATM Shares sold through Konik under the ATM Agreement and will also reimburse Konik for the fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount not to exceed $50 in the aggregate, and up to an additional $5 per due diligence update session (and in no event more than $20 per fiscal year) for diligence and maintenance of the ATM Agreement. The ATM Agreement contains certain covenants, representations and warranties customary for an agreement of this type. We agreed to provide indemnification and contribution to the Sales Agent against certain liabilities, including liabilities under the Securities Act.

As of June 30, 2026 we had not sold any shares under the ATM Agreement.

March 2026 Units Offering

On March 8, 2026, we entered into a securities purchase agreement (the “March 2026 Purchase Agreement”) with certain accredited investors (each a “March 2026 Investor” and, collectively, the “March 2026 Investors”), pursuant to which we agreed to issue and sell up to 13,500,000 units (each a “March 2026 Unit” and, collectively, the “March 2026 Units”), at a purchase price of $1.50 per March 2026 Unit. Pursuant to the March 2026 Purchase Agreement, (i) the March 2026 Investors agreed to purchase March 2026 Units for an aggregate purchase price of $2,250, (the “Initial Investment”) at an initial closing (the “Initial Closing”), and (ii) the March 2026 Investors had the right, but not the obligation, to purchase in the aggregate up to $18,000 of March 2026 Units (the “Additional Investment”) in one or more subsequent closings (each, an “Additional Closing” and, together with the Initial Closing, each a “Closing”) in respect of one or more Additional Investments, within 30 days following the Initial Closing.

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

On March 12, 2026, the Initial Closing under the March 2026 Purchase Agreement occurred, and the Company issued 1,500,000 March 2026 Units to the March 2026 Investors at a total purchase price of $2,250.

The offering was conducted as a private placement under Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506(b) of Regulation D, and was structured to comply with Nasdaq Listing Rule 5635(d) without requiring stockholder approval.

On April 16, 2026, we consummated an Additional Closing under the March 2026 Purchase Agreement  pursuant to which we issued 5,333,333 units at a purchase price of $1.50 per unit for aggregate gross proceeds of $8,000. Each unit consisted of either one share of Common Stock or one pre-funded warrant exercisable at $0.0001 per share, together with (i) one five-year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $1.88 per share and (ii) one five-year Common Stock purchase warrant to purchase one share of common stock at an exercise price of $2.50 per share. See Note 13 — Equity for additional details.

May 2026 Units Offering

On May 6, 2026, we entered into a securities purchase agreement (the “May 2026 Purchase Agreement”) with an accredited investor (the “May 2026 Investor”), pursuant to which we agreed to issue and sell to the May 2026 Investor up to 666,667 units (each a “May 2026 Unit” and, collectively, the “May 2026 Units”), at a purchase price of $1.50 per May 2026 Unit, for aggregate gross proceeds of up to $1,000. Each May 2026 Unit consisted of (i) one share of Common Stock; (ii) one common stock purchase warrant to purchase one share of Common Stock over five years at an exercise price of $1.88 per share; and (iii) one common stock purchase warrant to purchase one share of Common Stock over five years at an exercise price of $2.50 per share. The May 2026 Warrants were not to become exercisable until the Company obtained approval from its stockholders for the issuance of the underlying Common Stock. Subsequently on June 25, 2026, we and the May 2026 Investor mutually agreed to terminate the May 2026 Purchase Agreement. No units were issued and no proceeds were received under the May 2026 Purchase Agreement prior to its termination.

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

Other Income (Expense)

Other income (expense), consists, primarily of interest bank fees and loan fees, foreign exchange gain or loss, changes in derivative fair value, impairments and penalties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended June 30, 2026, and 2025:

	Three Months Ended
	June 30,
	$US, in thousands
	2026	2025	Change ($)

REVENUE	$514	$299	$215
COST OF GOODS SOLD	261	25	236
GROSS PROFIT	253	274	(21)

OPERATING EXPENSES:
Research and development expenses	525	336	189
Selling and marketing expenses	180	199	(19)
General and administration expenses	1,522	1,373	149
TOTAL OPERATING EXPENSES	2,227	1,908	319

OPERATING LOSS	(1,974)	(1,634)	(340)

OTHER INCOME (EXPENSE)
Interest and bank fees	(6)	(15)	9
Interest income	41	30	11
Foreign exchange gain (loss)	-	(7)	7
Change in derivative fair value	-	-	-
Loss on settlement	-	-	-
Other income (expenses)	(45)	(203)	158
TOTAL OTHER INCOME (EXPENSES)	(10)	(195)	185

LOSS BEFORE INCOME TAX	(1,984)	(1,829)	(155)
Provision for income tax	-	4	(4)
NET LOSS	$(1,984)	$(1,833)	(151)

Revenue

Revenue for the three months ended June 30, 2026, was $514, as compared to $299, in the three months ended June 30, 2025, representing an increase of $215, or 72%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026, was $261, up from $25 in the same period of 2025, reflecting Evoke's Versus material costs representing 47% of the increase and people costs representing another 41%.

Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026, were $525, as compared to $336, for the three months ended June 30, 2025, representing a increase of $189, or 56%. The increase was primarily due to an increase in spending on product development.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2026, were $180, as compared to $199, for the three months ended June 30, 2025, representing a decrease of $19, or 10%. The decrease was primarily due to headcount reduction.

General and Administration Expenses

General and administration expenses for the three months ended June 30, 2026, were $1,522 as compared to $1,373, for the three months ended June 30, 2025, representing an increase of $149, or 11%. The increase was primarily due to an increase in bonus expense.

Other Income (Expense)

Other Income (Expense) for the three months ended June 30, 2026, was $10, as compared to $195, for the three months ended June 30, 2025, representing a decrease in income of $185 or 95%. The primary reason for the decrease is the result of a settlement for debt reached in June 2025 with an expense of $172.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth amounts from our condensed consolidated statements of operations for the six months ended June 30, 2026, and 2025:

	Six Months Ended
	June 30,
	$US, in thousands
	2026	2025	Change ($)

REVENUE	$999	$342	$657
COST OF GOODS SOLD	525	25	500
GROSS PROFIT	474	317	157

OPERATING EXPENSES:
Research and development expenses	949	648	301
Selling and marketing expenses	321	407	(86)
General and administration expenses	3,188	2,961	227
Impairment of intangible assets	-	-	-
TOTAL OPERATING EXPENSES	4,458	4,016	442

OPERATING LOSS	(3,984)	(3,699)	(285)

OTHER INCOME (EXPENSE)
Interest and bank fees	(13)	(143)	130
Interest income	55	30	25
Foreign exchange gain (loss)	(1)	(4)	3
Change in derivative fair value	-	(9,369)	9,369
Loss on settlement of convertible promissory note	-	(1,353)	1,353
Other income (expense)	(45)	(221)	176
TOTAL OTHER INCOME (EXPENSE)	(4)	(11,060)	11,056

LOSS BEFORE INCOME TAX	(3,988)	(14,759)	10,771
Provision for income tax	-	4	(4)
NET LOSS	$(3,988)	$(14,763)	$10,775

Revenue

Revenue for the six months ended June 30, 2026, was $999, as compared to $342, for the six months ended June 30, 2025, representing an increase of $657, or 192%. The increase is primarily due to revenue from the acquisition of Evoke Neuroscience.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2026, was $525, as compared to $25, for the six months ended June 30, 2025, reflecting Evoke material costs representing an increase of $500. The increase is due to material costs associated with Evoke and Versus products representing 41% of the increase and the formation of a Customer Success team representing 37% of the increase.

Operating Expenses

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026, were $949, as compared to $648, for the six months ended June 30, 2025, representing a increase of $301, or 46%. The increase was due to the expense of the remainder of a prepaid agreement representing 48% of the increase and the addition of dedicated development staff representing the remainder.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2026, were $321, as compared to $407, for the six months ended June 30, 2025, representing a decrease of $86, or 21%. The decrease was primarily due to headcount reduction.

General and Administration Expenses

General and administration expenses for the six months ended June 30, 2026, were $3,188 as compared to $2,961, for the six months ended June 30, 2025, representing an increase of $227, or 8%. The increase was due to an increase in bonus expense representing 51% of the increase and higher franchise tax accruals representing a further 32% of the increase, reflecting the December 2025 increase in the Company's authorized shares, which first affected the Company's 2026 franchise tax assessment.

Other Income (Expense)

Other Income (Expense) for the six months ended June 30, 2026, was $4, as compared to $11,060, for the six months ended June 30, 2025, representing a decrease in income of $11,056 or 100% The primary reason for the decrease is a result of the settlement of the Convertible Promissory Note in Q1 2025 which resulted in an expense of $10,722.

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

As of June 30, 2026, we had cash of $9,226, compared to $2,747 as of December 31, 2025, an increase of $6,479 during the six months ended June 30, 2026. The increase reflects net proceeds from the Initial Closing and the April 16, 2026 Additional Closing of our March 2026 private placement, partially offset by cash used in operating and investing activities during the period. Total aggregate gross proceeds raised under the Securities Purchase Agreement dated March 8, 2026, including both closings, were $10,250.

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

There is substantial doubt about our ability to continue as a going concern, as evidenced by our accumulated deficit of $115,558 and negative cash flows from operating activities of $3,698 for the six months ended June 30, 2026. The report of our independent registered public accounting firm for the year ended December 31, 2025 also expressed substantial doubt about our ability to continue as a going concern.

Management's plan to address the conditions giving rise to substantial doubt includes: (i) disciplined operating expense management and integration synergies from the Evoke acquisition; (ii) targeted commercial expansion to drive recurring revenue from the combined Evoke and BNA product portfolio; and (iii) continued access to capital markets through equity financings, including our at-the-market offering program with up to $7.4 million in available capacity. During the six months ended June 30, 2026, the Company raised $10,277 in net proceeds through the Initial Closing and Additional Closing of a private placement of units and the exercise of warrants (see Note 13 - Equity). These plans involve assumptions about capital markets and customer demand that may not occur as expected, and there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all.

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

Cash flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	Six Months Ended
	June 30,
	2026	2025	Change
		(in thousands)
Net cash (used in) provided by

Operating activities	$(3,698)	$(4,901)	$1,203

Investing activities	$(100)	$(2,379)	$2,279

Financing activities	$10,277	$11,388	$(1,111)

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $3,698 as compared to $4,901, for the six months ended June 30, 2025, representing a decrease of $1,203, or 25%. This decrease in net cash used in operating activities is primarily due to a reduction in accrued liabilities during the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $100, as compared to $2,379, cash used in investing activities for the six months ended June 30, 2025, representing a decrease of $2,279, or 96%. The decrease in cash used in investing activities is primarily attributed to the acquisition of Evoke Neuroscience Inc..

Financing Activities

For the six months ended June 30, 2026, net cash provided from financing activities was $10,277, as compared to $11,388, for the six months ended June 30, 2025, representing a decrease of $1,111, or 10%. The decrease was primarily shares being issued through the first half of 2026 vs warrants being exercised in 2025.

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

As with other companies that are in our industry, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as pandemics and epidemics, are difficult to predict. Changes in U.S. and international trade policy, including tariffs imposed or threatened by the U.S. government during 2026 — such as the broad tariffs imposed and subsequently withdrawn or replaced following related litigation, new tariffs announced on a large number of U.S. trading partners, and additional tariffs specifically targeting Canadian goods — could have a material and significant impact on our business, including on the cost of components, products, and services sourced from or through affected jurisdictions, and remain subject to further change with limited notice. The consequences of the conflict between Israel and Hamas and the ceasefire framework in effect since October 2025, as well as the 2026 conflict among Israel, the United States, and Iran — including the ceasefire reached in April 2026, the subsequent memorandum of understanding regarding the Strait of Hormuz, and continuing regional tensions, sanctions, and countermeasures — together with the effects of these conflicts on our employees and operations in Israel, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this Form 10-Q, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2026, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2026 were not effective for the reasons stated below.

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

As of June 30, 2026, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective for the reasons stated in the following paragraph.

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

Remediation efforts include but are not limited to (a) developing, documenting and enhancing processes surrounding ITGCs, and (b) hiring / contracting additional resources to support the financial reporting process. Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements. Management is committed to the remediation of the material weakness described above which began in Q4 2025 and into the remainder of 2026. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively during the remainder of the year with projected remediation date of Q4 2026.

Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, we did not sell any equity securities that were not subsequently registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2026,

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended  June 30, 2026, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended  June 30, 2026.

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

FIREFLY NEUROSCIENCE, INC.

Date: August 11, 2026	By:	/s/ Greg Lipschitz
Greg Lipschitz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Krzywicki
Paul Krzywicki
Chief Financial Officer
(Principal Financial and Accounting Officer)