Form 10-Q
period 2026-09-30
FIREFLY NEUROSCIENCE, INC.
filed 2026-11-10
CIK 803578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of November 6, 2026, there were a total of 15,749,008 shares of the registrant’s common stock outstanding.

FIREFLY NEUROSCIENCE, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2026

i

PART I.

Financial Information

Item 1. Financial Statements.

FIREFLY NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2026 AND  December 31, 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,023	$2,747
Accounts and other receivables, net	158	194
Prepaid expenses	795	978
Inventory	62	108
Total current assets	9,038	4,027
Non current assets
Prepaid expenses	196	268
Equipment, net	291	146
Intangible assets, net	748	861
Goodwill	5,175	5,175
Total non current assets	6,410	6,450
TOTAL ASSETS	$15,448	$10,477

LIABILITIES
Current liabilities
Trade payables	$989	$1,347
Accrued liabilities	465	766
Deferred revenue	87	228
Contingent consideration payable	478	478
Total current liabilities	2,019	2,819
Non current liabilities
Deferred revenue	1	21
TOTAL LIABILITIES	$2,020	$2,840

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value: 1,000,000 shares authorized; nil issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Common shares, $0.0001 par value: 100,000,000 shares authorized; 15,749,008 and 13,964,367 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	1
Additional paid-in capital	130,463	119,251
Accumulated deficit	(117,037)	(111,615)
TOTAL SHAREHOLDERS’ EQUITY	13,428	7,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,448	$10,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE three and nine months ended September 30, 2026 and 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

REVENUE	$647	$388	$1,646	$730
COST OF GOODS SOLD	122	242	647	267
GROSS PROFIT	525	146	999	463

OPERATING EXPENSES:
Research and development expenses	383	378	1,332	1,026
Selling and marketing expenses	194	265	515	672
General and administration expenses	1,490	2,007	4,678	4,968
Impairment of intangible assets	-	152	-	152
TOTAL OPERATING EXPENSES	2,067	2,802	6,525	6,818

OPERATING LOSS	(1,542)	(2,656)	(5,526)	(6,355)

OTHER INCOME (EXPENSE)
Interest and bank fees	(4)	(10)	(17)	(153)
Interest income	68	29	123	59
Unrealized gain (loss) on foreign exchange	(1)	-	(2)	(4)
Change in derivative fair value	-	-	-	(9,369)
Loss on settlement	-	-	-	(1,353)
Other income (expense), net	-	(2)	(45)	(223)
TOTAL OTHER INCOME (EXPENSE)	63	17	59	(11,043)

LOSS BEFORE INCOME TAX	(1,479)	(2,639)	(5,467)	(17,398)

Income tax provision	-	-	-	4

NET LOSS AND COMPREHENSIVE LOSS	$(1,479)	$(2,639)	$(5,467)	$(17,402)

Deemed dividend on warrant inducement	-	-	(90)	(4,410)

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,479)	(2,639)	(5,557)	(21,812)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.20)	$(0.29)	$(1.81)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	21,555,238	13,497,668	18,990,405	12,054,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

September 30, 2026 and 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common stock				Total
			Additional		Shareholder’s
	Number of		paid-in	Accumulated	equity
	shares	Amount	capital	deficit	(deficit)

BALANCE AT DECEMBER 31, 2025	13,964,367	$1	$119,251	$(111,615)	$7,637
Private placement, net of issuance costs	450,967	-	2,236	-	2,236
Shares issued - warrants exercised	300,000	-	150	-	150
Share-based compensation expense	150,022	-	423	-	423
Net loss	-	-	-	(2,004)	(2,004)
BALANCE AT MARCH 31, 2026	14,865,356	$1	$122,060	$(113,619)	$8,442
Private placement, net of issuance costs	762,208	1	7,891	-	7,892
Share-based compensation expense	56,037	-	268	-	268
Deconsolidation of Subsidiary	-	-	-	45	45
Net loss	-	-	-	(1,984)	(1,984)
BALANCE AT JUNE 30, 2026	15,683,601	$2	$130,219	$(115,558)	$14,663
Shares issued - warrants exercised	57,000	-	-	-	-
Share-based compensation expense	64,191	-	244	-	244
Cancellation of treasury shares	(55,784)	-	-	-	-
Net loss	-	-	-	(1,479)	(1,479)
BALANCE AT SEPTEMBER 30, 2026	15,749,008	$2	$130,463	$(117,037)	$13,428

BALANCE AT DECEMBER 31, 2024	8,122,060	$-	$86,709	$(87,084)	$(375)
Private placement, net of issuance costs	547,737	-	1,464	-	1,464
Shares issued - warrants exercised	2,186,595	1	8,827	-	8,828
Shares issued for conversion of Convertible Promissory Note	800,000	-	12,329	-	12,329
Shares issues for consulting services	22,344	-	32	-	32
Share-based compensation expense	-	-	247	-	247
Deemed dividend on warrant inducement	-	-	-	(4,410)	(4,410)
Net loss	-	-	-	(12,930)	(12,930)
BALANCE AT MARCH 31, 2025	11,678,736	$1	$109,608	$(104,424)	$5,185
Private placement, net of issuance costs	340,000	-	1,135	-	1,135
Shares issued for debt	37,549	-	383	-	383
Shares issued for Evoke acquisition	857,142	-	2,743	-	2,743
Share-based compensation expense	45,411	-	77	-	77
Deemed dividend on warrant inducement	340,000	-	4,410	-	4,410
Net loss	-	-	-	(1,833)	(1,833)
BALANCE AT JUNE 30, 2025	13,298,838	$1	$118,356	$(106,257)	$12,100
Private placement, net of issuance costs	-	-	(29)	-	(29)
Shares issued - warrants exercised	194,796	-	10	-	10
Share-based compensation expense	39,162	-	215	-	215
Net loss	-	-	-	(2,639)	(2,639)
BALANCE AT SEPTEMBER 30, 2025	13,532,796	$1	$118,552	$(108,896)	$9,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIREFLY NEUROSCIENCE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2026 and 2025

(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,467)	$(17,402)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	141	120
Impairment of intangible asset	-	152
Share-based compensation expense	935	539
Accretion expense on convertible promissory note	-	126
Change in derivative fair value	-	9,369
Loss on settlement of convertible promissory note	-	1,353
Loss on shares issued for debt	-	217
Drawdown in shares issued for prepaid services	345	601
Loss on shares issued for prepaid services	141	-
Shares issued for consulting services	-	32
Deconsolidation of subsidiary	45	-
Changes in operating assets and liabilities:
Change in receivables	36	(18)
Change in prepaid expenses	(231)	245
Change in inventory	46	(9)
Change in trade payables	(358)	(632)
Change in accrued liabilities	(301)	(1,058)
Change in deferred revenue	(161)	(24)
Net cash used in operating activities	(4,829)	(6,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new business, net of cash acquired	-	(2,360)
Purchase of equipment	(172)	(105)
Net cash used in investing activities	(172)	(2,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares, net of issuance costs	10,127	2,531
Proceeds from exercise of warrants	150	8,838
Net cash provided by financing activities	10,277	11,369
INCREASE IN CASH	5,276	2,515
BALANCE OF CASH AT THE BEGINNING OF PERIOD	2,747	1,810
BALANCE OF CASH AT THE END OF PERIOD	$8,023	$4,325

Non-cash investing and financing activities
Shares issued for conversion of the convertible promissory note	-	12,339
Deemed dividend on warrant inducement	90	4,410
Shares issued for debt	-	426
Shares issued for Acquisition of new business	-	2,743

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

As of September 30, 2026, the Company completed the wind-down of Elminda Canada Inc.

The combined entity operates under the name Firefly Neuroscience, Inc., and on August 13, 2024, the Company began trading on the Nasdaq Capital Market (NASDAQ Ticker Symbol: AIFF).

NOTE 2: GOING CONCERN

As of  September 30, 2026, the Company had cash and cash equivalents of $8,023, an accumulated deficit of $117,037 and negative cash flow from operating activities for the nine months ended September 30, 2026, of $4,829. Further, the Company has recurring losses with insufficient revenue from operations and expects to continue generating losses and using cash for operations. The Company's cash requirements have been met through the sales of common stock, issuance of debt and warrant exercises.

Notwithstanding the Company's cash on hand as of September 30, 2026, the Company's recurring losses, negative cash flows from operating activities, and revenue that remains insufficient to cover operating costs raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company expects to continue to require substantial additional capital beyond the near term to fund its operations, achieve profitability, and execute its business strategy. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Management has a reasonable expectation that it can continue raising additional capital to fund its operations for the foreseeable future. During the nine months ended September 30, 2026, the Company raised $10,277 in net proceeds through the Initial Closing and Additional Closing of the March 2026 private placement of units and the exercise of warrants (see Note 13 — Equity). In addition, on February 3, 2026, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC, under which the Company may offer and sell shares of common stock having an aggregate sales price of up to $7,434; as of September 30, 2026, no shares had been sold under the ATM Agreement.

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

The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the full year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s annual audited consolidated financial statements for the year ended  December 31, 2025, and the notes thereto included in the Company’s Form 10-K filed with the SEC on March 31, 2026. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. All amounts are disclosed in thousands, except share and per share amounts. The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its consolidated financial position, results of operations, and cash flows of the Company for all periods presented.

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

The contingent consideration associated with the Earn-Out Shares of $478 reflects the estimated fair value, at the acquisition date, of contingent future payments in shares of common stock of up to $500 to the Sellers under an “earn-out” provision of the Securities Purchase Agreement. The Company determined the estimated acquisition date of fair value of the contingent consideration using a Monte Carlo simulation. Significant assumptions included a discount rate of 3.5% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 1.6%.

This contingent consideration liability is remeasured at fair value for each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the nine months ended September 30, 2026, the Company evaluated in current quarter and noted immaterial difference hence no adjustments. Significant assumptions included a discount rate of 3.6% and an assumed income tax rate of 26.5% as well as projected net sales derived from internal forecasts and a three-month revenue volatility rate of 2.4%.

The condensed consolidated financial statements of the Company include the results of operations of Evoke from April 30, 2025 to  September 30, 2026 and do not include results of operations for periods prior to April 30, 2025.

NOTE 5: ACCOUNTS AND OTHER RECEIVABLES

Details of accounts and other receivables balance is as follows:

	September 30,	December 31,
	2026	2025
Accounts receivable	$122	$124
Allowance for expected credit losses	(23)	(10)
Other receivables	59	80
Total	$158	$194

	September 30,	December 31,
	2026	2025
Allowance for credit losses at beginning of period	$10	$112
Provision for bad debt	13	10
Accounts written off	-	(112)
Allowance for credit losses at end of period	$23	$10

NOTE 6: PREPAID EXPENSES

Details of prepaid expenses balance is as follows:

	September 30,	December 31,
	2026	2025
Shares issued for prepaid services	$295	$780
Prepaid expenses	500	198
Total (current)	$795	$978

Shares issued for prepaid services	$-	$-
Prepaid expenses	196	268
Total (non-current)	$196	$268

NOTE 7: INVENTORY

Details of inventory balance is as follows:

	September 30,	December 31,
	2026	2025
Raw Materials	$-	$108
Finished Goods	62	-
Total	$62	$108

NOTE 8: EQUIPMENT

Equipment balance is as follows:

	September 30,	December 31,
	2026	2025
Medical equipment, cost	$148	$148
Medical equipment subject to operating leases, cost	283	123
Office Equipment	45	32
Less – accumulated depreciation	(86)	(58)
Less - Impairment	(99)	(99)
Equipment, net	$291	$146

Depreciation expenses was $11 and $28 for the three and nine months ended September 30, 2026, respectively.

Medical equipment subject to operating leases includes hardware leased to customers as part of the Company’s products and services offerings.

NOTE 9: LEASES

The Company enters into subscription agreements with customers under which it leases EEG equipment and provides services related to EEG testing. The lease terms range from 1 to 3 years. The subscription arrangements are classified as an operating lease. The leases do not transfer ownership of the underlying assets to the customer, do not provide the customer with a purchase option that is reasonably certain to be exercised, and the lease terms do not represent a major part of the remaining economic life of the underlying assets. The underlying assets subject to operating leases consist of EEG equipment. These assets remain on the Company’s balance sheet and are depreciated over their estimated useful lives.

Future undiscounted cash flows from the Company’s operating leases are as follows:

Year
2026	$244
2027	609
2028	273
2029	144
2030	-
Thereafter	-
Total	$1,270

NOTE 10: INTANGIBLE ASSETS, NET AND GOODWILL

The following tables summarize the composition of intangible assets as of  September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Weighted
	Amount	Amortization	Impairment	Amount	Average Life
Finite lived intangible assets
Developed technology	700	(110)	-	590	7.59
Trade names	150	(71)	-	79	1.58
Non-compete agreements	110	(31)	-	79	3.58
Total intangible assets	$960	$(212)	$-	$748	6.19

	December 31, 2025
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Weighted
	Amount	Amortization	Impairment	Amount	Average Life
Finite lived intangible assets
BNA software	$1,109	$(84)	$(1,025)	$-	-
Developed technology	700	(52)	-	648	8.33
Trade names	150	(33)	-	117	2.33
Non-compete agreements	110	(14)	-	96	4.33
Total intangible assets	$2,069	$(183)	$(1,025)	$861	6.93

Amortization expense was $38 and $113 for the three and nine months ended September 30, 2026, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of  September 30, 2026, is summarized below:

Estimated
Future
Amortization
Expense
2026	$37
2027	150
2028	116
2029	100
2030 and thereafter	345
Total	$748

NOTE 11: LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain circumstances. Pursuant to Section 14 of the Israeli Severance Pay Law, 1963, all of the Company’s employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments made in accordance with Section 14 relieve the Company from any future severance payments with respect to those employees. In accordance with the Israeli Severance Pay Law, 1963, severance payments, which are included in salary and employee benefits, were $5 and $22 for the three and nine months ended September 30, 2026, and were $12 and $33 for the three and nine months ended September 30, 2025, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

a. Royalty Commitment - Israeli Innovation Authority (“IIA”)

The Company is committed to pay royalties to the State of Israel, through the Israel Innovation Authority (“IIA”), on proceeds from sales of products in which the IIA participated by way of grants for research and development. No grants were received in the period beginning January 1, 2024 through  September 30, 2026. Under the terms of the prior IIA grant agreements, the principal value of financial assistance received along with annual interest based on London Inter-Bank Offered Rate (“LIBOR”) is repayable in form of royalties at 3.0% of BNA™ sales. Since the elimination of LIBOR, the Secured Overnight Financing Rate (“SOFR”) subsequently replaced LIBOR as a reference rate of interest for IIA grant agreements. In the case of lack of commercial feasibility of the project that was financed using the grant, the Company is not obligated to pay any royalty. The Company cannot reasonably determine the outcome of the commercialization of the underlying technology and considers the liability to be contingent upon generation of sales utilizing said underlying technology, hence no liability has been recognized as of  September 30, 2026, and  December 31, 2025. The contingent liability amounts to $5,916 and $5,835 for  September 30, 2026, and  December 31, 2025 respectively.

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

NOTE 13: EQUITY

a. Shares

On February 3, 2026, the Company filed a Prospectus Supplement to amend a registration statement with the Securities and Exchange Commission for an at-the-market ("ATM") offering program pursuant to which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $7,434. The registration statement became effective on February 3, 2026. As of September 30, 2026, the Company had not sold any shares under the ATM program.

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

b. Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life (Years)
Outstanding warrants, December 31, 2025	900,738	$16.26	6.65
PIPE 2026 warrants	13,666,666	2.19	-
Exercised	-	-	-
Warrants Expired	-	-	-
Outstanding warrants, September 30, 2026	14,567,404	$2.84	4.30

c. Warrants exercisable for little or no consideration

Warrants exercisable for little or no consideration are fully vested warrants that allow the holders to acquire a specified number of the issuer’s shares at a nominal exercise price. The following table summarizes the Company’s penny warrant activity for the nine months ended September 30, 2026:

		Weighted
		Average
	Number of	Remaining
	Warrants	Life (Years)
Outstanding warrants, December 31, 2025	107,591	-
Pre-Funded Warrants (Note 13.a)	5,620,159	4.95
Exercised	(57,000)	-
Expired	-	-
Outstanding warrants, September 30, 2026	5,670,750	4.69

d. Employees stock option plan

A summary of option activity under the Company’s equity incentive plan as of  September 30, 2026, and changes during the period then ended is presented below.

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding Options, December 31, 2025	343,499	$7.01	2.78	$-
Options granted	155,000	1.12	6.90	-
Options forfeited	(25,485)	-	-	-
Outstanding Options, September 30, 2026	473,014	$4.60	3.10	$-

The share-based compensation expense related to options for the three and nine months ended September 30, 2026 was $3 and $22, respectively and $35 and $77 for three and nine months ended September 30, 2025, respectively. The fair value of options granted for the nine months ended September 30, 2026 and 2025, was $130 and $34, respectively. The intrinsic value of the options outstanding as of  September 30, 2026 is $nil ( December 31, 2025: $nil).

A summary of the Company’s nonvested options as of  September 30, 2026, and changes during the nine-month period ended, is presented below.

		Weighted
	Number of	Average
	Stock	Grant-Date
	Options	Fair Value
Non-Vested Options, December 31, 2025	61,058	$4.94
Options granted	155,000	-
Options vested	(52,063)	-
Options forfeited	(8,995)	-
Non-Vested Options, September 30, 2026	155,000	$0.84

As of  September 30, 2026, there was $126 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next four years.

e. Restricted share units (“RSUs”)

A summary of RSU activity under the Company’s equity incentive plan as of  September 30, 2026, and changes during the period ended is presented below.

		Aggregate
	Number of	Intrinsic
	Stock RSUs	Value
Outstanding, December 31, 2025	357,870	$315
RSUs granted	347,231	-
RSUs vested	(270,250)	-
RSUs forfeited	(52,903)	-
Outstanding, September 30, 2026	381,948	$584

The share-based compensation expense related to RSUs for the three and nine months ended September 30, 2026 was $148 and $655, respectively and $139 and $210 for the three and nine months ended September 30, 2025, respectively. The fair value of RSUs granted for the nine months ended September 30, 2026, and 2025, was $583 and $1,478, respectively.

The fair value of each RSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested RSUs as of  September 30, 2026, and changes during the nine-month period ended, is presented below.

		Weighted
		Average
	Number of	Grant-Date
	Stock RSUs	Fair Value
Non-vested RSUs, December 31, 2025	357,870	$3.19
RSUs granted	347,231	1.68
RSUs vested	(270,250)	2.40
RSUs forfeited	(52,903)	1.58
Non-vested RSUs, September 30, 2026	381,948	$2.59

As of  September 30, 2026, there was $966 of total unrecognized compensation cost related to nonvested RSUs granted. That cost is expected to be recognized over a weighted average period of 1.6 years.

f. Deferred stock units (“DSUs”)

A summary of DSU activity under the Company’s equity incentive plan as of  September 30, 2026, and changes during the period ended, is presented below.

	Number of	Aggregate
	Deferred	Intrinsic
	Stock Units	Value
Outstanding DSUs, December 31, 2025	239,084	$152
DSUs granted	294,116	-
Outstanding DSUs, September 30, 2026	533,200	$516

The share-based compensation expense related to DSUs for the three and nine months ended September 30, 2026 was $93 and $258, respectively and $41 and $210 for the three and nine months ended September 30, 2025, respectively. The fair value of DSUs granted for the nine months ended September 30, 2026, and 2025, was $591 and $210, respectively.

The fair value of each DSU is estimated based on the grant-date fair value of the underlying share of common stock.

A summary of the Company’s nonvested DSUs as of  September 30, 2026, and changes during the nine month period ended, is presented below.

		Weighted
		Average
	Number of	Grant-Date
	Stock DSUs	Fair Value
Non-vested DSUs, December 31, 2025	172,416	$1.92
DSUs granted	294,116	-
DSUs cancelled	(129,313)	-
Non-vested DSUs, September 30, 2026	337,219	$1.92

As of  September 30, 2026, there was $607 of total unrecognized compensation cost related to nonvested DSUs granted. That cost is expected to be recognized over a weighted average period of 9 months.

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

Diluted net loss per common share is computed by giving effect to all potential dilutive shares of common stock that were outstanding during the period when the effect is dilutive. As of  September 30, 2026, potential dilutive shares of common stock consist of shares issuable upon exercise of stock options, warrants, RSUs and DSUs. No adjustments have been made to the weighted average outstanding shares of common stock figures for the nine months ended September 30, 2026, or 2025, as the assumed conversion would be anti-dilutive.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share, as such shares would have had an anti-dilutive effect:

	2026	2025
Warrants (Note 13.b)	14,567,404	1,700,738
Stock options (Note 13.d)	473,014	357,341
Unvested RSUs (Note 13.e)	381,948	397,032
Unvested DSUs (Note 13.f)	337,219	-
Total	15,759,585	2,455,111

For the purposes of the computation of basic and diluted net loss per share, an amount recognized as a deemed dividend reduced net loss available to common stockholders in a manner similar to the application of the two-class method. The net loss available to common stockholders for the nine months ended September 30, 2026 and 2025 was adjusted by the deemed dividend associated with the Inducement Agreement.

NOTE 15: REVENUE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Type of goods and services
Service	$183	$345	$563	$577
Rentals	-	15	22	81
Product	56	14	233	58
Subscriptions	326	-	730	-
Other miscellaneous products	82	14	98	14
Total	$647	$388	$1,646	$730

Timing of recognition of revenue
Point in time	226	373	762	649
Over time	421	15	884	81
Total	$647	$388	$1,646	$730

	Nine Months Ended
	September 30,
	2026	2025
Deferred revenue - beginning of period	$249	$13
Acquired in Evoke business combination	-	252
Increases due to consideration received from customers	591	502
Revenue recognized	(752)	(498)
Deferred revenue - end of period	$88	$269

The deferred revenue balance at September 30, 2026 consists of $87 classified as current and $1 classified as non-current on the condensed consolidated balance sheet.

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

NOTE 17. SUBSEQUENT EVENTS - Open

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy, plans and objectives; anticipated future operating results and operating expenses, cash flows, capital resources, and liquidity; trends, opportunities and risks affecting our business, industry and financial results; the expected benefits of use of our solutions; future expansion or growth plans and potential for future growth; our business prospects; our systems and technology, future profitability; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next twelve months; acquisitions; and our expectations or beliefs concerning future events. In addition, the words “anticipates,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, and many of which are outside of our control. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	fluctuation and volatility in market price of our common stock due to market and industry factors, as well as general economic, political and market conditions;

●	our ability to continue as a going concern;

●	the impact of dilution on our stockholders, including through the issuance of additional equity securities in the future;

●	our ability to realize the intended benefits of the Merger;

●	our ability to realize the intended benefits of the Acquisition;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of any legal or other proceedings we may become subject to in the future;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market (“Nasdaq”) and the development of an active trading market;

●	whether our updated business operations, strategies and focus result in an improvement for the value of our common stock;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned operations and realize potential profits;

●	our limited operating history;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our products, both within and outside of the U.S.;

●	our ability to maintain regulatory approval;

●	the impact of the concentration of capital stock ownership with our insiders on stockholders’ ability to influence corporate matters.

●	the impacts of future acquisitions of businesses or products and the potential to fail to realize intended benefits of such acquisition;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	our dependence on third parties;

●	our products ability to achieve market acceptance;

●	the impact of pricing of our products;

●

our ability to obtain, maintain and protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to generate sufficient revenue to achieve and sustain profitability;

●	the impact of the increased expenses and administrative requirements of operating as a public company on our business, financial condition and results of operations; and

●	the other factors set forth in the “Risk Factors” section of this Form 10-Q and our other documents filed with the SEC under the heading “Risk Factors.”

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

Our FDA-510(k) cleared Evoke EEG System, commercially deployed as the Evoke EEG System, is in active use across more than 85 clinical sites in the United States as of September 30, 2026. Clinicians use the system to perform EEG and ERP assessments, which are analyzed by our cloud-based platform and returned as structured reports designed to support clinical decision-making. Our subscription-based commercial model creates a recurring revenue stream that scales in lockstep with clinical utilization, meaning that the more deeply clinicians integrate electrophysiological assessment into their practice, the more revenue we generate and the more our database grows.

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

We will pay Konik a commission equal to 2.0% of the aggregate gross proceeds from the sales of ATM Shares sold through Konik under the ATM Agreement and will also reimburse Konik for the fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount not to exceed $50 in the aggregate, and up to an additional $5 per due diligence update session (and in no event more than $20 per fiscal year) for diligence and maintenance of the ATM Agreement. The ATM Agreement contains certain covenants, representations and warranties customary for an agreement of this type. We agreed to provide indemnification and contribution to Konik against certain liabilities, including liabilities under the Securities Act.

As of September 30, 2026, we had not sold any shares under the ATM Agreement.

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

Research and Development Expense

Research and development expenses represent costs incurred to conduct research and development, such as the development/enhancements of our products. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

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

Other Income (Expense)

Other income, (expense) consists primarily of interest income, interest and bank fees, foreign exchange gains or losses, and, in prior periods, changes in derivative fair value and losses on settlement of convertible notes.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth amounts from our condensed consolidated statements of operations for the three months ended September 30, 2026, and 2025:

	Three Months Ended
	September 30,
	$US, in thousands
	2026	2025	Change ($)

REVENUE	$647	$388	$259
COST OF GOODS SOLD	122	242	(120)
GROSS PROFIT	525	146	379

OPERATING EXPENSES:
Research and development expenses	383	378	5
Selling and marketing expenses	194	265	(71)
General and administration expenses	1,490	2,007	(517)
Impairment of intangible assets	-	152	(152)
TOTAL OPERATING EXPENSES	2,067	2,802	(735)

OPERATING LOSS	(1,542)	(2,656)	1,114

OTHER INCOME (EXPENSE)
Interest and bank fees	(4)	(10)	6
Interest income	68	29	39
Foreign exchange gain (loss)	(1)	-	(1)
Other income (expenses)	-	(2)	2
TOTAL OTHER INCOME (EXPENSES)	63	17	46

LOSS BEFORE INCOME TAX	(1,479)	(2,639)	1,160
Provision for income tax	-	-	-
NET LOSS	$(1,479)	$(2,639)	1,160

Revenue

Revenue for the three months ended September 30, 2026, was $647, as compared to $388, in the three months ended September 30, 2025, representing an increase of $259, or 67%. The increase was driven primarily by growth in recurring subscription revenue associated with our deployed equipment.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2026, was $122, as compared to $242, in the three months ended September 30, 2025, representing a reduction of $120, or 50%, primarily reflecting the drawdown of Versus inventory and the reduction in support costs. As a result, gross profit increased to $525 from $146, and gross margin improved to 81% from 38%.

Operating Expenses

Research and Development Expenses

Research and development expenses remained relatively unchanged for the three month periods ended September 30, 2026 and 2025 as we continued to invest in our platform. Research and development expenses for the three months ended September 30, 2026, were $383, as compared to $378, for the three months ended September 30, 2025, representing an increase of $5, or 1%.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2026, were $194, as compared to $265, for the three months ended September 30, 2025, representing a decrease of $71, or 27%. The decrease was primarily due to lower headcount, and was achieved while revenue increased 67%, reflecting improved selling and marketing efficiency.

General and Administration Expenses

General and administration expenses for the three months ended September 30, 2026, were $1,490 as compared to $2,007, for the three months ended September 30, 2025, representing a decrease of $517, or 26%. The decrease reflects disciplined operating expense management, primarily lower professional fees and stock-based compensation.

Impairment of Intangible Assets

Impairment expenses for the three months ended September 30, 2026 were $nil, as compared to $152 for the three months ended September 30, 2025, representing a decrease of $152. The decrease is due to one of the capitalized upgrades no longer being utilized as a result of a change in management and subsequent direction. Consequently, the upgrade was deemed fully impaired, resulting in the recording of an impairment charge of $152 in September 2025.

Other Income (Expense)

Other Income (Expense) for the three months ended September 30, 2026, was $63, as compared to $17, for the three months ended September 30, 2025, representing an increase in income of $46 or 271%. The increase was primarily due to higher interest income on cash balances in the current period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth amounts from our condensed consolidated statements of operations for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended
	September 30,
	$US, in thousands
	2026	2025	Change ($)

REVENUE	$1,646	$730	$916
COST OF GOODS SOLD	647	267	380
GROSS PROFIT	999	463	536

OPERATING EXPENSES:
Research and development expenses	1,332	1,026	306
Selling and marketing expenses	515	672	(157)
General and administration expenses	4,678	4,968	(290)
Impairment of intangible assets	-	152	(152)
TOTAL OPERATING EXPENSES	6,525	6,818	(293)

OPERATING LOSS	(5,526)	(6,355)	829

OTHER INCOME (EXPENSE)
Interest and bank fees	(17)	(153)	136
Interest income	123	59	64
Foreign exchange gain (loss)	(2)	(4)	2
Change in derivative fair value	-	(9,369)	9,369
Loss on settlement of convertible promissory note	-	(1,353)	1,353
Other income (expense)	(45)	(223)	178
TOTAL OTHER INCOME (EXPENSE)	59	(11,043)	11,102

LOSS BEFORE INCOME TAX	(5,467)	(17,398)	11,931
Provision for income tax	-	4	(4)
NET LOSS	$(5,467)	$(17,402)	$11,935

Revenue

Revenue for the nine months ended September 30, 2026, was $1,646, as compared to $730, for the nine months ended September 30, 2025, representing an increase of $916, or 125%. The increase was driven primarily by growth in recurring subscription revenue associated with our deployed equipment.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2026, was $647, as compared to $267, for the nine months ended September 30, 2025, representing an increase of $380 or 142%. The increase was consistent with the growth in revenue and reflects material costs associated with Evoke and Versus products and our investment in a dedicated Customer Success Team. As a result, gross profit increased $536, or 116%, to $999 from $463, and gross margin was 61% for the nine months ended September 30, 2026, compared to 63% for the nine months ended September 30, 2025.

Operating Expenses

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026, were $1,332, as compared to $1,026, for the nine months ended September 30, 2025, representing an increase of $306, or 30%. The increase reflects continued investment in platform development, including the addition of dedicated development staff, as well as the recognition of the remaining balance of a prepaid agreement in June 2026.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2026, were $515, as compared to $672, for the nine months ended September 30, 2025, representing a decrease of $157, or 23%. The decrease was primarily due to lower headcount, and was achieved while revenue increased 125%, reflecting improved selling and marketing efficiency.

General and Administration Expenses

General and administration expenses for the nine months ended September 30, 2026, were $4,678 as compared to $4,968, for the nine months ended September 30, 2025, representing a decrease of $290, or 6%. The decrease reflects disciplined operating expense management, primarily due to lower headcount.

Impairment of Intangible Assets

Impairment expenses for the nine months ended September 30, 2026 were $nil, as compared to $152 for the nine months ended September 30, 2025, representing a decrease of $152. The decrease is due to one of the capitalized upgrades no longer being utilized as a result of a change in management and subsequent direction. Consequently, the upgrade was deemed fully impaired, resulting in the recording of an impairment charge of $152 in September 2025.

Other Income (Expense)

Other Income (Expense) for the nine months ended September 30, 2026, was income of $59, as compared to expense of $11,043, for the nine months ended September 30, 2025, representing a favorable change of $11,102 or 101%. The change is primarily due to the non-recurring in 2026 of the $9,369 change in derivative fair value and the $1,353 loss on settlement related to the Convertible Promissory Note, which was settled in Q1 2025. As a result of the foregoing, net loss for the nine months ended September 30, 2026 narrowed by $11,935, or 69%, to $5,467, compared to $17,402 for the nine months ended September 30, 2025.

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

As of September 30, 2026, we had cash of $8,023, compared to $2,747 as of December 31, 2025, an increase of $5,276 during the nine months ended September 30, 2026. The increase reflects net proceeds from the Initial Closing and the April 16, 2026 Additional Closing of our March 2026 private placement, partially offset by cash used in operating and investing activities during the period. Total aggregate gross proceeds raised under the Securities Purchase Agreement dated March 8, 2026, including both closings, were $10,250.

For the next 12 months, we expect to continue to use cash in operations as we continue to invest in the expansion of our sales organization. The acquisition has expanded our product portfolio and introduced recurring revenue from Evoke product sales; however, we do not expect revenue to be sufficient to cover operating expenses in the near term.

Beyond the next 12 months, our ability to achieve profitability will depend on the successful commercialization of our product portfolio. We expect to incur significant costs associated with continued product development, commercialization, and distribution activities. As a result, we will require substantial additional capital to fund ongoing operations and to implement our business strategy prior to achieving positive cash flows from operating activities.

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

There is substantial doubt about our ability to continue as a going concern, as evidenced by our accumulated deficit of $117,037 and negative cash flows from operating activities of $4,829 for the nine months ended September 30, 2026. The report of our independent registered public accounting firm for the year ended December 31, 2025 also expressed substantial doubt about our ability to continue as a going concern.

Management's plan to address the conditions giving rise to substantial doubt includes: (i) disciplined operating expense management and integration synergies from the Evoke acquisition; (ii) targeted commercial expansion to drive recurring revenue; and (iii) continued access to capital markets through equity financings, including our at-the-market offering program with up to $7.4 million in available capacity. During the nine months ended September 30, 2026, the Company raised $10,277 in net proceeds through the Initial Closing and Additional Closing of a private placement of units and the exercise of warrants (see Note 13 - Equity). These plans involve assumptions about capital markets and customer demand that may not occur as expected, and there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all.

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

Cash flows

The following table sets forth the significant sources and uses of cash for the periods noted below:

	Nine Months Ended
	September 30,
	2026	2025	Change
		(in thousands)
Net cash (used in) provided by

Operating activities	$(4,829)	$(6,389)	$1,560

Investing activities	$(172)	$(2,465)	$2,293

Financing activities	$10,277	$11,369	$(1,092)

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $4,829 as compared to $6,389, for the nine months ended September 30, 2025, representing an improvement of $1,560, or 24%. This improvement in operating cash flow is primarily due to a lower net loss after adjusting for non-cash items, and a smaller decrease in accrued liabilities ($301 compared to $1,058 in the nine months ended September 30, 2025).

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $172, as compared to $2,465, cash used in investing activities for the nine months ended September 30, 2025, representing a decrease of $2,293, or 93%. The decrease in cash used in investing activities is primarily attributable to the $2,360 paid, net of cash acquired, for the acquisition of Evoke Neuroscience, Inc. in the prior-year period.

Financing Activities

For the nine months ended September 30, 2026, net cash provided from financing activities was $10,277, as compared to $11,369, for the nine months ended September 30, 2025, representing a decrease of $1,092, or 10%. Financing proceeds in 2026 consisted primarily of the March 2026 private placement of units compared to proceeds from warrant exercises in 2025.

Known Trends, Events, and Uncertainties

We are increasingly reliant on machine learning models for EEG/ERP interpretation. Model performance depends on training data diversity and ongoing monitoring to ensure generalizability. Evolving regulatory guidance (including the FDA’s approach to AI/ML-enabled medical devices) and payer expectations could impact timelines and costs. Additionally, our handling of PHI and clinical data requires robust cybersecurity, vendor oversight, and compliance with HIPAA and 21 CFR Part 11. A significant data breach, integrity failure, or model drift could adversely affect adoption, revenues, and our reputation.

As with other companies that are in our industry, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, subject to uncertainty. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as pandemics and epidemics, are difficult to predict. Changes in U.S. and international trade policy, including tariffs imposed or threatened by the U.S. government during 2026 — such as the broad tariffs imposed under the International Emergency Economic Powers Act, which the U.S. Supreme Court held unlawful in February 2026, the temporary 10% global import surcharge imposed under Section 122 of the Trade Act of 1974, which expired on July 24, 2026, the tariffs of 10% or 12.5% imposed effective July 24, 2026 under Section 301 of the Trade Act of 1974 on imports from 60 U.S. trading partners, and additional tariffs specifically targeting Canadian goods — could have a material and significant impact on our business, including on the cost of components, products, and services sourced from or through affected jurisdictions, and remain subject to further change with limited notice. The consequences of the conflict between Israel and Hamas and the ceasefire framework in effect since October 2025, as well as the 2026 conflict among Israel, the United States, and Iran — including the ceasefire reached in April 2026, the subsequent memorandum of understanding regarding the Strait of Hormuz, and continuing regional tensions, sanctions, and countermeasures — together with the effects of these conflicts on our employees and operations in Israel, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this Form 10-Q, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to curtail, or cease our operations.

Other than as discussed above and elsewhere in this Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2026, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of September 30, 2026 were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets: (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting policies (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting, which continued to exist as of September 30, 2026.

The material weaknesses are as follows:

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

Remediation Plan for the Material Weaknesses

Management commenced the design and identification of remediation controls in the fourth quarter of 2025. As of the date of this report, the material weaknesses have not been remediated. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively. We currently expect to complete remediation by Q2 2027, although the timing of completion is subject to the results of ongoing evaluation and testing.

Remediation efforts include but are not limited to (a) developing, documenting and enhancing processes surrounding ITGCs, and (b) hiring / contracting additional resources to support the financial reporting process. Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements. Management is committed to the remediation of the material weakness described above which began in Q4 2025 and into the remainder of 2026 and 2027. Management has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively during the remainder of the year and 2027.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures described above under “Remediation Plan for the Material Weaknesses” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The outcome of any such proceedings is inherently uncertain. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the SEC on May 13, 2026, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as filed with the SEC on August 11, 2026.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, we did not sell any equity securities that were not subsequently registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended  September 30, 2026, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended  September 30, 2026.

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

3.3

Amendment No. 2 of Amended and Restated Certificate of Incorporation of Firefly Neuroscience, Inc., As Amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2026)

3.4	Amended and Restated Bylaws of Firefly Neuroscience, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2024).

4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.2	Form of 150% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.3	Form of 200% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on March 12, 2026).

4.4	Form of 150% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2026).

4.5	Form of 200% Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2026).

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

10.7

Offer of Employment, dated July 28, 2026, by and between Firefly Neuroscience, Inc. and Jessica Paz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

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

FIREFLY NEUROSCIENCE, INC.

Date: November 10, 2026	By:	/s/ Greg Lipschitz
Greg Lipschitz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jessica Paz
Jessica Paz
Chief Accounting Officer
(Principal Financial and Accounting Officer)